Form 10-K
period 1995-12-31
ALASKA APOLLO RESOURCES INC
filed 1996-05-24
CIK 746834

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K





/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1995

                                       OR



/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from           to
                                                 ---------    ---------

                         COMMISSION FILE NUMBER: 0-12185

                          ALASKA APOLLO RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     PROVINCE OF BRITISH COLUMBIA            NOT APPLICABLE
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

       131 PROSPEROUS PLACE, SUITE 17-A        40509-1844
             LEXINGTON, KENTUCKY               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (606) 263-3948
                                ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, no par
                                                            value per share.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES /X/.  NO    .
                                               ---      ---
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

DOCUMENTS INCORPORATED BY REFERENCE: None.

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
               General . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
               Oil and Gas Exploration and Production. . . . . . . . . . . . . 1
               Mining Operations . . . . . . . . . . . . . . . . . . . . . . . 6
               The Mining Claims . . . . . . . . . . . . . . . . . . . . . . . 8
               Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .11
               Executive Officers of the Registrant. . . . . . . . . . . . . .11
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .12
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .12
     Item 4.   Other Events. . . . . . . . . . . . . . . . . . . . . . . . . .12
     Item 5.   Submission of Matters to a Vote of Security Holders . . . . . .12

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
     Item 6.   Market for the Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .13
               Foreign Laws Affecting the Common Stock . . . . . . . . . . . .13
     Item 7.   Selected Financial Data . . . . . . . . . . . . . . . . . . . .14
     Item 8.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . .14
               Liquidity . . . . . . . . . . . . . . . . . . . . . . . . . . .15
               Capital Resources . . . . . . . . . . . . . . . . . . . . . . .16
               Results of Operations . . . . . . . . . . . . . . . . . . . . .17
     Item 9.   Financial Statements and Supplementary Data . . . . . . . . . .18
     Item 10.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .18

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
     Item 11.  Directors and Officers of the Registrant. . . . . . . . . . . .19
     Item 12.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .20
               Compensation of Directors . . . . . . . . . . . . . . . . . . .21
               Compensation Committee Interlocks and Insider Participation . .21
     Item 13.  Security Ownership of Certain Beneficial Owners and Management.22
     Item 14.  Certain Relationships and Related Transactions. . . . . . . . .23
               Indebtedness of Directors, Officers and Employees . . . . . . .23
               Lease Obligation of the Company . . . . . . . . . . . . . . . .23
               Arizona Desert Minerals Co., Inc. . . . . . . . . . . . . . . .23
               CFO Services, Inc.. . . . . . . . . . . . . . . . . . . . . . .24
               Guthrie York & Company, Inc.. . . . . . . . . . . . . . . . . .24
               Indebtedness of the Company to a Shareholder. . . . . . . . . .25
               Lease Obligation of the Company . . . . . . . . . . . . . . . .25
               Arizona Desert Minerals Co., Inc. . . . . . . . . . . . . . . .25
               CFO Services, Inc.. . . . . . . . . . . . . . . . . . . . . . .26
               Guthrie York & Company, Inc.. . . . . . . . . . . . . . . . . .26
               Indebtedness of the Company to a Shareholder. . . . . . . . . .26

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26
     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Alaska Apollo Resources Inc., (the "Company" or the "Registrant") is a diversified natural resources company that is engaged through certain subsidiaries in the exploration and production of oil and gas in the State of Kentucky, and in the prospecting, acquiring and, if warranted, developing gold mining properties in the State of Alaska. As used herein, the terms the "Company" and the "Registrant" refer to the Company and its wholly owned subsidiaries, unless the context otherwise requires.

     For financial information regarding the segments of the Company's operations, see the information contained in the Consolidated Financial Statements incorporated by reference in Item 8 hereof. To date, the Company's revenues are derived primarily from its oil and gas activities. The Company has received no revenues from its mining properties.

     The Company was incorporated on February 9, 1979, under the laws of British Columbia, Canada, as Catalina Energy & Resources Ltd. On November 27, 1981, the Company's name was changed to Alaska Apollo Gold Mines Ltd., and the authorized capital stock of the Company was changed from 5,000,000 shares of the Common Stock to 20,000,000 shares of the Common Stock. On October 14, 1992, the Company's name was changed to Alaska Apollo Resources Inc., and the Company completed a share recapitalization pursuant to which the Company's authorized capital was consolidated from 20,000,000 shares of the Common Stock to 6,000,000 shares of the Common Stock. On September 9, 1993, the Company's authorized capital stock was changed from 6,000,000 shares of the Common Stock to 20,000,000 shares of the Common Stock. At the date of this Report, there were 7,742,710 shares of the Common Stock outstanding.

     On September 17, 1993, the Company acquired all of the issued and outstanding shares of Daugherty Petroleum, Inc., a Kentucky corporation ("Daugherty Petroleum"), in exchange for 1,250,000 shares of the restricted Common Stock of the Company. Daugherty Petroleum is engaged in the exploration, production and development of natural gas, and, to a lesser extent, oil. All of Daugherty Petroleum's operations are presently located in Kentucky.

     On December 31, 1993, the Company's wholly-owned subsidiary, Alaska Apollo Gold Mines, Limited, a Nevada corporation, was merged into Daugherty Petroleum. As a result of the merger, all of the Company's mining properties and related assets were transferred to Daugherty Petroleum. On March 28, 1994, the Company acquired through a newly formed wholly-owned subsidiary of Daugherty Petroleum, Niagara Oil, Inc., a Kentucky corporation, approximately 60 percent of the working interests in a group of leases and 154 oil wells located in Henderson County, Kentucky, commonly referred to as the "Niagara Field." Consequently, as of the date of this Report, the Company has one subsidiary, Daugherty Petroleum, Inc. Daugherty Petroleum has one subsidiary, Niagara Oil, Inc.

OIL AND GAS EXPLORATION AND PRODUCTION

     The Company is engaged through Daugherty Petroleum, which was incorporated in 1984, in the business of acquiring properties for the exploration and development of oil and gas, including lease acquisitions, participation in ventures involving other oil and gas companies and investors, and in farm-ins from other producers. Daugherty Petroleum performs these services on behalf of the Company, investors in specific programs, and on a turnkey basis for other oil and gas companies. Daugherty Petroleum has also acquired producing properties, both to operate and to resell. These acquisitions often require workover attempts and the purchase of these properties is usually based upon an assumed return on investment to the Company of three years or less. During 1995, Daugherty Petroleum did not acquire any oil or gas wells by direct purchase. During 1995, the Company acquired mineral leases in its area of operation, expanded its reserve base through the drilling of 16 wells, and participated in four additional wells drilled by another operator on Daugherty Petroleum farmout acreage. The Company also pursued acquisitions of reserve, mineral lease, and well assets but did not close any acquisitions during 1995.

     In addition to its main business of drilling and operating oil and gas wells, Daugherty Petroleum is pursuing a strategy of diversification within the oil and gas industry. The Company has developed a infrastructure to allow it to serve other segments of the industry, such as transportation, marketing and pipeline construction and operation. During 1995, the Upper Cumberland Utility District, a non-profit "public utility" completed the construction of an 18-mile, eight inch pipeline connecting its system with the East Tennessee pipeline. Pursuant to the terms of an agreement with Upper Cumberland Utility District, Daugherty Petroleum has the option to purchase all transportation space available on the District's system in excess of that quantity required by the District to supply its customers. The term of the agreement is for five years and is renewable in five year periods.

     Daugherty Petroleum, Inc., completed the construction of a natural gas pipeline gathering system, approximately 40,000 feet in length, in the Gausdale Field located in Knox County, Kentucky. This system, in which the Company owns a 25 percent interest, has allowed Daugherty Petroleum, Inc., to extend its operations and will allow further exploration into areas previously inaccessible to pipeline gathering systems.

     Daugherty Petroleum is mainly active in oil and gas exploration, development and production in the Appalachian and Illinois Basins. The western edge of the Appalachian Basin in eastern and southeastern Kentucky is the primary target for drilling and acquisitions by the Company. The Appalachian Basin, which has relatively shallow production, is the oldest and, geographically, one of the largest producing regions in the United States. In the Appalachian Basin, Daugherty Petroleum operates gas wells in the Williamsburg and Gausdale Fields in Whitley and Knox Counties, Kentucky. The wells range between 1,500 and 3,000 feet in depth and production is from the Big Lime, Waverly, and Devonian Shale Formations, with daily production ranging between 20 and 200 Mcf per day. The gas produced in the fields is of a good quality and dry. The proximity of the gas fields to the northeastern United States market has generally resulted in higher than average natural gas prices.

     The majority of Daugherty Petroleum's oil is produced from leases located in the western Kentucky portion of the Illinois Basin. The wells in which Daugherty Petroleum owns interests are less than 2,500 feet deep, and each well typically produces one to five barrels daily. Daugherty Petroleum acquired most of its oil production through acquisitions. Most fields in the Illinois Basin are eventually produced by waterflooding (secondary recovery methods), and it is the intention of the Company to waterflood some of its properties that have the characteristics to flood well. In addition to waterflooding to enhance production, the Company intends to drill on proven undeveloped leases that the Company owns.

     The Company is continually leasing land for future drilling operations.
The document normally used to lease land is commonly referred to as "Oil and Gas Lease-Kentucky-Tennessee Form 88." This lease document allows the Company the exclusive right of extracting oil and gas by drilling, injecting gas, water, brine and other substances relating to the production of oil and gas into subsurface strata, and rights-of-way for laying gathering lines and constructing structures required for the production of oil and gas. The royalty to the mineral owner is typically one-eighth of the gross sales price, and the owner usually receives free domestic gas. The typical lease taken by the Company is for a term of one year. If production is obtained within the term, the lease remains in force and effect so long as production continues, otherwise, the lease expires.

     The Company's operating objective is to continue to build and maintain a dominant position as an oil and gas producer in the Appalachian and Illinois Basins. To accomplish this objective, first, the Company intends to continue an aggressive growth strategy. Many producing properties are expected to become available for sale in the areas in and around the Company's existing operations. Next, the Company intends to expand its lease inventory and continue seeking capital to finance new drilling operations. The Company has typically acquired drilling capital by offering joint venture interests in drilling prospects to sophisticated and accredited investors, and by offering turnkey drilling services to other oil and gas companies, thereby earning interests of between five and 25 percent in each well drilled. Finally, the Company plans to continue the improvement of profit margins on oil and gas production through operating efficiencies, mechanical improvements, and the use of enhanced and secondary recovery techniques.

     Daugherty Petroleum owns a net 10.4 Bcf or its equivalent of proven natural gas reserves. The Company's natural gas reserves increased 25 percent in 1995, and this increase was solely attributable to the drilling of wells through joint ventures and partnerships. The Company purchased no gas reserves in 1995. For information relating to Daugherty Petroleum's proven reserves and proven undeveloped reserves, see the Consolidated Financial Statements incorporated by reference in Item 8 hereof.

     DOMINION RESERVES, INC. On June 16, 1995, Daugherty Petroleum signed a joint venture agreement with Dominion Reserves, Inc., to drill 15 wells in Knox County, Kentucky. The agreement also gave Dominion Reserves, Inc., a first option to drill additional wells in an area of mutual interest with the Company. Nine of the 15 wells were drilled in 1995, with the remainder to be drilled in 1996.

     LOS ALAMOS NATIONAL LABORATORY AND UNIVERSITY OF HOUSTON'S OIL RECOVERY CENTER RESEARCH PROJECT. On March 15, 1995, research related to the Company's research project on the Summit Funding properties were discontinued by Los Alamos and the University of Houston as a result of insufficient data to conduct a reservoir simulation study. On September 5, 1995, the Company signed a Cooperative Research and Development Contract ("CRADA") with Los Alamos National Laboratory and the Regents of the University of California. The scope of the new contract is to "investigate the design of a development drilling program for gas fields." The Company is currently transmitting data on field geology and well production to the Los Alamos Laboratory for digitization. After all the information is obtained and digitized, analysis will be performed to study areas for potential development and assist the Company in selecting drilling locations for greater enhancement of natural gas reserves.

     WENTZLOFF ACQUISITION. During 1994, Daugherty Petroleum purchased 6.5 Bcf of natural gas or its equivalent from 29 Kentucky partnerships for 1,057,795 shares of restricted common stock in the Company. During 1995, the Company produced 189,916 Mcf (0.189 Bcf) of the 6.5 Bcf of natural gas.

     The shares of the restricted Common Stock which were attributable to the acreage and overriding royalty interests and personal property acquired from Wentzloff Energy and Southern Drilling were placed in trust pursuant to trust agreements and escrow agreements executed by Wentzloff Energy, Southern Drilling, Daugherty Petroleum and a trustee. All stock placed in the trusts was subject to proxies whereby such stock was to be voted in accordance with the direction of the management of the Company. The voting trust agreements expired on November 16, 1995.

     Likewise, the shares of the restricted Common Stock which were received by the partnerships for the gas production sold to Daugherty Petroleum were placed in trust pursuant to a trust agreement executed by the partnerships, Daugherty Petroleum and a trustee. All stock placed in the trust was subject to a proxy and a voting trust agreement whereby such stock is to be voted in accordance with the direction of the management of the Company. The voting trust agreement expired on December 22, 1995.

     Under the terms of the purchase agreement with Wentzloff Energy, Daugherty Petroleum had a period of 12 months to conduct due diligence with respect to the production purchased from the partnerships. As of November 16, 1994, the Company determined to its satisfaction that the reserves covered under the purchase agreement were in place and on that date and notified the trustee of this satisfactory completion of its due diligence. Subsequent to this notification the shares held by the trustee for the various partnerships were distributed to the various partnerships. On November 15, 1994, Wentzloff Energy directed the trustee to distribute the shares to the individual partnership participants. As of the date of this Report, these shares have been issued to the various participants and, as of December 22, 1995, the shares are free trading subject to the ongoing restrictions of Rule 144 of the Securities Act of 1933.

     Daugherty Petroleum bears all costs and expenses relative to the production of gas purchased from the partnerships. In addition, Daugherty Petroleum and the partnerships have entered into a Joint Development Agreement, in order to enhance the recovery from the oil and gas properties owned by the partnerships. All production of oil and gas from the properties owned by the partnerships shall be allocated to Daugherty Petroleum until the receipt by Daugherty Petroleum of the 6.5 Bcf of gas purchased from the partnerships. Thereafter, any recovery shall be split 80 percent to Daugherty Petroleum and 20 percent to the partnerships.

     On April 11, 1994, the Company reached an agreement with Michigan Southern Energy, Inc., a Michigan corporation, to purchase gas reserves and its equivalent totaling 0.6 billion cubic feet (0.6 Bcf) from two partnerships which it managed. The gas is underlying six producing wells located in the Gausdale Field in Knox County, Kentucky, which are pursuant to the agreement operated by Daugherty Petroleum, Inc. The consideration for the purchase of 175,002 shares of the restricted Common Stock.

     NIAGARA OIL, INC. The Company's subsidiary, Daugherty Petroleum, through its subsidiary, Niagara Oil, Inc., acquired from the U.S. Bankruptcy Court for the Western District of Kentucky, the Niagara Oil Field located in Henderson County, Kentucky. One hundred fifty-four wells were acquired, and 79 wells are equipped. Fifteen wells have been used as water injection wells and 60 wells are drilled but not equipped. The prior operator of this field was in bankruptcy and had been cited for environmental violations by the United States Environmental Protection Agency and the Kentucky Division of Water. Daugherty Petroleum negotiated with the EPA, the Kentucky Division of Oil and Gas, and the Kentucky Division of Water to clean up the field and to bring it into environmental compliance. As of the date of this Report, the Company has completed cleanup operations, has reworked approximately 10 percent of the oil wells and is proceeding to bring the field into compliance. The Company estimates oil production will be 75 barrels of oil per day.

     PRODUCTION AND SALES. During 1995, 88 percent of the Company's operating revenues were derived from its oil and gas related activities. The Company's oil and gas gross revenues totaled $1,820,430 and were comprised of turnkey contract revenues of $1,280,115 (70 percent); oil and gas production revenues of $484,237 (27 percent); operating revenues of $41,078 (two percent); and lease sales of $15,000 (one percent). The Company sells a substantial amount of its gas through short term (less than one year) gas sales contracts. Gas sales are dependent on a variety of factors beyond the control of the Company, including competition with other gas suppliers, seasonal demand for gas and access to gas markets through transportation systems owned by third parties. During the past several years there has been a worldwide surplus of oil that is placing downward pressure on prices. There is no expectation that the oversupply will abate in the foreseeable future.

     PRODUCTIVE WELLS AND ACREAGE. Daugherty Petroleum owns fractional working interests (cost bearing interests) in 112 gross (42 net) producing gas wells and in 66 gross (21.6 net) producing oil wells. The majority of Daugherty Petroleum's gas production is located in southeastern Kentucky, in the Gausdale Field, in Whitley and Knox Counties. Oil production is primarily centered in Henderson County, Kentucky in the Illinois Basin, which is located in the Western part of Kentucky.

     A "gross well" is a well in which the Company owns a working interest. A "net well" is deemed to exist when the sum of the fractional working interests owned by the Company in gross wells equals one.

     As of December 31, 1995, Daugherty Petroleum owned natural gas and oil mineral leases covering 23,700 gross (19,552 net) acres of land. In 1995, Daugherty Petroleum had a budget of $100,000 for drilling exploratory wells, and $500,000 for drilling developmental wells.

     A "gross acre" is an acre in which a working interest is owned. The number of gross acres represents the sum of acres in which a working interest is owned. A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres expressed in whole numbers or fractions thereof.

     DRILLING ACTIVITY. During 1995, Daugherty Petroleum, participated in the drilling of 16 gross (1.72 net) gas wells. All sixteen of these wells were completed as wells capable of producing gas in commercial quantities. In addition, one of these gas wells was also completed as a well capable of producing crude oil. These wells included wells in which Daugherty Petroleum participated as program manager of natural gas and oil drilling programs in which units of participation representing working interest (cost bearing) ownership were sold to natural gas and oil investors. Daugherty Petroleum received, as a part of its compensation, interests in the wells operated by it on behalf of these programs. During 1995, Daugherty Petroleum sold interests in one drilling program and in one joint venture. The program and the joint venture were completed and all wells were capable of producing natural gas. Daugherty Petroleum also participated in a joint venture with Dominion Reserves, Inc. This joint venture was originally signed for 15 wells. As of December 13, 1995, nine wells had been drilled. The remainder of the wells are scheduled to be drilled beginning in June 1996.

     NATURAL GAS AND OIL RESERVES. The following table sets forth information as to the Company's proved and proved developed reserves of natural gas and oil and of December 31, 1995, 1994, 1993, 1992, and 1991:


                                                           Gas      Liquids
TOTAL PROVED RESERVES AS OF:                              (Mcf)      (Bbl)
- - -------------------                                        ---        ---
     December 31, 1995  . . . . . . . . . . . . . . . . 10,353,988  201,491
     December 31, 1994  . . . . . . . . . . . . . . . .  7,844,657  130,912
     December 31, 1993  . . . . . . . . . . . . . . . .    970,753  171,388
     December 31, 1992  . . . . . . . . . . . . . . . .  1,250,532      505
     December 31, 1991 (1)  . . . . . . . . . . . . . .        N/A      N/A

- - -------------------
(1)  Daugherty Petroleum did not have reserves information until 1992.

     As used herein, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, and the term "Bbl" means barrel. Liquids include crude oil, condensate and natural gas liquids.

     The reserve estimates presented herein were prepared by management and reviewed by Richard M. Russell & Associates, Inc., independent petroleum engineers. The report was prepared March 8, 1996, for the period ending December 31, 1995. For additional information regarding the Company's proved reserves, see Note 3 of the Notes to the Consolidated Financial Statements. No estimates of the Company's proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency.

     CERTAIN FACTORS AFFECTING RESERVES. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     MARKETING. The revenues generated by the Company's exploration and production operations are highly dependent upon the prices of, and demand for, natural gas, and to a lesser extent, crude oil. For the last several years, prices of natural gas and crude oil have reflected a worldwide surplus of supply over demand. From time to time the Company has curtailed its production in response to low prices. While short term prices for natural gas was low during most of 1995, the Company saw higher prices for its natural gas beginning in December of 1995. It is management's belief that market factors will lead to a strong gas price for all of 1996. Management believes that demand will be strong for natural gas due to unseasonably low quantities of natural gas in storage resulting from the harsh winter of 1995, the continuing demand caused by the increased use of natural gas as an alternative fuel source for motor vehicles, and the increased use of natural gas as a source for electrical generation. The Company's efforts to complete its gathering system has improved its access to new markets where prices more closely reflect the Appalachian hub prices received by other operators in the Appalachian Basin.

     Market conditions for oil and gas are the result of a number of factors outside the control of the Company, including changing economic conditions, seasonal weather conditions, loss of markets to alternative fuels, increased foreign production, governmental regulation and the failure or success of members of OPEC to agree to and maintain price and production controls. Historically, demand for, and prices of, natural gas are seasonal, generally peaking in the winter when heating requirements are highest.

     Approximately 67 percent of the Company's natural gas production is sold to Southern Gas Company with the remaining 33 percent being sold to various customers including Wiser Oil and Delta Natural Gas. The Company has significantly increased its gas sales to Wiser Oil through its newly completed gathering system. Exploration efforts will be concentrated in the area of the Company's new gathering system so that it can continue to increase its percentage of gas sold to diversified markets to capitalize on improved prices and improve its cash flow. The Company sells approximately 60 percent of its crude oil production to Indiana Farm Bureau, Inc., with the balance being sold to refineries such as Marathon Oil, South Kentucky Purchasing and Bear Creek Oil. The Company believes that the loss of any purchaser of the Company's oil production would not have a materially adverse affect on the Company.

     COMPETITION. The Company faces significant competition in its natural gas and oil operations. The Company's competitors in its producing efforts include major natural gas and oil production companies and numerous independent natural gas and oil companies, individuals and drilling and income programs. The Company's competitors in its marketing efforts include other natural gas and oil companies, major interstate pipelines and their marketing affiliates, and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. The Company has been diligently working with one of the major natural gas and oil production companies in the Appalachian Basin over the past year to acquire access to acreage offsetting the Company's gathering system and existing acreage to decrease competition and secure a greater leasehold position in its main area of interest. While these negotiations are continuing, the Company believes its expertise in the area coupled with its existing leasehold position, working knowledge of the area, and existing gathering system provide it with a competitive advantage in its market area.

     GOVERNMENT REGULATIONS. The Company's oil and gas operations are subject to extensive state and federal regulations which have increased the cost of doing business by requiring additional equipment or methods to eliminate or reduce pollution and have increased financial exposure as in the case of federal laws and regulations which may result in absolute liability for cleanup or removal of contamination. Consequently, governmental agencies may from time to time suspend or curtail operations considered to be detrimental to the ecology or which may jeopardize public safety. The Company does not anticipate any material adverse effect on its financial or competitive position as a result of compliance with such laws and regulations.

MINING OPERATIONS

     The Company's mining properties are located on the southeastern end of Unga Island in the Shumagin Islands group of the Aleutian Islands, approximately 579 miles southwest of Anchorage, Alaska. The mining properties cover over 381 acres, and are situated on 15 federal patented lode claims and one federal patented millsite claim (the "Apollo-Sitka Claims," which consist of approximately 280 acres) and six State of Alaska mining claims (the "Shumagin Claims," which consist of approximately 101 acres). A three mile road connects the two claim groups. The Company acquired its interest in the mining properties pursuant to a lease agreement and option to purchase dated October 9, 1979, with Azel L. Crandall. The lease agreement and option to purchase was converted into a contract of sale on July 8, 1986, whereby Mr. Crandall and the Company agreed that the Company would purchase the mining properties from Mr. Crandall for $854,818, with $50,000 to be paid in 1987, $24,000 to be paid in each of 1988, 1989 and 1990. Commencing on May 1, 1990, the Company became obligated to pay to Mr. Crandall the sum of $2,000 per month until the aggregate amounts received by Mr. Crandall, including any royalty payments, equal the amount of the purchase price. No interest is due or payable on this obligation. At December 31, 1995, the amount owing to Mr. Crandall was $594,818. Under the purchase agreement with Mr. Crandall, the Company agreed to pay Mr. Crandall four percent of the net smelter returns or net revenues received by the Company on all minerals, ores, metals or valuable products of any kind mined, extracted or taken from the mining properties, with any payments credited to the $854,818 purchase price. After the purchase price has been paid, the net smelter return royalty due to Mr. Crandall will terminate. "Net smelter returns" are defined in the purchase agreement with Mr. Crandall as the amount received by the Company from the smelter for any and all ores, concentrates, metals or valuable products shipped to the smelter, after deducting normal smelting charges and freight charges, and "net revenues" are defined as the amount paid by any purchaser to the Company for the sale of concentrates, ores, metals or other valuable products shipped, taken or produced from the claims, less any marketing costs and the costs of shipping the products from the mining properties.

     In addition to the payments due Mr. Crandall, the six State of Alaska claims (the Shumagin claims) are subject to annual rental payments of $40 per claim through 1998. This amount increases to $100 per claim in 1999. The annual claim rental is subject to revision each 10 years, based on the Anchorage, Alaska consumer price index. Annual assessment work of $100 per claim must be performed on the claims and recorded annually. If more than the required $100 worth of work for each location is performed in any one year, the excess value may be carried forward and applied against labor requirements in the subsequent year or years for as many as four years. A $100 cash payment per claim can be made in lieu of assessment work for one labor year at a time.

     The Shumagin claims are subject to a three percent of net income production royalty payable to the State of Alaska. The annual claim rental payment for each year is credited against the production royalty as it accrues for that year.

     On January 18, 1996, the State of Alaska announced a new Exploration Incentive Program under the law HB 197. This law added Chapter 30, EXPLORATION INCENTIVE CREDITS to Title 27 of the Alaska Statutes (AS). AS 27.30 allows deduction of annually cumulative, specific exploration expenses from the State Mining License Tax, State Production Royalty, and the State Corporate Income Tax. The Exploration Incentive Credit can be applied to 50 percent of the State Taxes in a given year for 15 years (years not necessarily sequential). Exploration expenditures which may be incurred on the Company's Unga Island Mining Claims in 1996 and during succeeding years would be eligible for the credit. Accumulation of exploration expenditures would cease at the time all permits for a production operation were obtained.

     The Company has a Lease dated August 16, 1990, from the Unga Corporation for the surface rights on approximately 20 square miles covering 23 sections of land surrounding the Company's mining property. The lease extends through August 1, 1997, and would continue thereafter so long as the Company conducts mining operations on the leased premises. The Company must notify the Unga Corporation on or before January 1, 1997, of its intention to extend the Lease. Six months after the Company terminates all mining activity on the leased premises, the Lease would automatically expire. There are no Lease payments, but the Unga Corporation would receive one percent of all net profits with respect to all new production and two percent of all net profits with respect to production derived from mine dumps and tailings in existence prior to execution of the Lease. The Lease provides water rights, the rights to construct roads, docks, utility lines, an airstrip, living quarters, and the right to conduct mining and milling operations on the leasehold.

     Franklin Mining & Exploration Company, Inc., and Alaska Apollo Gold Mines Ltd. signed a joint venture option agreement on February 15, 1990 to place the Shumagin ore deposit into production at a 200 ton per day rate. Franklin was to have earned a 60 percent equity interest in the joint venture at the time production commenced. Franklin became unable to proceed with the joint venture late in 1990. The joint venture was terminated March 8, 1991. The Company obtained the Unga Corporation Lease through assignment from Franklin on May 20, 1991.

     On October 9, 1991, the Unga Corporation notified the Company that it was the Unga's position that the surface lease had expired under an implied "use it or lose it" provision. Unga Corporation maintained that the Company's planned mining project did not go into operation. The Unga Corporation was represented in the 1991 letter as being willing to enter into a new agreement under terms acceptable to all parties.

     The Company believes that the August 16, 1990, Lease may be enforceable. Nonetheless, in view of the current Agreement's August 1, 1997, expiration date, potential revision to the Lease "footprint" in order to cover an expanded exploration area, and desirable clause modifications, renegotiation of the Surface Lease may best serve the interests of the Company and the Unga Corporation.

     The Aleutians East Borough (the "AEB") made application to the State of Alaska for surface rights on the Company's Shumagin State Mining Claims under the State Municipal Entitlements Act of 1989. The stated purpose of AEB's selection was to obtain a land base which could support economic development. The Company was notified of this selection and the state's proposed conveyance of the surface land on December 1, 1994. The Company filed comments with the state. The Company simultaneously notified the Alaska Department of Natural Resources, Division of Mining, of its intention to file an application to convert the State Mining Claims to a State Upland Mining Lease. The latter application was subsequently submitted.

     A Final Finding and Decision on AEB's application, issued January 18, 1996, contained a provision making the application subject to valid existing rights, easements, and reservations, including the Company's Mining Claims. The grant Decision became final after expiration of an appeal period February 7, 1996.
The Company retains the right to enter the land for drilling, developing, and otherwise operating its mineral holding. No adverse impact on the Company's Shumagin Project or other exploration, development and mining activities on Unga Island is anticipated as a result of the Shumagin Claim surface rights transfer to AEB. The Company's application for conversion of its State Mining Claims to a State Upland Mining Lease is pending.

     Beginning in 1994, and continuing through 1995, the Company aggressively pursued the development of its mining properties and expanded its activities from those of simple maintenance of the physical property to preparing for its future development. In 1995, an update of the engineering data was completed to address reserve estimates as well as to review operational considerations and issues were addressed in a number of meetings held in Anchorage, Alaska. Also during 1995, the Company expended $61,106 in performing this work, in addition to the $24,000 paid to Mr. Crandall.

     CERTAIN FACTORS AFFECTING RESERVES AND THE INDICATED RESOURCE. The Company's Unga Island activities on the Apollo-Sitka and Shumagin Claims have brought the project to the mid-exploration stage. The reserves and indicated resource are estimates based on surface and underground sampling, drilling, and geologic inference. Complete assurance cannot be given that all of the reserve and indicated resource is recoverable. Metal price fluctuations, variations in production costs and mine/mill recoveries, environmental considerations, the results of exploration work and geologic interpretation, and other factors may require restatement of the reserves and indicated resource. Neither the reserves, indicated resource, nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

     GOLD PRICE VOLATILITY. The Company's anticipated profitability with respect to potential production mining activities, which could be initiated after completion of further exploration work, would be significantly affected by variations in the market price of gold. Gold prices can fluctuate widely and are affected by factors such as inflation, interest rates, currency exchange rates, central bank sales, forward selling by producers, supply and demand, global or regional political and economic crises and production costs in major gold producing regions such as South Africa and the former Soviet Union. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the Management to predict.

     The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce in United States Dollars on the London Bullion Market:

                                            Year Ended December 31,
                                   1995      1994      1993     1992      1991
                               -------------------------------------------------
 High  . . . . . . . . . . . .     396      396       409      359       403
 Low . . . . . . . . . . . . .     372      371       326      330       344
 Average   . . . . . . . . . .     384      384       360      344       362

     FACTORS IN BRINGING A MINERAL PROJECT INTO PRODUCTION. The Company's decisions as to whether the mining properties contain mineable ore deposits and whether any property should be placed in production will depend on the results of phased exploration programs and feasibility studies, the recommendations of management and technical support, and the willingness and capability of the Company's co-venturers or other participants to proceed. This decision will involve consideration and evaluation of several significant factors, including, but not limited to (1) costs of bringing a property into production, including exploration, preparation of feasibility studies, development work, and the construction of exploration, development, and production mine/mill facilities;
(2) availability and costs of financing; (3) production costs; (4) metal market prices; (5) compliance requirements for environmental and mine safety and health regulations; and (6) political climate and governmental regulations.
Exploration and development of the properties may be expensive and take a number of years. There is no assurance that the Company, its co-venturers, or other participants will have the necessary funds for any of these activities.

THE MINING CLAIMS

     THE APOLLO-SITKA CLAIMS AND MILLSITE. Development of the Apollo-Sitka Claims started in 1887. The Claims were in production from 1891 through 1904. During this period, 500,000 tons of ore were extracted with a recovery of approximately 145,138 equivalent ounces of gold (0.29 ounces of equivalent gold per ton). Approximately 17,000 feet of underground working were driven during the mining of and search for oxide gold ore. A 60 stamp mill, located on the Property, recovered approximately 75 to 80 percent of the gold contained in the oxide ore. Low recoveries of the lead, zinc, and copper sulfides contained in the ore were made. Mining operations were shut down in 1904 after the free-milling oxide reserve was depleted and exploratory work discovered only precious metal-bearing copper-lead-zinc sulfide ores, which were uneconomic to process with mill technology available at the time. The development of the flotation mineral recovery process and improvements in that process over the years may possibly have rendered the current Apollo-Sitka reserve and resource economic at current metal prices.

     The main Apollo Mine was developed over a vertical interval of 1,400 feet and 3,000 feet along strike. The principal workings consist of an upper tunnel, a lower tunnel, a 420 foot internal shaft, and an 811 foot exploration shaft located approximately 1,000 feet east of the lower tunnel portal. Extensive exploration workings were driven on Levels off both shafts. Over 1980 through 1982, the Company surveyed and mapped the upper and lower tunnels. The internal shaft was dewatered to the lower (400) Level and rehabilitation work was started on the three Levels accessed by that shaft. The collar area of the exploration shaft was rehabilitated.

     The 350-foot deep Sitka shaft is located approximately 1,580 feet northeast of the Apollo exploration shaft. The Sitka mine was developed by the shaft and three levels. These workings were rehabilitated, sampled, and mapped by the Company over years 1980-1982. This work and associated surface and underground diamond drilling are the basis of the current Sitka Reserve.

     The Apollo-Sitka Claims contain attractive precious/base metal exploration targets. Exploration would be conducted with a phased program involving surface and underground diamond drilling, further rehabilitation and equipping of the existing shafts, and level rehabilitation and geologic sampling and mapping.
The existing mine workings, including those rehabilitated by the Company over 1980-1982, will be valuable during future underground exploration and development work on the Claims.

     APOLLO-SITKA RESERVES. The following table sets forth information as to the Company's probable reserves of gold and silver as of December 30, 1995, with respect to the Apollo-Sitka Claims:


                  APOLLO-SITKA INDICATED RESOURCE AND RESERVE
                  -------------------------------------------
                                       Grade
                                       -----
                       Ounces per Ton            Percent
                       --------------            -------
Block             Tons      Au         Ag       Cu     Pb     Zn  Classification
- - -----             ----      --         --       --     --     --  --------------

APOLLO(1)     2,250,000    .145(2)     8.0     .25     6.0    4.0   Indicated
- - ---------                                                           Resource
SITKA(3)
- - --------
   A              7,000    .203       2.67    1.54    3.83   3.07   Proven
   B              1,650    .188       2.42    1.55    1.48   2.56   Proven
   C              8,150    .131       1.73    1.43    3.01   3.36   Proven
Total/Average    16,800    .167       2.19    1.49    3.20   3.16   Proven
- - -------------
   D              1,560    .212       2.85    1.76   11.52   2.98   Probable
   E              2,390    .096       1.45     .88    3.25   5.96   Probable
   F              3,680    .002        .22     .32     .96   1.66   Probable
   G             14,670    .001       1.02     .53   12.55   1.76   Probable

Total/Average    22,300    .026       1.06     .62    9.57   2.28   Probable
- - -------------
TOTAL/AVERAGE    39,100    .086       1.55     .99    6.83   2.66   Proven
- - -------------

- - -------------------------
(1) Based solely on Frank R. Brown's report, APOLLO CONSOLIDATED GOLD MINING COMPANY, 1935, Mr. Brown classified the reserve as "Probable". The reserve is re-classified as an INDICATED RESOURCE, which conforms to current guidelines for reporting resources and reserves.
(2) Based on the assumption that Mr. Brown used a $20.67 per ounce gold price in his 1935 report.
(3)  Alaska Apollo Gold Mines, Ltd., internal report, 12/83.


     THE SHUMAGIN CLAIMS. The Shumagin Claims are located approximately 2.5 miles north of the Apollo-Sitka Claims and consist of six State of Alaska mining claims. They are connected to the Apollo-Sitka Claims by a three-mile road. Gold and silver mineralization was encountered on the Shumagin Claims in 1983, when the Company diamond drilled 3,190 feet.

     From its discovery in 1983 to December 31, 1995, management estimates that the Company has spent $5.5 million on exploration of the Shumagin Claims. Funds for this exploration were provided by a party interested in the exploration of the claims (approximately $350,000 in 1989) and the balance through the sale of the Company's Common Stock in 1983 ($3,002,272), 1985 ($416,305) and 1987
($1,613,382) and from corporate funds during 1994 and 1995.

     An independently prepared reserve estimate, incorporating the ore intercept in a deep 1990 diamond drill hole as well as the previous Company's raw drill hole and trench data, was completed by Edward O. Strandberg, Jr., P.E., Mining Engineer, on March 30, 1995. The ore reserves are defined by 17,963 feet of diamond drilling, 1,827 feet of percussion drilling, 1,017 feet of trenching, 286 feet of crosscuts, and 641 feet of drift. The reserves appear to be contained in six ore shoots ranging over 1,334 feet vertically and 1,782 feet horizontally. Strong structural control of the ore deposit is evident. The deposit is open in all quadrants and at depth.

     Ore continuity determined by the exploration work allows classification of the reserve as drill/trench-inferred and inferred ore. Drill/trench-inferred reserves are determined based upon geologic inference and drilling and/or trenching. The inferred reserve is estimated by projection from or between drill/trench-inferred ore blocks. Reserves in both classifications are mineable reserves, based on a current site specific operating cost estimate for underground cut and fill mining of the ore with shaft access.

     A break-even cutoff grade of 0.27 ounce gold per ton was determined at a 200 ton per day cut and fill ore production rate and a $375 gold price. The break-even grade is sensitive to mining and milling costs, the gold price, and mill recovery. Fixed costs, such as royalties and gold refining charges further impact the break-even cutoff grade. A minimum mining width of four feet and a tonnage factor of 12 cubic feet per ton were employed.

     Additional exploration work is necessary in order to verify the reserves as demonstrated mineable reserves in the proven and probable measured reserve categories, and to expand reserves. It is anticipated that this work will include surface exploration, diamond drilling, shaft sinking and exploration drifting, crosscutting, raising, and diamond drilling from underground drill stations. A decision to place the ore deposit in production is contingent upon favorable completion of further exploration and preliminary and final feasibility studies.

     The Aleut Corporation controls approximately 10 percent of the drill/trench-inferred gold reserve and approximately 31 percent of the inferred gold reserve. This distribution is based on vertical claim line boundaries on the Shumagin patented claim pattern. The Aleut Corporation's share in current gold reserves is assumed to be in ore outside the vertical downward projection of the patented claim pattern. The ore reserve division assumes no assertion of extra lateral rights by either the Company or the State of Alaska.

     The increase in reserves over 1993-1994 levels reflected in the March 30, 1995 estimate is the result of the incorporation of a deep 1990 diamond drill hold drill log and assay data and additional geologic interpretation in the reserve analysis. Classification of the Reserve as drill/trench-inferred and inferred ore in the 1995 reserve estimate is consistent with current industry practice.

     THE SHUMAGIN GOLD AND SILVER RESERVES. The following table sets forth information as to the Company's reserves of gold and silver as of December 30, 1995, with respect to the Shumagin Claims.

                                SHUMAGIN RESERVE (3/30/95)
                                 (UNCUT AND UNDILUTED)
                                 ---------------------

                                  Grade, Ounces per Ton           Ounces
                                  ---------------------           ------
                        Tons         Gold     Silver         Gold        Silver
                        ----         ----     ------         ----        ------

Drill/Trench Inferred    149,283     .891      4.24        133,005      633,081
- - ---------------------
             Inferred    131,052     .700      3.00         91,755      392,794
             --------
Total/Average            280,335     .802      3.66        224,760    1,025,875
- - -------------

     The Shumagin reserve estimate was prepared by Edward O. Strandberg, Jr., P.E., independent consulting mining engineer and documented in a report dated March 30, 1995. Since March 30, 1995, no major favorable or adverse event has occurred which the Company believes significantly affects or changes estimated reserve quantities as of that date.

     CLIMATE. The climate relating to the mining properties is relatively mild due to the proximity of the Japanese Current. The temperature rarely falls below zero degrees Fahrenheit and the ocean has a mean temperature of 53 degrees Fahrenheit. The annual average rainfall on Unga Island is between 45 and 50 inches, one-third of this falling as snow. Unga Island is on the same latitude as Ireland and Denmark.

     COMPETITION. The mining industry is intensely competitive. The Company competes with numerous individuals and companies, including major mining companies which have greater technical and financial resources than the Company. The level of competition for desirable mining leases, suitable prospects for drilling operations, and for project funds is high.

     PERMITTING. Various permits are required from governmental bodies for exploration, development, and mining operations to be conducted. No assurance can be given that such permits will be received, or that environmental standards imposed by federal, state, or local authorities will not be changed with material adverse effects on the Company's activities. Compliance with such laws may cause delays and require additional capital. The Company may be subject to environmental damage liability which it may elect not to insure against due to prohibitive premium costs and other reasons. The Company continues to respect and make every effort to preserve the environment and terrain of Unga Island. The Company is in compliance with all federal, state and local laws relating to current activities.

EMPLOYEES

     At December 31, 1995, the Company employed 11 persons.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and current offices of the executive officers of the Company, who are to serve until the next regular meeting of the Board of Directors to be held in 1996, and serving as of the date of this Report, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                                                              DATE BECAME
                  NAME AND AGE                                        OFFICE                               EXECUTIVE OFFICER
                   ----------                                         ------                                ---------------
William S. Daugherty (41). . . . . . . . . . . .  Chairman of the Board of Directors, and President         September 1993
Timothy F. Guthrie (38). . . . . . . . . . . . .  Secretary and Chief Financial Officer                     November 1995

     A description of the business experience during the past several years for each of the executive officers of the Company and certain significant employees of the Company is set forth below.

     William S. Daugherty has served as President of the Company since September, 1993, when he acquired 1,250,000 shares of the Common Stock in exchange for all of his common stock in Daugherty Petroleum. He has served as President of Daugherty Petroleum since 1984. Mr. Daugherty has been involved in oil and gas production since 1981. He received a Bachelor of Science degree in Agriculture from Berea College in 1976. He was Branch Manager of the Albany, Kentucky Production Credit Association (now Farm Credit Services) office from 1977 until 1980. Between 1980 and 1981, he served as principal loan officer for New Ventures Capital Corporation, a subsidiary of Kentucky Highlands Investment Corporation. Between 1981 and 1984, Mr. Daugherty served as Vice President of Petro-7, Inc., an oil and gas drilling and production company. Since 1984, Mr. Daugherty served as President of Daugherty Petroleum. In 1993, Mr. Daugherty was appointed President of the Company, and, subsequently, in November, 1995, was appointed Chairman of the Board. Mr. Daugherty is past President of the Kentucky Independent Petroleum Producers Association. He currently serves as President of the Kentucky Oil and Gas Association. He also serves as the Kentucky Governor's Representative to the Interstate Oil and Gas Compact Commission.

     Timothy F. Guthrie joined Daugherty Petroleum in 1994 and serves as Secretary and Chief Financial Officer. In November, 1995, Mr. Guthrie was appointed as Chief Financial Officer and Secretary of the Company. Mr. Guthrie received a Bachelor of Science in Business Administration in 1982 and a Masters in Business Administration in 1984 from Murray State University. Since 1990, Mr. Guthrie has served as President of CFO Services, Inc., a consulting firm that provides temporary and interim Chief Financial Officer and Controller services to companies and due diligence and investment monitoring services for various investor groups. He served as Investment Officer for Kentucky Highlands Investment Corporation from 1988 to 1990.

ITEM 2.   PROPERTIES

     In addition to the properties discussed above with respect to each business segment, the Company leases office space in Lexington, Kentucky for its executive offices pursuant to a lease which will expire in July 1997. The Company believes its facilities are adequate and suitable for its current level of operations. The Company also owns a field office, repair shop and storage yard in Williamsburg, Kentucky. The property is near the gas fields in southeast Kentucky and is used as storage for equipment owned by Daugherty Petroleum. The Company also leases a portion of the buildings as residential apartments and a maintenance shop. The Company maintains customary compensation, liability, and property insurance for all of its operations, which also includes well coverage for oil and gas exploration and production activities.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its results of operations or financial condition.

ITEM 4.   OTHER EVENTS

     A Civil Action was filed in the United States District Court for the Eastern District of Michigan by J. Rudolph Oliver against the Company, Daugherty Petroleum, Inc., William S. Daugherty, Inc., the President of the Company, Southern Drilling Company, Inc., Wentzloff Energy, Inc., and the Company's attorneys, Breeding, McIntyre & Cunningham, P.S.C. and Robert McIntyre. The plaintiff alleged he was a shareholder of Southern Drilling Company, Inc., and Wentzloff Energy, Inc., and sought to set aside the sale in 1994 to the Company of 6.5 billion cubic feet of natural gas, 6,500 acres of oil and gas leases and certain pipelines and equipment. Mr. Oliver alleged that the sale was accomplished without the prior approval of the shareholders or the Boards of Directors of Southern Drilling Company, Inc., and Wentzloff Energy, Inc. This action was dismissed on February 13, 1996, for lack of jurisdiction.

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 6.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock trades on the NASDAQ system in the United States. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of May 13, 1996, the Company was authorized to issue 20,000,000 shares of the Common Stock, of which there were issued and outstanding 7,742,710 shares. On October 14, 1992, the Company completed a share recapitalization pursuant to which the Company's authorized capital was consolidated from 20,000,000 shares of the Common Stock to 6,000,000 shares. On September 9, 1993, the Company's authorized capital was increased to 20,000,000 shares of the Common Stock. No dividends were declared or paid during such periods.



                                         DEC. 31,  SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,
QUARTER ENDED:                            1995       1995       1995        1995      1994        1994        1994       1994
- - -------------                            ------     ------     ------      ------    ------      ------      ------    ---------
Low bid price . . . . . . . . . . . . .      1/2        3/4        3/4         1         1/2        5/8        1/2        1-1/8

High bid price. . . . . . . . . . . . .      1/4      13/32      17/32        3/4         1          1       1-1/8        1-7/8

     As of May 13, 1996, the high and low bids with respect to the price of the Common Stock were both 3/8. The NASDAQ quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

     As of December 31, 1995, there were 3,063 holders of record of the Common Stock, of whom 2,969 were United States shareholders holding a total of 6,632,632 shares or approximately 86 percent of the issued and outstanding shares of the Common Stock.

FOREIGN LAWS AFFECTING THE COMMON STOCK

     EXCHANGE CONTROLS AND OTHER LIMITATIONS. There are no governmental laws, decrees or regulations in Canada relating to restrictions on the import/export of capital or affecting the remittance of interest, dividends or other payments to non-resident holders of the shares of the Common Stock. Any such remittances to United States residents, however, are subject to a 15 percent withholding tax pursuant to Article X of the reciprocal tax treaty between Canada and the United States. (See below).

     Except as provided in the Investment Canada Act, there are no limitations under the laws of Canada, the Province of British Columbia or in the charter or any of the constituent documents of the Company on the right of foreigners to hold and/or vote the shares of the Common Stock.

     The Investment Canada Act essentially requires a non-Canadian making an investment to acquire control of a Canadian business, the investment in which exceeds $150,000,000, to file an application for review with Investment Canada, the Canadian federal agency created by the Investment Canada Act. Where the acquisition of control is indirect and made by a non-Canadian (other than an American, as defined) (for example by the purchase of shares in a controlling parent corporation which has a Canadian business subsidiary) the threshold is $500 million. For Americans, there is no review of such indirect acquisitions. The proposed investment, if above the threshold, may not proceed unless the Investment Canada agency and its responsible minister are satisfied that the investment will be of benefit to Canada.

     A Canadian business is defined in the Investment Canada Act as a business carried on in Canada that has a place of business in Canada, an individual or individuals in Canada who are employed or self-employed in connection with the business, and assets in Canada used in carrying on the business. An American, as defined in the Investment Canada Act, includes an individual who is a United States citizen or a lawful permanent resident of the United States, a government or governmental agency of the United States, an American-controlled entity, corporation or limited partnership, and a corporation, limited partnership or trust of which two-thirds of its directors, general partners or trustees, as the case may be, are Americans.

     The acquisitions of certain Canadian businesses are excluded from the $150,000,000 threshold and remain subject to review in any event. These excluded businesses are oil, gas, uranium, financial services (except insurance), transportation services and cultural and broadcast media services (I.E., the publication, distribution or sale of books, magazines, periodicals, other than printing or typesetting businesses, television and radio services).

     TAXATION. Generally, dividends paid by Canadian corporations to non-resident shareholders are subject to a withholding tax of 25 percent of the gross amount of such dividends. However, Article X of the reciprocal tax treaty between Canada and the United States reduces to 15 percent the withholding tax on the gross amount of dividends paid to residents of the United States. A further five percent reduction in the withholding rate on the gross amount of dividends is applicable when a United States corporation owns at least 10 percent of the voting stock of the Canadian corporation paying the dividends.

     A non-resident of Canada who holds shares of the Common Stock of the Company as capital property will not be subject to tax on capital gains realized on the disposition of such shares unless such shares are "taxable Canadian property" within the meaning of the Canadian Income Tax Act and no relief is afforded under any applicable tax treaty. The shares of the Common Stock would be "taxable Canadian property" of a non-resident if at any time during the five year period immediately preceding a disposition by the non-resident of such shares not less than 25 percent of the issued shares of any class of the Company belonged to the non-resident, the person with whom the non-resident did not deal at arm's length, or to the non-resident and any person with whom the non-resident did not deal at arm's length.

ITEM 7.   SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------------
                                                                      1995          1994           1993 (1)     1992        1991
                                                                      ----          ----             ----       ----        ----
INCOME STATEMENT DATA:
       Revenues . . . . . . . . . . . . . . . . . . . . . . . .     $2,052,222    $2,458,835       $71,838    $   -0-      $  -0-
       Direct Expenses  . . . . . . . . . . . . . . . . . . . .      1,660,043     1,156,648          -0-         -0-         -0-
       Operating income (loss)  . . . . . . . . . . . . . . . .     (1,437,437)     (173,335)     (258,861)    (121,073)   (137,330)
       Income (loss) from continuing operations . . . . . . . .     (1,440,003)     (174,823)     (251,021)    (121,073)   (137,330)
       Per share income (loss) from continuing operations . . .       (0.19)        (0.03)        (0.07)       (0.09)      (0.17)

CASH FLOW DATA:
       Capital expenditures . . . . . . . . . . . . . . . . . .        197,354     3,781,088     2,734,235        4,192      20,037

BALANCE SHEET DATA:
       Working capital  . . . . . . . . . . . . . . . . . . . .       (692,600)      226,174       228,212       92,744     167,671
       Property and equipment, net  . . . . . . . . . . . . . .     15,657,153    15,678,048    12,019,231   11,087,314  11,083,122
       Total assets . . . . . . . . . . . . . . . . . . . . . .     18,220,555    18,701,045    14,383,366   11,259,701  11,081,232
       Current maturities of long-term debt . . . . . . . . . .        218,458        86,304        66,052       24,000      30,000
       Long-term debt . . . . . . . . . . . . . . . . . . . . .        913,986       849,025       682,760      642,818     666,818
       Stockholders' investment . . . . . . . . . . . . . . . .     15,573,940    19,784,443    16,195,391   13,106,259  12,706,259

- - ------------------
(1) Financial data for 1993 reflects the acquisition of Daugherty Petroleum, Inc. by the Company.

ITEM 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Audited Financial Statements of the Company appearing under Item 9 of this Report.

LIQUIDITY

     With the acquisition of Daugherty Petroleum in the fourth quarter of 1993, the Company began a strategy of aggressively acquiring natural gas and oil properties in southeastern and western Kentucky. Daugherty Petroleum has provided the Company with a diversified asset base which includes natural resources other than its prospective gold and silver mining properties and has also increased the Company's asset base. During 1995, management also invested in areas it deemed critical in developing an infrastructure suitable to support its future growth. These areas included ongoing expenses such as increases in management, professional and operational personnel and other one time expenses deemed necessary to position the Company for future acquisitions and financing.

     The Company has traditionally realized revenues from two primary sources. The first is from its interests in the producing natural gas and oil wells it operates or in which it owns fractional interests. The second source of revenue for the Company is derived from its activities as a "turnkey driller" and operator for various drilling programs within its geographic area. As discussed below, during 1995, approximately 88 percent of the Company's revenues were derived from these activities. The Company derived approximately 70 percent of these revenues from its activities as a turnkey driller for various partnerships and joint ventures. Production from its interests in natural gas and oil wells accounted for approximately 27 percent of these revenues. The remaining three percent of oil and gas revenues were derived from operational activities and lease sales.

     The Company plans to drill 25 wells during 1996 and will attempt to earn interests ranging from 7.5 percent to 25 percent net revenue interests in each well it drills as a program sponsor or turnkey driller. In addition, the Company is currently negotiating with several prospective joint venture partners to develop its existing leased acreage as well as acreage it anticipates obtaining early in 1996. Management believes that these negotiations will result in the drilling of 15 to 20 wells during 1996.

     During 1995, the Company realized additional revenues from the purchase and sale of lumber related to a proposed acquisition of a hardwood lumber manufacturing facility. Revenues related to this activity accounted for 12 percent of the Company's total gross revenues.

     During 1995, the Company has held negotiations with several potential financial institutions and investors with the intent of securing financing necessary to provide short and long term credit facilities to support both existing and future capital requirements. In addition, the increase in production resulting from the acquisition of various natural gas and oil reserves, the addition of new wells drilled and completed in 1995, as well as projected turnkey drilling programs will, in the opinion of management, provide sufficient cash flow to meet the short term operating needs and financial commitments of the Company. It is expected that the Company's revenues will be further enhanced in 1996 as additional revenue sources materialize from agreements reached during 1995, such as the operation of the natural gas pipeline gathering system, activities related to the Upper Cumberland Utility District discussed below, and the completion of the acquisition of the hardwood lumber manufacturer.

     Working capital for the period ending December 31, 1995, was a negative $692,600, and compared to the same period in 1994, reflected a decrease of $919,774.

     During 1995, the major change in the composition of the Company's current assets consisted of a decrease in cash balances of $230,467, from $369,447 to $138,980, a decrease in accounts receivable balances of $281,489, from $791,432 to $509,980 and an increase in other current assets such as inventories, prepaids and notes receivable of $201,421, from $180,794 to $382,215. The reduction in accounts receivable balances reflected the Company's increase in its allowance for bad debts by $137,623 during the period.

     Current liabilities grew $608,239 from $1,115,499 to $1,723,738. The major components of this growth were from the Company's increase in the current portion of long term debt by $276,325 from $96,340 to $372,665 and an increase in accounts payable and accrued liabilities of $336,941 from $1,014,159 to $1,351,073.

     During 1995, operating capital was improved by the issuance of 360,130 shares of the Common Stock valued at $283,657 in lieu of cash payments to various consultants for services provided in 1995.

     While management believes that the cash flow resulting in its operating revenues will contribute significantly to its short term financial commitments and operating costs, it has developed a plan to meet its short term financial obligations. This plan includes:

     - Acquisition of revenue producing properties. As of December 31, 1995, the Company entered into negotiations with the owner of the working interests in a total of 35 oil wells for the acquisition of those working interests. This transaction was completed on March 31, 1996, and was concluded with owner financing to be paid from production revenues. After debt service, it is expected that this acquisition will result in a net increase in revenues of approximately $54,000 per year. Daugherty Petroleum had been operating the properties under a Participation Agreement whereby it paid all operating expenses. This agreement originally anticipated the development and implementation of an enhancement program whereby Daugherty Petroleum would receive 100 percent of the revenues over and above a base level of production until it recovered 100 percent the cost of the enhancement. Upon recovery of its enhancement cost, Daugherty Petroleum was to receive 50 percent of all revenues. After further engineering analysis, it was determined that the implementation of an enhancement program was not feasible with the net effect being Daugherty Petroleum paying all expenses and receiving no revenue. The acquisition will result in the Company obtaining offsetting revenues in excess of expenses currently being incurred.

     - Sponsorship of a private placement drilling/production program to investors. As of May 13, 1996, the Company has began the offering of a private placement drilling/production program to investors through a network of brokers. This program, if successfully completed, will generate revenues and profits for the Company earlier in the year than normally occurs with a year end, tax driven program.

     - Sale of non revenue producing oil properties. The Company has entered negotiations for the sale of a group of oil wells. If successfully completed, this transaction will result in debt service currently incurred by the Company. In addition, initial negotiations indicate that the purchaser will contract with Daugherty Petroleum for the development, enhancement, and operation of these wells on a cost plus basis.

     - Sale of miscellaneous Company assets. The Company owns real estate in Williamsburg, Kentucky, consisting of a field office and separate office/apartment building. The Company plans to sell the office/apartment building and retain the field office which will reduce debt service by approximately $16,000 per year. The Company has also identified surplus vehicles and equipment, the sale of which will result in a reduction of debt service $16,740 per year. As of May 13, 1996, certain of the assets have been sold or have sales contracts pending.

     - Negotiations related to third party loans. The Company is negotiating with various third party lenders, including major shareholders, to secure short term loans. If successful, these loans will be available during early 1996. In December 1995, the Company received a line of credit from its bank in the amount of $100,000. On February 23, 1996, a major shareholder of the Company made available to Daugherty Petroleum a line of credit in the amount of $100,000.

     - The Company has also negotiated extended payment arrangements with various vendors.

     Due to losses experienced by the Company in 1995, it did not utilize any of the net operating loss carry forwards available to it for United States and Canadian tax purposes. As of December 31, 1995, the Company had $7,925,960 in net loss carry forwards in the United States that will expire from 1996 through 2011. In addition, for Canadian federal tax purposes, these carry forwards are $1,029,000 and expire at periods through 2002.

CAPITAL RESOURCES

     In August, 1995, the Board of Directors approved a plan by Daugherty Petroleum to acquire through the United States Bankruptcy Court, a hardwood lumber manufacturing facility and the funding of a total of $520,000 in loans to complete the transaction. As of December 31, 1995, the Company has secured loans outstanding in the amount of $200,000 and has commitments of $320,000 in loans to complete the transaction. As of the date of this Report, the acquisition has not been finalized.

     In 1995, the Company's issued 360,130 shares of the Common Stock under an S-8 registration as compensation to various consultants for services rendered. These shares reflected a total value of $283,657 and were issued, without discount, at a market bid prices ranging from $0.75 to $0.875 per share.

     The following table summarizes the individual and total number of shares issued:

        Recipient                             Number of Shares Received
        ---------                             -------------------------
     Robert L. McIntyre                                54,285
     Norman T. Reynolds                                18,705
       Gary M. Smith                                   16,286
         Cmark, Inc.                                   15,000
 Guthrie York & Company, Inc.                         100,000
 Arizona Desert Minerals, Inc.                         57,717
     CFO Services, Inc.                                57,617
                                                      -------
           Total                                      360,130
                                                      -------
                                                      -------

RESULTS OF OPERATIONS

     For the year ending December 31,1995, the Company's gross revenues declined 20 percent to $2,052,222 from $2,548,835 for the same period in 1994. The Company experienced a net loss of $1,440,003 in 1994 compared to $174,823 in 1993.

     The Company's gross revenues are derived from turnkey contract revenues of $1,280,115 (62.4 percent); natural gas and oil production revenues of $484,237 (23.6 percent); operating revenues of $41,078 (2.0 percent); lease sales of $15,000 (0.7 percent); lumber sales of $228,303 (11.1 percent); and miscellaneous revenues of $3,489 (0.2 percent).

     The reduction in gross revenues was attributable primarily to the level of contract revenue from turnkey drilling activities which declined by $692,134 from $1,972,249 in 1994 to $1,280,115 in 1995. These revenues were derived from partnerships sponsored by the Company or others who contract with the Company to drill and operate wells on a contract basis. These partnerships are, to a large extend, driven by investors' desire for the tax benefits associated with oil and gas investments. Historically, the drilling activity generated from these partnerships result in significant year end revenues and drilling activity during the first three to six months of the following year. In 1995, the Company sponsored a partnership that was intended to provide these revenues and that partnership failed to reach the minimum aggregate investment necessary for it to be completed. In addition, other customers of the Company, that is other partnerships who would typically use the Company as a turnkey driller and operator, encountered similar problems in closing year end investments which adversely impacted the Company's revenues.

     During 1995, total operating expenses were $1,829,616 compared to $1,475,522 in 1994, for an increase of $354,094. Total operating expenses in 1995 included non cash items such as amortization and depreciation of $395,205 and bad debt expense of $137,632. Non cash items included $178,956 for the amortization of goodwill related to the Company's acquisition of Daugherty Petroleum. Consulting and management fees increased due to the utilization of outside contractors for services for accounting and financial management, engineering of reserve studies and landman costs incurred as result of increased leasing activities. Advertising, promotional, legal and consulting expenses increased due to the Company's year end drilling program which failed to generate any offsetting revenues.

     While the Company is successfully achieving its goal of dramatic growth, it has incurred costs and expenses above historical levels as a result of these efforts. Management does not expect this trend to continue at the same rate experienced in 1995 as the Company's infrastructure is developed to support greater revenues before substantial increases in expenses will be incurred again.

     The Company believes there are three factors that will increase the price it receives for its natural gas production. First, the acquisition of gas reserves from Wentzloff Energy and Michigan Southern Energy, Inc., partnerships is providing a much larger production base with which to negotiate contracts previously unavailable to the Company. Secondly, the natural gas gathering systems completed in 1995 and currently under construction will allow the Company to diversify its customer base and access markets where prices are higher. Thirdly, natural gas prices in 1996 are up significantly over 1995, and projected market trends indicate that higher prices will prevail throughout 1996. The combined effect will be the a higher overall price for the Company's production. The Company intends to aggressively pursue new contracts based on its increased reserves, increased production capacity and improved distribution.

     On May 13, 1994, Daugherty Petroleum executed a letter of intent with the Upper Cumberland Utility District to act as its exclusive marketer/aggregator and supplier of natural gas. Pursuant to the letter of intent, Daugherty Petroleum is to receive $0.15 per thousand cubic feet ($0.15/Mcf) of gas supplied and delivered to Upper Cumberland. Daugherty Petroleum also has the option to purchase all transportation space available on the District's system in excess of that quantity required by the District to supply its residential and commercial customers. Daugherty Petroleum shall pay the sum of $0.25 per thousand cubic feet ($0.25/Mcf) of natural gas transported for Daugherty Petroleum or its designees. During 1995, Daugherty Petroleum provided financing in the form of an advance payment and loans to the District to be used as working capital. As of the date of this Report, the Company has made advance payments of $10,000 to the District.

     Although the Company is a corporation incorporated in the Province of British Columbia, Canada, all assets of the Company and all sources of revenue are within the United States. As a company incorporated in British Columbia, the Company is required under Canadian corporate law to a use a Canadian chartered accounted firm. On April 25, 1995, the Company's Canadian accountants advised the Company that "There are no material differences between generally accepted accounting principles in Canada and the United States which would either increase or decrease net loss for the year or the accumulated deficit."

ITEM 9.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 appears on pages 32 through 48 of this Report, and is incorporated herein by reference.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 11.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information set forth under "Item 1. Business - Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, the executive officers of the Company were William S. Daugherty and Timothy F. Guthrie.

     William S. Daugherty failed to file a Form 3 on a timely basis upon becoming an executive officer and director of the Company in fiscal 1993. James
K. Klyman-Mowczan, Milton Klyman, and Colin R. Bowdidge each failed to file a Form 3 on a timely basis upon becoming a director of the Company in fiscal 1992. William S. Daugherty, James K. Klyman- Mowczan, and Colin R. Bowdidge each failed to file a Form 4 on a timely basis after the receipt of options granted by the Company in January, 1994. Finally, Messrs. Daugherty, Klyman-Mowczan, Bowdidge and Klyman each failed to file on a timely basis a Form 5 for fiscal 1993.

     Set forth below are the directors of the Company, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.


                  Name                    Age                        Position                 Director Since
                  ----                    ---                        --------                 --------------
William S. Daugherty(1). . . . . . . . .   41        Chairman of the Board of Directors       September 1993
James K. Klyman-Mowczan(1) . . . . . . .   38        Director                                    May 1992
Charles L. Cotterell . . . . . . . . . .   71        Director                                    June 1994

- - ----------------------
(1)  Member of the Audit Committee.

     Certain information with respect to the members of the Board of Directors of the Company is set forth below.

     William S. Daugherty has served as a directors of the Company since September 1993, when he acquired 1,250,000 shares of the Common Stock in exchange for all of his common stock in Daugherty Petroleum. In December 1995, Mr. Daugherty was elected as Chairman of the Board of Directors. Mr. Daugherty has served as President of Daugherty Petroleum since 1984. See "Item 13. Certain Relationships and Related Transactions - Daugherty Petroleum, Inc. and Indebtedness of Management to the Company."

     James K. Klyman-Mowczan was elected a director of the Company in September 1992. For the past five years he has been a computer software designer and programmer specializing in applied information technology.

     Charles L. Cotterell, age 71, has been a director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky. He is a Vice President of Konal Engineering Co. Ltd., is a past director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

ITEM 12.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 1995, 1994 and 1993 for services in all capacities rendered to the Company by those persons who were, at December 31, 1995, (i) the Company's chief executive officer, and (ii) the other executive officer of the Company.

                                                    SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                                             --------------------------------------------   ------------------------
     NAME AND PRINCIPAL POSITION                               YEAR        SALARY ($)        BONUS (1)             OPTIONS (#)
       ----------------------                                  ----        ---------         --------               ---------
William S. Daugherty, Chairman and President (2). . . . . . . .1995          100,000          50,000                 600,000
                                                               1994          100,000            -0-                  200,000
                                                               1993           25,000            -0-                    -0-

Timothy F. Guthrie, Secretary . . . . . . . . . . . . . . . . .1995           78,215          50,000                 200,000
 and Chief Financial Officer (3)                               1994           40,534            -0-                    -0-

- - --------------------
(1)  The bonus was in the form of shares of the Common Stock.
(2) Mr. Daugherty became an executive officer of the Company in September 1993. Consequently, he only received the sum of $25,000 during 1993 for his services as an executive officer of the Company.
(3) Mr. Guthrie became an executive officer of the Company in November 1995, although he has performed contract work for the Company since May 1994.

     While the officers of the Company do receive benefits in the form of certain perquisites, none of the individuals identified in the foregoing table has received perquisites which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

     The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by the named executive officers as of December 31, 1995.


                         AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-
                                                      OPTIONS AT FISCAL          THE-MONEY OPTIONS AT
                                                         YEAR-END (#)             FISCAL YEAR-END($)
                                                    --------------------      ----------------------
                   NAME                           EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE (1)
                   ----                             --------------------      ----------------------
William S. Daugherty. . . . . . . . . . . . .          200,000/400,000                   -0-
Timothy F. Guthrie. . . . . . . . . . . . . .           75,000/125,000                   -0-

- - --------------------
(1) The market price for the shares of the Common Stock at December 31, 1995 was below the option price for each share of the Common Stock.

     Mr. Daugherty received an option to purchase 200,000 shares of the Common Stock in 1994 exercisable at $2.00 per share in increments of 50,000 shares each on December 10, 1994, 1995, 1996, and 1997 up to and including December 10, 1998. In February 1995, the Board of Directors of the Company authorized the granting of options covering 200,000 shares of the Common Stock exercisable at $1.00 per share to Mr. Daugherty as a bonus, and an additional 25,000 shares of the Common Stock. In December 1995, the Board of Directors authorized the granting of options covering an additional 200,000 shares of the Common Stock to Mr. Daugherty, exercisable at a price of $1.00 per share. As of May 13, 1996, none of the options authorized in February or December 1995 have been granted to Mr. Daugherty. If and when such options are granted, they will be granted over a period of four years, with the first year's allocation being vested and exercisable immediately. The options, if they are granted, will expire five years from the date they vest and become exercisable. Each option authorized in February and December 1995 is contingent upon Mr. Daugherty's employment at the time the option vests.

     In February and December 1995, the Board of Directors of the Company authorized the granting of incentive stock options totaling 200,000 shares of the Common Stock for Mr. Guthrie. As of May 13, 1996, none of the options authorized in February or December 1995 have been granted to Mr. Guthrie. If and when such options are granted, they will be granted over a period of four years, with the first year's allocation being vested and exercisable immediately. The options will be exercisable at a price of $1.00 per share. The options, if they are granted, will expire five years from the date they vest and become exercisable. Each option authorized in 1995 is contingent upon Mr. Guthrie's employment at the time the option vests. Guthrie York & Company, Inc., a firm in which Mr. Guthrie is a principal, holds options to acquire 100,000 shares of the Common Stock at $1.00 per share. The options in favor of Guthrie York & Company, Inc. were granted in February 1995 and expire in February 1997.

COMPENSATION OF DIRECTORS

     The Company does not compensate any of its directors for their services to the Company as directors. However, the Company does reimburse its directors for expenses incurred in attending board meetings. Further, the Company has granted options to acquire shares of the Common Stock to following current and former directors of the Company, other than Mr. Daugherty.


                      AGGREGATED FISCAL YEAR-END OPTION VALUES

                                      NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-
                                        OPTIONS AT FISCAL         THE-MONEY OPTIONS AT
                                           YEAR-END (#)            FISCAL YEAR-END (3)
                                      --------------------          -----------------
               NAME                EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE (1)
               ----                   --------------------          -----------------
John R. Bogert (2). . . . . . . .           25,000/0                      -0-
James K. Klyman-Mowczan . . . . .           20,000/0                      -0-
Colin R. Bowdidge (3) . . . . . .           10,000/0                      -0-
Charles L. Cotterell. . . . . . .           20,000/0                      -0-

- - --------------------
(1) The market price for the shares of the Common Stock at December 31, 1995 was below the option price for each share of the Common Stock.
(2)  Mr. Bogert retired as an officer and director of the Company in 1995.
(3)  Mr. Bowdidge retired as a director of the Company in 1994.

     Mr. Bogert was granted an option to purchase 33,333 shares of the Common Stock in 1990 exercisable at $3.00 per share up to and including December 31, 1995. In June 1994, the Board of Directors approved the reduction of the exercise price of these previously granted options to $1.00. Mr. Bogert was granted an additional option to purchase 100,000 shares of the Common Stock in 1994 exercisable at $1.00 per share in increments of 25,000 shares each on December 10, 1994, 1995, 1996, and 1997 up to and including December 10, 1998. As a result of Mr. Bogert's resignation in November 1995, the Company has committed 25,000 shares to these options, and the remaining options for 75,000 shares have been canceled. Mr. Klyman-Mowczan was granted an option to purchase 10,000 shares of the Common Stock in 1994 exercisable at $1.00 per share up to and including December 10, 1998. Mr. Bowdidge was granted an option to purchase 10,000 shares of the Common Stock in 1994 exercisable at $1.00 per share up to and including December 10, 1998. Mr. Cotterell was granted an option to purchase 10,000 shares of the Common Stock in 1994 exercisable at $1.00 per share up to and including December 10, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a Compensation Committee or other Board committee performing an equivalent function. However, during the last completed fiscal year of the Company, William S. Daugherty and Charles L. Cotterell, two of the directors of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information relates to the holders of the Company's voting securities known to the Company on May 13, 1996, to own beneficially five percent or more of any class of the Company's voting securities. For the purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.


                                                                 SHARES OWNED             PERCENT
TITLE OF CLASS                NAME AND ADDRESS                   BENEFICIALLY             OF CLASS
- - --------------                ----------------                   ------------             --------
Common Stock             William S. Daugherty
                         131 Prosperous Place, Suite 17-A
                         Lexington, Kentucky 40509                 1,300,000                16.8

                         Howe & Co. (1)
                         P.O. Box 10338
                         Vancouver, British Columbia V74 1J9         943,144                12.2

                         Cede & Co. (2)
                         P.O. Box 222
                         Bowling Green Station
                         New York, New York 10004                  3,188,057                41.2

- - --------------------
(1)  The beneficial ownership of these shares of the Common Stock is not known.
(2) The beneficial ownership of these shares of the Common Stock is not known. However, according to a Schedule 13D delivered to the Company, management believes that Alaska Investments Ltd., whose address is Osprey House, 5 Old Street, St. Helier, Jersey, Channel Islands, is the beneficial owner of 1,013,334 or 13.7 percent of the shares of the Common Stock. Likewise, according to a Schedule 13D delivered to the Company, management believes that Gracechurch Securities Ltd., whose address is 21 Abbotsbury House, Abbotsbury Road, London W14 8EN, England, is the beneficial owner of 1,103,000 or 14.9 percent of the shares of the Common Stock. It is possible that some portion of the shares of the Common Stock held by Cede & Co. are beneficially owned by either one or both of Alaska Investments Ltd. and Gracechurch Securities Ltd.

     Set forth below is certain information with respect to beneficial ownership of the Company's Common Stock as of May 13, 1996 by each director, nominee for director, the executive officers and by directors and executive officers as a group.


                                                                           SHARES OWNED                  PERCENT
TITLE OF CLASS                               NAME                          BENEFICIALLY (1)              OF CLASS
- - --------------                               ----                          ---------------               ---------

Common Stock                       William S. Daugherty (2)                  1,300,000                      16.1
                                   James K. Klyman-Mowczan (3)                  -0-                          *
                                   Charles L. Cotterell (4)                     20,000                       *
                                   Timothy F. Guthrie (5)                      129,086                       1.6
                                   All of the above and other executive
                                   officers as a group (4) persons           1,449,086                      18.7

- - --------------------
*    Less than one percent.
(1) Except as otherwise noted, individuals listed in the table have sole voting and investment power with respect to the indicated shares.
(2) Mr. Daugherty received an option to purchase 200,000 shares of the Common Stock in 1994 exercisable at $2.00 per share in increments of 50,000 shares each on December 10, 1994, 1995, 1996, and 1997 up to and including December 10, 1998. In February 1995, the Board of Directors of the Company authorized the granting of options covering 200,000 shares of the Common Stock exercisable at $1.00 per share to Mr. Daugherty and an additional 25,000 shares of the Common Stock as a bonus. In December 1995, the Board of Directors authorized the granting of options covering an additional 200,000 shares of the Common Stock to Mr. Daugherty, exercisable at a price of $1.00 per share and an additional 25, 000 shares of the Common Stock as a bonus. As of May 13, 1996, none of the options authorized in February or December 1995 have been granted to Mr. Daugherty. If and when such options are granted, they will be granted over a period of four years, with the first year's allocation being vested and exercisable immediately. The options, if they are granted, will expire five years from the date they vest and become exercisable. Each option authorized in February and December 1995 is contingent upon Mr. Daugherty's employment at the time the option vests.
(3) Mr. Klyman-Mowczan received an option to acquire 10,000 shares of the Common Stock in 1994 at $1.00 per share, which option expires on December 10, 1998. In 1995, Mr. Klyman-Mowczan received an option to acquire an additional 10,000 shares of the Common Stock at $1.00 per share, which option expires on December 27, 2000.
(4) Mr. Cotterell received an option to acquire 10,000 shares of the Common Stock in 1994 at $1.00 per share, which option expires on December 10, 1998. In 1995, Mr. Cotterell received an option to acquire an additional 10,000 shares of the Common Stock at $1.00 per share, which option expires on December 27, 2000.
(5) Included in the 129,086 shares of the Common Stock allocated to Mr. Guthrie are 65,205 shares owned by CFO Services, Inc., a firm wholly-owned by Mr. Guthrie, 48,000 shares owned by Guthrie, York & Company, Inc., a company in which Mr. Guthrie is a principal, and 15,881 shares controlled by Mr. Guthrie personally. In addition, 50,000 shares of the Common Stock have been committed to Mr. Guthrie, but they have not yet been issued. Further, in February and December 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 200,000 shares of the Common Stock for Mr. Guthrie. As of May 13, 1996, none of the options authorized in February or December 1995 have been granted to Mr.

Guthrie. If and when such options are granted, they will be granted over a period of four years, with the first year's allocation being vested and exercisable immediately. The options will be exercisable at a price of $1.00 per share. The options, if they are granted, will expire five years from the date they vest and become exercisable. Each option authorized in 1995 is contingent upon Mr. Guthrie's employment at the time the option vests. Guthrie York & Company, Inc., a firm in which Mr. Guthrie is a principal, holds options to acquire 100,000 shares of the Common Stock at $1.00 per share. The options in favor of Guthrie York & Company, Inc. were granted in February 1995 and expire in February 1997.

     In February 1995, the Board of Directors authorized the issuance of 100,000 shares of the Common Stock as a bonus to key employees. Twenty-five thousand shares each were allocated to Messrs. Daugherty and Guthrie and 50,000 shares were allocated to other employees at Mr. Daugherty's discretion. In December 1995, an additional 125,000 shares were authorized as bonuses. Messrs. Daugherty and Guthrie were each allocated 25,000 shares, and 75,000 shares were allocated to other key employees at Mr. Daugherty's discretion. As of May 13, 1996, none of the shares have been issued.

ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

     As of May 13, 1996, the aggregate indebtedness to the Company and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company of all present and former directors, officers and employees of the Company was $140,574.

                                                                     LARGEST AMOUNT
       NAME AND                    INVOLVEMENT OF                OUTSTANDING DURING LAST            AMOUNT OUTSTANDING
   PRINCIPAL POSITION           ISSUER OR SUBSIDIARY               COMPLETED FISCAL YEAR             AS OF MAY 13 1996
   ------------------           --------------------               ---------------------             ------------------
William S. Daugherty (1)(3)           Lender                             $110,266                         $105,974
President and Chief
Operating Officer

Timothy F. Guthrie (2)(3)(4)          Lender                             $101,700                         $ 34,600
Secretary and Chief
Financial Officer
Daugherty Petroleum, Inc.

- - --------------------
(1) Part of the indebtedness of Mr. Daugherty to the Company is evidenced by a promissory note dated September 23, 1993 in the principal amount of $50,000.
The debt was incurred to assist Mr. Daugherty in the payment of his legal expenses resulting from the acquisition by the Company of Daugherty Petroleum, Inc. By the terms of the note, the unpaid principal bears interest at the rate of six percent per annum and is repayable in monthly instalments of not less than $1,000 per month. Repayment commenced in November 1993. As of December 31, 1995, the unpaid principal balance due on the note was $28,377.22. Any unpaid balance is payable in full on December 31, 1997. The note is unsecured. As of May 13, 1996, the unpaid principal balance of the note was $24,086.00. Further, as of December 31, 1995 and May 13, 1996, Sentra Petroleum, Inc., a company wholly-owned by Mr. Daugherty, was indebted to the Company's wholly-owned subsidiary, Daugherty Petroleum, Inc, in the amount of $21,000 as a result of a turnkey contract for one well drilled by Daugherty Petroleum, Inc. in the Gausdale Field in Kentucky. As of December 31, 1995, a company wholly-owned by Mr. Daugherty was indebted to Daugherty Petroleum in the amount of $17,556.
(2) During 1995, CFO Services, Inc., a company owned by Mr. Guthrie, was indebted to the Company in the amount of $78,367. This indebtedness was evidenced by a promissory note payable to the order of the Company bearing an interest rate of 10 percent, with interest payable on a quarterly basis beginning in March 1994. During November, 1994, the note was renewed for an additional nine months until July 1995. In July 1995, the note was extended for an additional 60 days. The note was paid in full on September 11, 1995. The note was secured by the corporate guarantee and assets of CFO Services, Inc., and the personal guarantee of Mr. Guthrie.
(3) As of December 31, 1995, Messrs. Daugherty and Guthrie were each indebted to the Company in the amount of $46,666. Each indebtedness is evidenced by a promissory note payable to the order of the Company dated December 21, 1994, and due May 10, 1998. Each note bears interest at the rate of 10 percent per annum. Payments are to be made from 100 percent of the proceeds of the sale of natural gas from two wells the Company drilled prior to December 31, 1994 for a joint venture in which the individuals are participants. Each note is secured by a pledge of a nine percent working interest in the two well joint venture program.
(4) As of May 13, 1996, the Company had made advances to Mr. Guthrie totaling $11,267.

LEASE OBLIGATION OF THE COMPANY

     The Company is the tenant in a building owned by a partnership in which William S. Daugherty and Timothy F. Guthrie each own a 50 percent interest. The rent is $2,600 per month, and the lease expires in July 1997.

ARIZONA DESERT MINERALS CO., INC.

     In 1992, Arizona Desert Minerals Co., Inc. ("Arizona Desert"), a company wholly-owned by John R. Bogert, a former officer and director of the Company, and Joan N. Bogert, a former officer of the Company, agreed to provide the Company with consulting services in the management of its affairs. The services covered business administration, employee and shareholder relations, finance, raising capital, marketing, and other areas affecting the Company's business. Arizona Desert appointed its President, John
R. Bogert, to apportion part of his time to perform the above agreed upon duties. Mr. Bogert was not restricted from performing similar services for other companies. The agreement terminated March 31, 1994. The agreement provided that the annual fee for Arizona Desert's services would be $70,000, however $30,000 of the annual fee was accrued until the Company begins generating revenues from gold mine operations. During 1995, Arizona Desert received approximately $38,001 in management fees. In 1995, the Company paid to Arizona Desert the sum of $7,686 ($5,000 in principal and $2,686 in interest) in the form of 8,838 shares of the Common Stock at the market price of $0.875 per share. As of May 13, 1996, the Company is indebted to Arizona Desert in the amount of $4,333.33. Both Mr. and Mrs. Bogert retired from the Company in 1995.

CFO SERVICES, INC.

     Since 1990, Timothy F. Guthrie has served as director, Secretary and President of CFO Services, Inc. ("CFO"), a consulting firm that provides temporary and interim Chief Financial Officer and Controller services to companies and due diligence and investment monitoring services for various investor groups. CFO has been retained by the Company to provide various accounting and financial management services. As CFO's representative, Mr. Guthrie has agreed to perform the agreed upon duties. CFO also performs similar services for other companies. In addition, Mr. Guthrie became Secretary and Chief Financial Officer of the Company in 1995. The agreement between the Company and CFO is on a month to month basis and provides for the Company to pay a minimum of $5,967 for services rendered by CFO. The Company also reimburses CFO for all out of pocket expenses it incurs rendering services to the Company. As of December 31, 1995, the Company and its subsidiaries were indebted to CFO in the amount of $42,007. During 1995, CFO was paid a total of $78,215 in the form of 98,237 shares of the Common Stock at the market price ranging between $0.75 and $0.875 per share. As of December 31, 1995, CFO and Mr. Guthrie held 65,205 and 15,881 shares, respectively, of the Common Stock.

GUTHRIE YORK & COMPANY, INC.

     On February 1, 1995, the Company entered into an agreement with Guthrie York & Company, Inc. ("GYC"), whereby GYC will provide marketing, public relations and investor relations services to the Company. Timothy F. Guthrie, the Secretary and Chief Financial Officer of Daugherty Petroleum, Inc., and the Secretary of the Company, is a principal in GYC. As of December 31, 1995, GYC held 48,000 shares of the Common Stock and an option for 100,000 at the price of $1.00.

INDEBTEDNESS OF THE COMPANY TO A SHAREHOLDER

     The Company is indebted to Alaska Investments Ltd. in the amount of $75,000 for expenditures made on behalf of the Company for public relations services. The Company has no obligation repay Alaska Investments Ltd. except out of revenues generated from the Company's mining properties, if and when the mining properties are ever put into production. Alaska Investments Ltd. is believed to be the beneficial owner of 13.7 percent of the Common Stock of the Company.

     Niagara Oil, Inc., a subsidiary of Daugherty Petroleum, Inc., is indebted to Jayhead Investments, Inc., an affiliate of Alaska Investments Ltd. This indebtedness is for $115,000, and bears interest at a rate of 10 percent beginning April 1, 1995. Payment terms are based on quarterly payments of interest only with the total principal and interest, if any, due in full June 1, 1996. This indebtedness is secured by the assets of Niagara Oil, Inc., as well
as the corporate guarantee of Daugherty Petroleum, Inc.     As of May 13, 1996,
the aggregate indebtedness to the Company and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company of all present and former directors, officers and employees of the Company was $140,574.

                                                                         LARGEST AMOUNT
       NAME AND                          INVOLVEMENT OF              OUTSTANDING DURING LAST        AMOUNT OUTSTANDING
    PRINCIPAL POSITION                ISSUER OR SUBSIDIARY            COMPLETED FISCAL YEAR         AS OF MAY 13, 1996
    ------------------                --------------------            ---------------------         ------------------
William S. Daugherty (1)(3)                  Lender                         $110,266                      $105,974
President and Chief
Operating Officer

Timothy F. Guthrie (2)(3)(4)                 Lender                         $101,700                       $34,600
Secretary and Chief
Financial Officer
Daugherty Petroleum, Inc.

- - --------------------
(1) Part of the indebtedness of Mr. Daugherty to the Company is evidenced by a promissory note dated September 23, 1993 in the principal amount of $50,000.
The debt was incurred to assist Mr. Daugherty in the payment of his legal expenses resulting from the acquisition by the Company of Daugherty Petroleum, Inc. By the terms of the note, the unpaid principal bears interest at the rate of six percent per annum and is repayable in monthly instalments of not less than $1,000 per month. Repayment commenced in November 1993. As of December 31, 1995, the unpaid principal balance due on the note was $28,377.22. Any unpaid balance is payable in full on December 31, 1997. The note is unsecured. As of May 13, 1996, the unpaid principal balance of the note was $24,086.00. Further, as of December 31, 1995 and May 13, 1996, Sentra Petroleum, Inc., a company wholly-owned by Mr. Daugherty, was indebted to the Company's wholly-owned subsidiary, Daugherty Petroleum, Inc, in the amount of $21,000 as a result of a turnkey contract for one well drilled by Daugherty Petroleum, Inc. in the Gausdale Field in Kentucky. As of December 31, 1995, a company wholly-owned by Mr. Daugherty was indebted to Daugherty Petroleum in the amount of $17,556.
(2) During 1995, CFO Services, Inc., a company owned by Mr. Guthrie, was indebted to the Company in the amount of $78,367. This indebtedness was evidenced by a promissory note payable to the order of the Company bearing an interest rate of 10 percent, with interest payable on a quarterly basis beginning in March 1994. During November, 1994, the note was renewed for an additional nine months until July 1995. In July 1995, the note was extended for an additional 60 days. The note was paid in full on September 11, 1995. The note was secured by the corporate guarantee and assets of CFO Services, Inc., and the personal guarantee of Mr. Guthrie.
(3) As of December 31, 1995, Messrs. Daugherty and Guthrie were each indebted to the Company in the amount of $46,666. Each indebtedness is evidenced by a promissory note payable to the order of the Company dated December 21, 1994, and due May 10, 1998. Each note bears interest at the rate of 10 percent per annum. Payments are to be made from 100 percent of the proceeds of the sale of natural gas from two wells the Company drilled prior to December 31, 1994 for a joint venture in which the individuals are participants. Each note is secured by a pledge of a nine percent working interest in the two well joint venture program.
(4) As of May 13, 1996, the Company had made advances to Mr. Guthrie totaling $11,267.

LEASE OBLIGATION OF THE COMPANY

     The Company is the tenant in a building owned by a partnership in which William S. Daugherty and Timothy F. Guthrie each own a 50 percent interest. The rent is $2,600 per month, and the lease expires in July 1997.

ARIZONA DESERT MINERALS CO., INC.

     In 1992, Arizona Desert Minerals Co., Inc. ("Arizona Desert"), a company wholly-owned by John R. Bogert, a former officer and director of the Company, and Joan N. Bogert, a former officer of the Company, agreed to provide the Company with consulting services in the management of its affairs. The services covered business administration, employee and shareholder relations, finance, raising capital, marketing, and other areas affecting the Company's business. Arizona Desert appointed its President, John R. Bogert, to apportion part of his time to perform the above agreed upon duties. Mr. Bogert was not restricted from performing similar services for other companies. The agreement terminated March 31, 1994. The agreement provided that the annual fee for Arizona Desert's services would be $70,000, however $30,000 of the annual fee was accrued until the Company begins generating revenues from gold mine operations. During 1995, Arizona Desert received approximately $38,001 in management fees. In 1995, the Company paid to Arizona Desert the sum of $7,686 ($5,000 in principal and $2,686 in interest) in the form of 8,838 shares of the Common Stock at the market price of $0.875 per share. As of May 13, 1996, the Company is indebted to Arizona Desert in the amount of $4,333.33. Both Mr. and Mrs. Bogert retired from the Company in 1995.

CFO SERVICES, INC.

     Since 1990, Timothy F. Guthrie has served as director, Secretary and President of CFO Services, Inc. ("CFO"), a consulting firm that provides temporary and interim Chief Financial Officer and Controller services to companies and due diligence and investment monitoring services for various investor groups. CFO has been retained by the Company to provide various accounting and financial management services. As CFO's representative, Mr. Guthrie has agreed to perform the agreed upon duties. CFO also performs similar services for other companies. In addition, Mr. Guthrie became Secretary and Chief Financial Officer of the Company in 1995. The agreement between the Company and CFO is on a month to month basis and provides for the Company to pay a minimum of $5,967 for services rendered by CFO. The Company also reimburses CFO for all out of pocket expenses it incurs rendering services to the Company. As of December 31, 1995, the Company and its subsidiaries were indebted to CFO in the amount of $42,007. During 1995, CFO was paid a total of $78,215 in the form of 98,237 shares of the Common Stock at the market price ranging between $0.75 and $0.875 per share. As of December 31, 1995, CFO and Mr. Guthrie held 65,205 and 15,881 shares, respectively, of the Common Stock.

GUTHRIE YORK & COMPANY, INC.

     On February 1, 1995, the Company entered into an agreement with Guthrie York & Company, Inc. ("GYC"), whereby GYC will provide marketing, public relations and investor relations services to the Company. Timothy F. Guthrie, the Secretary and Chief Financial Officer of Daugherty Petroleum, Inc., and the Secretary of the Company, is a principal in GYC. As of December 31, 1995, GYC held 48,000 shares of the Common Stock and an option for 100,000 at the price of $1.00.

INDEBTEDNESS OF THE COMPANY TO A SHAREHOLDER

     The Company is indebted to Alaska Investments Ltd. in the amount of $75,000 for expenditures made on behalf of the Company for public relations services. The Company has no obligation repay Alaska Investments Ltd. except out of revenues generated from the Company's mining properties, if and when the mining properties are ever put into production. Alaska Investments Ltd. is believed to be the beneficial owner of 13.7 percent of the Common Stock of the Company.

     Niagara Oil, Inc., a subsidiary of Daugherty Petroleum, Inc., is indebted to Jayhead Investments, Inc., an affiliate of Alaska Investments Ltd. This indebtedness is for $115,000, and bears interest at a rate of 10 percent beginning April 1, 1995. Payment terms are based on quarterly payments of interest only with the total principal and interest, if any, due in full June 1, 1996. This indebtedness is secured by the assets of Niagara Oil, Inc., as well as the corporate guarantee of Daugherty Petroleum, Inc.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  LIST OF DOCUMENTS FILED WITH THIS REPORT.
                                                                            PAGE
                                                                            ----
     (1) Financial statements, Alaska Apollo Resources Inc. and subsidiary companies--
               Report of Kraft, Rothman, Berger, Grill, Schwartz & Cohen,
                independent chartered accountants, dated May, 1996 . . . . . .32
               Balance Sheet-December 31, 1995 . . . . . . . . . . . . . . . .33
               Statement of Deficit for the year ended December 31, 1995 . . .35
               Statement of Loss for the year ended December 31, 1995. . . . .36
               Statement of Cash Flow for the year ended December 31, 1995 . .37
               Notes to financial statements . . . . . . . . . . . . . . . . .38

     ALL SCHEDULES HAVE BEEN OMITTED SINCE THE INFORMATION REQUIRED TO BE SUBMITTED HAS BEEN INCLUDED IN THE FINANCIAL STATEMENTS OR NOTES OR HAS BEEN OMITTED AS NOT APPLICABLE OR NOT REQUIRED.

     (2)  Exhibits--
          The exhibits indicated by an asterisk (*) are incorporated by reference.

     EXHIBIT
     NUMBER              DESCRIPTION OF EXHIBIT
     -------             ----------------------

     3(a)* Memorandum and Articles for Catalina Energy & Resources Ltd., a British Columbia corporation, dated January 31, 1979, filed as an exhibit to Form 10 Registration Statement filed May 25, 1984. File No. 0-12185.

     3(b)* Certificate for Catalina Energy & Resources Ltd., a British Columbia corporation, dated November 27, 1981, changing the name of Catalina Energy & Resources Ltd. to Alaska Apollo Gold Mines Ltd., and further changing the authorized capital of the Company from 5,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share, filed as an exhibit to Form 10 Registration Statement filed May 25, 1984. File No. 0-12185.

     3(c)* Certificate of Change of Name for Alaska Apollo Gold Mines Ltd., a British Columbia corporation, dated October 14, 1992, changing the name of Alaska Apollo Gold Mines Ltd. to Alaska Apollo Resources Inc., and further changing the authorized capital of the Company from 20,000,000 shares of common stock, without par value per share, to 6,000,000 shares of common stock, without par value per share.

     3(d)* Altered Memorandum of Alaska Apollo Resources Inc., a British Columbia corporation, dated September 9, 1994, changing the authorized capital of the Company from 6,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share.

     4*        See Exhibit No. 3(a).

     9* Voting Trust Agreements. Exhibits 3, 10 and 13 to Form 8-K for the Company dated March 6, 1994. File No. 0-12185.

     10(a)* Letter of Intent dated May 8, 1992 between Alaska Apollo Gold Mines Limited and the Alaska Syndicate. Exhibit 10(f) to Form 10-K for the Company for the fiscal year ended December 31, 1992. File No. 0-12185.

     10(b)* Letter of Intent between Daugherty Petroleum, Inc. and Michigan Southern Energy Corporation dated March 31, 1994 described in
               Exhibit 10(b) to Form 10-K for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

     10(c)* Redevelopment Agreement between the Company and Summit Funding, Inc. dated July 1993 described in Exhibit 10(c) to Form 10-K for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

     10(d)* Agreement dated December 22, 1993 by and between Daugherty Petroleum, Inc. and Wentzloff Energy, Inc. with respect to the purchase by Daugherty Petroleum, Inc. of 6.5 billion cubic feet of natural gas or its equivalent from 29 Kentucky partnerships produced since April 1, 1993. Exhibit "1" to Form 8-K for the Company dated March 6, 1994. File No. 0-12185.

     10(e)* Trust Agreement dated December 22, 1993 by and between the various partnerships described in Exhibit "1" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185) and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 1,086,108 shares of the Common Stock of the Company received by the partnerships in consideration of the sale and purchase described in Exhibit "1" attached thereto.

     10(f)* Voting Trust Agreement dated December 22, 1993 by and between Wentzloff Energy, Inc. and the various partnerships described in Exhibit "1" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185) and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 1,086,108 shares of the Common Stock of the Company received by the partnerships in consideration of the sale and purchase described in Exhibit "1" attached thereto.

     10(g)* Gas Purchase and Sale Agreement dated December 22, 1993 by and between the various partnerships described in Exhibit "1" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185) and Daugherty Petroleum, Inc. with respect to the production of gas resulting from the sale and purchase of gas pursuant to the sale and purchase described in Exhibit "1" attached thereto.

     10(h)* Proxy dated December 22, 1993 by and between Wentzloff Energy, Inc. and the various partnerships described in Exhibit "1" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185) in favor of Breeding, McIntyre & Cunningham, P.S.C. with respect to the voting of the 1,086,108 shares of the Common Stock of the Company received by the partnerships in consideration of the sale and purchase described in Exhibit "1" attached thereto.

     10(i)* Agreement for Purchase and Sale dated as of September 24, 1993 by and between Wentzloff Energy, Inc. and Daugherty Petroleum, Inc. with respect to the purchase and sale of the of 6.5 billion cubic feet of natural gas or its equivalent from 29 Kentucky partnerships produced since April 1, 1993 as described in Exhibit "1" to Form 8-K for the Company dated March 6, 1994 (File
               No. 0-12185), as well as the purchase by Daugherty Petroleum, Inc. of undivided working interests in oil and gas leases and certain equipment, machinery and personal property with respect to such leases from Wentzloff Energy, Inc.

     10(j)* Agreement and Amendment to Agreement dated November 16, 1993 by and between Daugherty Petroleum, Inc., Wentzloff Energy, Inc. and Wentzloff Partners, Inc. with respect to the amendment of the agreement described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185), and the recasting of the agreement in its current form.

     10(k)* Agreement and Amendment to Agreement dated November 16, 1993 by and between Daugherty Petroleum, Inc., Wentzloff Energy, Inc. and Southern Drilling Co., Inc. with respect to the amendment of the agreement described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185), and the recasting of the agreement in its current form.

     10(l)* Escrow Agreement dated November 15, 1993 by and between Wentzloff Energy, Inc., Daugherty Petroleum, Inc., Inc., Alaska Apollo Resources Inc., and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 60,000 shares of the Common Stock of the Company received by Wentzloff Energy, Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

     10(m)* Voting Trust Agreement dated November 16, 1993 by and between Wentzloff Energy, Inc. and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 60,000 shares of the Common Stock of the Company received by Wentzloff Energy, Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

     10(n)* Proxy executed by Wentzloff Energy, Inc. covering the 60,000 shares of the Common Stock of the Company received by Wentzloff Energy, Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

     10(o)* Escrow Agreement dated November 15, 1993 by and between Southern Drilling Co., Inc., Daugherty Petroleum, Inc., Alaska Apollo Resources Inc., and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 20,000 shares of the Common Stock of the Company received by Southern Drilling Co., Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

     10(p)* Voting Trust Agreement dated November 16, 1993 by and between Southern Drilling Co., Inc. and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 20,000 shares of the Common Stock of the Company received by Southern Drilling Co., Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

     10(q)* Proxy executed by Southern Drilling Co., Inc. covering the 20,000 shares of the Common Stock of the Company received by Southern Drilling Co., Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

     10(r)* Stock Purchase Agreement by and between William S. Daugherty, Alaska Apollo Resources, Inc. and Daugherty Petroleum, Inc. dated July 20, 1993. Reference is made to Form 8-K, dated November 11, 1993, filed with the Securities and Exchange Commission on November 12, 1993. (File No. 0-12185).

     10(s)* Subscription Agreement dated July 30, 1992 between Alaska Apollo Gold Mines Ltd. and Alaska Investments Ltd. described in Exhibit 10(g) to Form 20-F for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

     10(t)* Letter of Intent dated March 15, 1993 between Alaska Apollo Resources Inc. and Daugherty Petroleum, Inc. described in Exhibit 10(h) to Form 20-F for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

     10(u)* Director's Incentive Stock Option Agreement dated January 10, 1994 between the Company and John R. Bogert.

     10(v)* Director's Incentive Stock Option Agreement dated January 10, 1994 between the Company and William S. Daugherty.

     10(w)* Director's Incentive Stock Option Agreement dated January 10, 1994 between the Company and James K. Klyman-Mowczan.

     10(x)* Director's Incentive Stock Option Agreement dated January 10, 1994 between the Company and Colin R. Bowdidge.

     21        Subsidiaries of the Company:

                    -    Niagara Oil, Inc., a Kentucky corporation.
                    -    Daugherty Petroleum, Inc., a Kentucky corporation.

     23(a)*    Consent of Richard M. Russell & Associates, Inc. described in
               Exhibit 23(a) to Form 10-K for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

     23(b)     Consent of Kraft, Rothman, Berger, Grill, Schwartz & Cohen.

     23(c)     Consent of Edward O. Strandberg, Jr., P.E.

     (b)  Reports on Form 8-K.

     (1) Current Report on Form 8-K for the Company dated November 11, 1993, File No. 0-12185, reporting the acquisition of Daugherty Petroleum, Inc. (Item 2. Acquisition or Disposition of Assets.)

     (2) Current Report on Form 8-K/A for the Company dated November 30, 1993, File No. 0-12185, with respect to Financial Statements and Stock Purchase Agreement pertaining to the acquisition of Daugherty Petroleum, Inc. (Item 7. Financial Statements and Exhibits.)

     (3) Current Report on Form 8-K for the Company dated March 6, 1994, File No. 0-12185, reported the acquisition by the Company of 6.5 billion cubic feet of gas or its equivalent from 29 Kentucky partnerships, as well as 6,500 acres of oil and gas leases and various undivided working interests in oil and gas leases and equipment and machinery. The required financial statements and pro forma financial information were not filed at the time the report was filed. Instead, the financial statements and pro forma financial information were to be filed by March 31, 1994. (Item 2. Acquisition or Disposition of Assets.)

     (4) Current Report on Form 8-K for the Company dated March 24, 1994, File No. 0-12185, reported the resignation of Milton Klyman as a director of the Company on March 24, 1994. (Item 5. Other Events.)

     (5) Current Report on Form 8-K/A, Amendment No. 1, for the Company dated March 31, 1994, File No. 0-12185, advising that the required financial statements and pro forma financial information with respect to the Form 8-K dated March 6, 1994 would be filed by April 15, 1994. (Item
          7.  Financial Statements and Exhibits.)

     (6) Current Report on Form 8-K/A, Amendment No. 2, for the Company dated April 14, 1994, File No. 0-12185, advising that the required financial statements and pro forma financial information with respect to the Form 8-K dated March 6, 1994 would be filed by April 29, 1994. (Item
          7.  Financial Statements and Exhibits.)

     (7) Current Report on Form 8-K/A, Amendment No. 3, for the Company dated May 6, 1994, File No. 0-12185, filing the required financial statements and pro forma financial information with respect to the Form 8-K dated March 6, 1994. (Item 7. Financial Statements and Exhibits.)

     (8) Current Report on Form 8-K for the Company dated August 24, 1995, File No. 0-12185, reported the filing of a lawsuit by J. Rudolph Oliver. (Item 5. Other Events)

     (c)  FINANCIAL STATEMENT SCHEDULES.

          No schedules are required as all information required has been presented in the audited financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALASKA APOLLO RESOURCES INC.



                              By       /s/  William S. Daugherty
                                   ----------------------------------------
                                   William S. Daugherty, Chairman of the Board

May 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                          TITLE                     DATE
          ---------                          -----                     ----



  /s/  William S. Daugherty        Chairman of the Board and       May 23, 1996
- - ------------------------------             President
    William S. Daugherty



  /s/  Charles L. Cotterell                Director                May 23, 1996
- - ------------------------------
    Charles L. Cotterell



/s/  James K. Klyman-Mowczan               Director                May 23, 1996
- - ------------------------------
   James K. Klyman-Mowczan



   /s/  Timothy F. Guthrie               Secretary and             May 23, 1996
- - ------------------------------      Chief Financial officer
     Timothy F. Guthrie

                                                                         PAGE I

                                AUDITORS' REPORT


To The Shareholders Of
ALASKA APOLLO RESOURCES INC.

We have audited the consolidated balance sheets of ALASKA APOLLO RESOURCES INC. as at December 31, 1995 and 1994 and the consolidated statements of deficit, loss and cash flow for the three years ended December 31, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1995 and 1994 and the results of its operations and cash flow for the three years ended December 31, 1995 in accordance with generally accepted accounting principles in Canada.

              /s/  Kraft, Rothman, Berger, Grill, Schwartz & Cohen

                 KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
May 6, 1996


                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                   CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as those described in
Note 1(b) to the consolidated financial statements relating to the company's ability to recover mineral property costs incurred in connection with resource property exploration activities. Our report to the shareholders dated May 6, 1996, is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when the uncertainties are adequately disclosed in the financial statements.

              /s/  Kraft, Rothman, Berger, Grill, Schwartz & Cohen

                 KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
May 6, 1996

                                                                         PAGE II

                          ALASKA APOLLO RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1995
                                     ASSETS


                                                         1995           1994
                                                     ------------   ------------
CURRENT
   Cash                                              $    138,980   $    369,447
   Accounts receivable                                    509,943        791,432
   Inventories                                             80,890            -
   Prepaid expense                                         11,421         11,162
   Other receivable                                        75,904            -
   Notes receivable (Note 5)                              214,000        169,632
                                                     ------------   ------------
                                                        1,031,138      1,341,673

BONDS AND DEPOSITS                                         43,419         41,919

MINING PROPERTY AND RELATED EXPENDITURES (Note 2)      11,211,462     11,158,581

OIL AND GAS PROPERTIES - net (Note 3)                   4,057,908      4,222,175

CAPITAL (Note 4)                                          387,783        297,292

NOTES RECEIVABLE (Note 5)                                  84,376         56,000

LOAN RECEIVABLE (Note 6)                                   17,556         17,536

GOODWILL (net of accumulated
 amortization $402,651; 1994 - $223,695)                1,386,913      1,565,869
                                                     ------------   ------------



                                                     ------------   ------------
                                                     $ 18,220,555   $ 18,701,045
                                                     ------------   ------------
                                                     ------------   ------------


See accompanying notes to financial statements.



APPROVED ON BEHALF OF THE BOARD:



         \S\Charles L. Cotterell                 \S\William S. Daugherty
   -----------------------------------     -----------------------------------
                Director                                Director

                                                                        PAGE III

                          ALASKA APOLLO RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1995

                                   LIABILITIES
                                                        1995           1994
                                                    ------------   ------------
CURRENT
   Bank loans (Note 7)                              $    154,207   $     10,000
   Accounts payable                                      805,618        426,068
   Accrued liabilities                                   545,455        588,091
   Long-term debt (Note 8)                               218,458         86,340
   Loans payable (Note 9)                                    -            5,000
                                                    ------------   ------------
                                                       1,723,738      1,115,499

LONG-TERM DEBT (Note 8)                                  913,986        849,025

DEFERRED INCOME TAXES                                      8,891          6,325
                                                    ------------   ------------
                                                       2,646,615      1,970,849
                                                    ------------   ------------

                              SHAREHOLDER'S EQUITY

CAPITAL STOCK (Note 10)
   AUTHORIZED
   20,000,000   Common shares

   ISSUED
   7,742,710    Common shares (1994 - 7,382,580)      20,068,190     19,784,443

DEFICIT                                              ( 4,494,250)   ( 3,054,247)
                                                    ------------   ------------
                                                      15,573,940     16,730,196
                                                    ------------   ------------

                                                    $ 18,220,555   $ 18,701,045
                                                    ------------   ------------
                                                    ------------   ------------

See accompanying notes to financial statements.

                                                                         PAGE IV

                          ALASKA APOLLO RESOURCES INC.

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                           1995           1994          1993
                                        ----------     ----------    ----------
DEFICIT, beginning of year             $(3,054,247)   $(2,858,220)  $(2,607,194)

  Adjustment of prior years'
   income taxes                                -       (   21,204)          -
                                        ----------     ----------    ----------
                                        (3,054,247)    (2,879,424)   (2,607,194)

  Net loss for the year                 (1,440,003)    (  174,823)   (  251,026)
                                        ----------     ----------    ----------

DEFICIT, end of year                   $(4,494,250)   $(3,054,247)  $(2,858,220)
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------



See accompanying notes to financial statements.

                                                                          PAGE V

                          ALASKA APOLLO RESOURCES INC.

                         CONSOLIDATED STATEMENT OF LOSS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                           1995           1994          1993
                                        ----------     ----------    ----------

GROSS REVENUE                          $ 2,052,222    $ 2,458,835   $   129,911
DIRECT EXPENSES                          1,660,043      1,302,187        71,838
                                        ----------     ----------    ----------
                                           392,179      1,156,648        58,073
                                        ----------     ----------    ----------

GENERAL AND ADMINISTRATIVE COSTS
   Salaries                                288,701        188,855        33,832
   Consulting and management fees          196,563        237,917        61,431
   Legal fees                              188,411        176,924        50,740
   Amortization - goodwill                 178,956        178,956        44,764
                - capital assets            53,982         28,643         1,007
                - oil and gas equipment      8,660          8,415         2,042
   Depletion - oil and gas properties      155,607         85,208         9,705
   Office and general                      141,608        104,078        65,381
   Bad debts                               137,632         33,759           -
   Audit and accounting                    128,737        124,044           -
   Shareholders' information               117,930         26,556        36,882
   Advertising and promotion                98,354        165,978           -
   Occupancy costs                          70,946         46,951           -
   Interest on long-term debt               51,814         28,534         7,720
   Insurance                                41,716         25,560           -
   Trust and stock exchange company fees    22,632          8,162        29,662
   Engineering                              18,241         23,590           -
   Repairs and maintenance                  11,344         19,166           -
   Loss on sale of equipment                   -              -           2,557
                                        ----------     ----------    ----------
                                         1,911,834      1,511,296       345,723
                                        ----------     ----------    ----------

     Less:  Miscellaneous                   78,129         28,212           -
            Litigation settlement              -      (     7,500)          -
            Interest and other income        4,089         15,062        15,024
                                        ----------     ----------    ----------
                                            82,218         35,774        15,024
                                        ----------     ----------    ----------

                                         1,829,616      1,475,522       330,699
                                        ----------     ----------    ----------

LOSS BEFORE INCOME TAXES                (1,437,437)    (  173,335)   (  258,861)
                                        ----------     ----------    ----------

  Current income taxes                         -          111,310           -
  Utilization of non-capital
    loss carry-forward                         -       (  111,310)  (     7,835)
                                        ----------     ----------    ----------
                                               -              -      (    7,835)
  Deferred income taxes                      2,566          1,488           -
                                        ----------     ----------    ----------
                                             2,566          1,488    (    7,835)
                                        ----------     ----------    ----------

NET LOSS FOR THE YEAR                  $(1,440,003)   $(  174,823)  $(  251,026)
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------


NET LOSS PER SHARE (Note 11)                $(0.19)        $(0.03)       $(0.06)
                                            ------         ------        ------
                                            ------         ------        ------

See accompanying notes to financial statements.

                                                                         PAGE VI

                          ALASKA APOLLO RESOURCES INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                              1995           1994          1993
                                        ----------     ----------    ----------
OPERATING ACTIVITIES
   Net loss for the year               $(1,440,003)   $(  174,823)  $(  251,026)
   Amortization and depletion              397,205        301,197        57,518
   Deferred income taxes                     2,566          1,488         4,837
   Decrease in incorporation cost              -            1,525           -
   (Increase) decrease in
      unearned income                          -       (   40,500)       40,500
   (Increase) decrease in
      prepaid expenses                  (      259)        38,645    (   43,610)
   (Increase) decrease in
      accounts receivable                  281,489     (  679,295)   (  112,137)
   Inventories                          (   80,890)           -             -
   Prior period adjustment                     -       (   21,204)          -
   Other receivable                     (   75,904)           -             -
   Increase in bonds and deposits       (    1,500)    (   41,919)          -
   Increase in accounts payable            379,550        403,976        22,093
   Increase (decrease) in
     accrued liabilities                (   42,636)       384,148       159,824
                                        ----------     ----------    ----------
                                        (  580,382)       173,238    (  122,001)
                                        ----------     ----------    ----------

FINANCING ACTIVITIES
   Increase in loans receivable         (       20)    (   17,536)          -
   Increase in notes receivable         (   72,744)    (  177,632)   (   48,000)
   Issue of capital stock                  283,747      3,589,052     3,089,132
   Increase of long-term debt              197,079        186,553        81,994
   Repayment of loan payable            (    5,000)    (   10,000)   (   34,700)
                                        ----------     ----------    ----------
                                           403,062      3,570,437     3,088,426
                                        ----------     ----------    ----------

INVESTING ACTIVITIES
   Purchase of capital assets           (  144,473)    (  197,346)          -
   Acquisition of oil and
     gas properties                            -       (3,522,631)   (  934,510)
   Goodwill                                    -              -      (1,789,564)
   Expenditures on mining
     property (net)                     (   52,881)    (   61,111)   (   10,161)
                                        ----------     ----------    ----------
                                        (  197,354)    (3,781,088)   (2,734,235)
                                        ----------     ----------    ----------

CHANGE IN CASH AND BANK LOANS           (  374,674)    (   37,413)      232,190

CASH AND BANK LOANS, beginning of year     359,447        396,860       164,670
                                        ----------     ----------    ----------

CASH AND BANK LOANS, end of year       $(   15,227)   $   359,447   $   396,860
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------

SUPPLEMENTAL DISCLOSURE
  Interest paid during the year        $    50,123    $    28,221   $    13,180
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------

See accompanying notes to financial statements.

                                                                        PAGE VII

                          ALASKA APOLLO RESOURCES INC.

                   NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 14 conform in all material respects with accounting principles generally accepted in the United States.

     (a)  BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. All material inter-company accounts and transactions have been eliminated on consolidation.

     (b)  INVENTORIES

          Inventories are carried at the lower of cost and net realizable value.

     (c)  MINING PROPERTY AND RELATED EXPENDITURES

          The company defers all costs relating to mining properties by project area until such time as the properties are put into commercial production, sold or abandoned. Costs deferred include acquisition costs, exploration and development expenditures and cost of assets permanently dedicated to exploration and development. Buildings, equipment and machinery will not be amortized until the mine achieves commercial production.

          The ultimate realization of the deferred costs and expenditures is dependent upon the discovery of commercially exploitable ore bodies, at which time such costs and expenditures will be charged against income using an appropriate method and rate to be determined.

          When evaluation of a project area discloses possible impairment, the deferred costs and expenditures thereon are written down to the recoverable amount. Unsuccessful projects are written off when abandoned.

     (d)  OIL AND GAS PROPERTIES

          (i)  ACCOUNTING TREATMENT FOR COSTS INCURRED

               The company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interest in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

                                                                       PAGE VIII

          (i)  ACCOUNTING TREATMENT FOR COSTS INCURRED (continued)

               Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the company's experience of successful drilling and average holding period.

               Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

               On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

               On the sale of an entire interest in a unproved property for cash or cash equivalent, gain or loss on the sale is recognized taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

          (ii) REVENUE AND EXPENSE RECOGNITION

               Revenue on turnkey drilling contracts is recognized upon securing binding contracts. Budgeted expenses are recognized at the same time as revenue from turnkey operations. Oil and gas revenue is recognized when sold. All income and expense items are recognized pursuant to the accrual method of accounting.

         (iii) WELLS AND RELATED EQUIPMENT

               Wells and related equipment are recorded at cost. All items are amortized on the straight-line method over the estimated useful life of the asset being seven years.

     (e)  GOODWILL

          Goodwill is recorded at cost and is being amortized over 10 years on a straight-line basis. The goodwill arose on the issuance of the company's shares.

                                                                         PAGE IX

     (f)  CAPITAL ASSETS

          Capital assets are stated at cost. Amortization is being provided for on a straight-line basis over the useful life of the asset ranging from five to thirty-one years.

2.   MINING PROPERTY AND RELATED EXPENDITURES


                                           UNGA ISLAND
                                          ALASKA MINERAL    DEFERRED       BUILDING
                                             PROPERTY     EXPENDITURES     EQUIPMENT
                                               COSTS       (SEE BELOW)   AND MACHINERY      TOTAL
                                            -----------    -----------    -----------    -----------
     Balance, December 31, 1993            $  1,010,000   $  9,310,414   $    777,061   $ 11,097,475
       1994 additions        -                   61,106         -              61,106
                                            -----------    -----------    -----------    -----------
     Balance, December 31, 1994               1,010,000      9,371,520        777,061     11,158,581

       1995 additions        -                   52,881         -              52,881
                                            -----------    -----------    -----------    -----------

     Balance, December 31, 1995            $  1,010,000   $  9,424,401   $    777,061   $ 11,211,462
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

     (a) Deferred expenditures on the Unga Island resource property consist of the following:


                                                           1995          1994
                                                         --------      --------

          Geological consulting                         $  50,755     $  34,277
          Miscellaneous                                    27,126        23,033
          Assaying and engineering                            -           3,796
                                                         --------      --------
                                                           77,881        61,106
          Proceeds on conveying mining rights (b)        ( 25,000)          -
                                                         --------      --------

                                                        $  52,881     $  61,106
                                                         --------      --------
                                                         --------      --------

     (b) The company signed a letter of intent, on February 24, 1995, whereby the company granted an option to further explore and commercially develop the company's gold and silver reserves located in Alaska. Under the terms of the letter of intent, the optionee, Addwest Mineral Inc. ("Addwest"), has the option to either merge their precious metals interest into a jointly owned, publicly traded company or to form a joint venture. With a joint venture agreement, the company would be required to contribute its Alaskan properties and would receive twenty-five percent of the operating proceeds. The option expired on December 31, 1995.

                                                                          PAGE X

3.   OIL AND GAS PROPERTIES


                                                               1995                          1994
                                             ----------------------------------------    -----------
                                                            ACCUMULATED
                                                COST        AMORTIZATION       NET            NET
                                             ----------     ------------       ---            ---
     Proved properties                      $ 4,181,042    $   173,760    $ 4,007,282    $ 4,056,462
          Unproved properties                     5,130            -            5,130        111,557
     Wells and related equipment                 64,614         19,118         45,496         54,156
                                             ----------     ----------     ----------     ----------
                                            $ 4,250,786    $   192,878    $ 4,057,908    $ 4,222,175
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

4.   CAPITAL ASSETS

                                                               1995                          1994
                                             ----------------------------------------    -----------
                                                            ACCUMULATED
                                                COST        AMORTIZATION       NET            NET
                                             ----------     ------------       ---            ---
     Land                                   $    12,908    $        -     $    12,908    $    12,908
     Buildings                                  168,959         14,653        154,306        155,785
     Machinery and equipment                     80,805         16,100         64,705         30,260
     Office furniture, fixtures
       and equipment                             70,214         18,062         52,152         31,710
     Vehicles                                   159,568         55,856        103,712         66,629
                                             ----------     ----------     ----------     ----------
                                            $   492,454    $   104,671    $   387,783    $   297,292
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

5.   NOTES RECEIVABLE

     Notes receivable are comprised as follows.


                                                                               1995           1994
                                                                           ----------     ----------
     Receivable from a non-related company, bearing interest at 8.75%
     per annum, payable on demand, of the total $200,000 notes
     receivable, $130,000 is secured by equipment and $70,000 is secured by a priorty lien on land, buildings and equipment.  These loans are convertible into equity upon confirmation of the plan of reorgani-
     zation (Note 16).                                                    $   200,000    $       -

     Receivable from a director and senior officers, bears interest at
     10% per annum, is secured by an assignment of title in certain oil and gas working interests and is repayable over a three-year
     period ending May 10, 1998                                                70,000         70,000

     Receivable from a director of the company, bears interest at 6%
     per annum and is repayable at $1,000 per month                            28,376         38,348
                                                                           ----------      ---------
                             Carried forward...........                   $   298,376     $  108,348
                                                                           ----------      ---------

                                                                         PAGE XI


                                                                                         1995           1994
                                                                                       --------       --------

                    Brought forward............                                       $ 298,376      $ 108,348

     Receivable from a company owned by a senior officer of the company, bears interest at 10% per annum, is secured by the assets and personal
     guarantee of the borrower and is due July 31, 1995                                     -           78,367

     Receivable from a non-related company, bears interest at 8% per annum
     and is unsecured                                                                       -           33,417

     Receivable from a senior officer of the company, non-interest bearing
     and is unsecured                                                                       -            5,500
                                                                                       --------       --------
                                                                                        298,376        225,632
        Less: Current portion                                                           214,000        169,632
                                                                                       --------       --------

                                                                                      $  84,376      $  56,000
                                                                                       --------       --------
                                                                                       --------       --------


6.   LOAN RECEIVABLE

     This loan receivable from a company owned by a director of this company is non-interest bearing with no specific terms of repayment. The company does not intend to demand repayment within the next twelve months.


7.   BANK LOANS

     The bank loans bear interest at 9.8% and 9.75% per annum, payable semi-annually, and mature March 23, 1996 and May 4, 1996. One of the loans is secured by a certain capital asset. Subsequent to the year-end, the loans were renewed and or refinanced by another financial institution with similar terms and conditions.

     On December 7, 1995, the company's subsidiary established a line of credit with a bank in the amount of $100,000. This facility bears interest at prime plus 2% per annum, interest only payable monthly, and is due on December 31, 1996. This loan is collateralized by the subsidiary's accounts receivable and is guaranteed by the company. As at December 31, 1995, the balance of this loan was $105,207, including accrued interest.

                                                                        PAGE XII

8.   LONG-TERM DEBT

     On July 8, 1986, the company purchased the mineral property on Unga Island, Alaska for debt in the amount of $854,818. The debt is non-interest bearing, payable at $2,000 per month until fully paid, and is secured by deeds of trust over the Unga Island mineral claims and certain buildings and equipment located thereon.

     The purchase agreement also provides for the payment of monthly royalties at 4% of net smelter returns or net revenue, as defined in the agreement. Any royalties paid reduce the amount of the purchase price payable above.

     The obligation is stated at its remaining face value of $594,818 and has not been discounted.


                                                                                         1995           1994
                                                                                       --------       --------
     Note payable as outlined above                                                   $ 594,818      $ 618,818

     Loans payable bearing interest at rates ranging from 6.27% to 12.5% per annum, maturing at various dates up to and including June 25, 2003.
     The loans payable are secured by specific equipment.                               352,581        124,077

     Loan payable to a non-affiliated company, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, bearing interest at 10% per annum with quarterly payments of interest only beginning April 1, 1995.  Principal and accrued interest, if any, due in
     full July 1, 1996.                                                                 115,000        115,000

     Mortgage payable, secured by real estate, bearing interest at 9.25%
     per annum, payable in monthly instalments of $1,256                                 70,045         77,470
                                                                                       --------       --------
                                                                                      1,132,444        935,365
        Less:  Current portion                                                          218,458         86,340
                                                                                       --------       --------


                                                                                      $ 913,986      $ 849,025
                                                                                       --------       --------
                                                                                       --------       --------


     Principal repayments for the next five years are as follows:

     1996                                                                                            $ 218,458
     1997                                                                                              219,034
     1998                                                                                               79,402
     1999                                                                                               69,859
     2000                                                                                               48,628


                                                                       PAGE XIII

9.   LOANS PAYABLE

     The loans payable to a company controlled by a senior officer bear interest at 12% per annum and are unsecured.

     Interest of $2,689 (1994 - $600; 1993 - $3,450) has been charged on the loans.

10.  CAPITAL STOCK

     (a)  COMMON SHARES ISSUED

                                                                                            SHARES              AMOUNT
                                                                                         -----------          ----------
          Balance, December 31, 1993                                                       5,829,498          16,195,391

          Issued on acquisition of oil and gas properties (i) and (ii)                     1,410,574           3,466,142
          Issued for settlement of debt                                                      142,508             122,910
                                                                                         -----------         -----------
          Balance, December 31, 1994                                                       7,382,580          19,784,443

          Issued for settlement of debt                                                      360,130             283,747
                                                                                         -----------         -----------

          Balance, December 31, 1995                                                       7,742,710        $ 20,068,190
                                                                                         -----------         -----------
                                                                                         -----------         -----------

          (i)  WENTZLOFF ENERGY, INC.
               On February 18, 1994, the company acquired
               6.5 billion cubic feet (BCF) of natural gas
               or its equivalent in exchange for the issuance
               of 1,235,572 common shares                                                  1,235,572        $  3,258,327

          (ii) MITUCKY PARTNERSHIPS
               In June 1994, the company acquired 600 million
               cubic feet of natural gas or its equivalent in
               exchange for the issuance of 175,002 common shares                            175,002             207,815
                                                                                         -----------         -----------

                                                                                           1,410,574        $  3,466,142
                                                                                         -----------         -----------
                                                                                         -----------         -----------

     (b) Stock options have been granted and approved by the shareholders of the company to purchase common shares of the company as follows:

          (i) to directors of the company, an aggregate of 330,000 common shares at $1.00 per share exercisable up to and including December 10, 1998.

                                                                        PAGE XIV

          (ii) Subsequent to the year-end, additional options were granted to a director and senior officers of the company for an aggregate of 400,000 common shares at an exercise price of $1.00 per share. These options become vested and exercisable during certain five year periods up to and including February 27, 2003.

         (iii) to a director of the company, an aggregate of 100,000 common shares at $1.00 per share, exercisable up to and including January 31, 1997.

          No options have been exercised as of the date of the report.

     (c) In prior years, warrants have been granted and approved by the shareholders of the company to a non-related party to purchase 6,667 shares exercisable at $3.93 per share up to and including March 31, 1998. During the year, the board of directors of the company approved the issuance of warrants to a non-related party to purchase 500,000 shares at $0.50, subject to further adjustment, exercisable up to and including October 30, 2000.

     (d) During the year, the board of directors of the company approved the issuance of shares and or stock options to purchase common shares of the company as follows:

          - to issue 125,000 shares to the president and key employees of the company as bonuses;

          - to senior officers of the company, an aggregate of 300,000 common shares at $1.00 per share. These options are vested and exercisable at the rate of 75,000 shares per year. The first block of 75,000 shares is exercisable immediately and expires five years thereafter.

          - to the president of the company, 200,000 shares at $1.00 per share. These options are vested and exercisable at the rate of 50,000 shares per year and to expire five years thereafter.

          - to directors of the company, an aggregate of 20,000 shares at $1.00 per share, exercisable immediately and expire five years thereafter.

          No shares have been issued or options have been exercised as of the date of the report.


11.  LOSS PER SHARE

     Loss per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares was 7,605,669 (1994 - 6,763,539; 1993 - 4,128,265). Outstanding stock options and warrants have no dilutive effect on the loss per share.

                                                                         PAGE XV

12.  RELATED PARTY TRANSACTIONS

     (a)  OFFICERS' REMUNERATION

          The accounts of the company include consulting and management fees paid or payable to officers and directors for the three years ended December 31, 1995.

          On April 7, 1989, the company entered into an agreement with Arizona Desert Minerals (ADM), a company related to a director of this company, whereby the company will pay ADM management fees of $60,000 annually, $12,000 of which is to be deferred until the company starts to generate revenue from its mining operations. On May 8, 1992, the agreement was amended and calls for an annual $30,000 deferral. This agreement was terminated on November 15, 1995. As at December 31, 1995, the total deferral amount is $128,250. The management fees deferred have not been recorded on the books of the company.

     (b)  SHAREHOLDER INFORMATION

          During 1993, a shareholder expended, on behalf of the company, shareholder information expenses in the amount of $75,000. The company has recorded a reserve provision against payment of this amount until the company's mining operations commence production.

     (c)  ACCOUNTS RECEIVABLE

          Accounts receivable include $21,000 (1994 - $21,000) due from a company owned by one of the directors.

     (d)  ACCOUNTS PAYABLE

          Accounts payable include $50,689 (1994 - $23,000) payable to companies owned by senior officers of the company.

     (e)  OCCUPANCY COSTS

          Occupancy costs include rent of approximately $31,200 (1994 - $27,000) paid to a company which is owned by a director and an officer of this company.

     (f)  CONSULTING AND MANAGEMENT FEES

          Consulting and mangeemnt fees are paid to companies owned by senior officers of the company.

                                                                        PAGE XVI

13.  SEGMENTED INFORMATION


                                               MINING
                                             EXPLORATION    OIL AND
                                                 AND           GAS            1995           1994
                                             DEVELOPMENT   DEVELOPMENT     CORPORATE         TOTAL          TOTAL
                                             ----------     ----------     ----------     ----------     ----------
                                                  $              $              $              $              $
     DECEMBER 31, 1995
     Revenue (net)                                  -          392,179            -          392,179      1,302,187
                                             ----------     ----------     ----------     ----------     ----------

     General corporate expenses                     -             -         1,380,597      1,380,597      1,145,766
     Interest on long-term debt                  51,814           -               -           51,814         28,534
     Amortization - equipment                       -            8,660         53,982         62,642         37,058
                  - goodwill                        -          178,956            -          178,956        178,956
     Depletion                                      -          155,607            -          155,607         85,208
                                             ----------     ----------     ----------     ----------     ----------
                                                 51,814        343,223      1,434,579      1,829,616      1,475,522
                                             ----------     ----------     ----------     ----------     ----------

     Loss before income taxes                   (51,814)        48,956     (1,434,579)    (1,437,437)      (173,335)
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

     Identifiable assets                     11,211,462      5,444,821      1,564,272     18,220,555     18,701,045
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

     Capital expenditures                        52,881            -          144,473        197,354      3,781,083
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------




14. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES

     Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of an asset and liability approach for accounting for income taxes. There would be no effect from the adoption of the statement, nor would the results of operations be different than those reported under Canadian GAAP. Under FAS 109, the company would have reported the following deferred income tax asset at December 31, 1995.


     Total deferred tax liabilities                                  $ 3,378,713
       Less:  Valuation allowance                                        914,716
                                                                      ----------
                                                                       2,463,997
     Total deferred tax liabilities                                    2,413,570
                                                                      ----------

     Net deferred tax assets                                         $    50,427
                                                                      ----------
                                                                      ----------

15.  INCOME TAXES

     As at December 31, 1995, the company had net operating loss carry-forwards in the U.S. for income tax purposes of approximately $7,925,600 which expire from 1996 to 2011.

                                                                       PAGE XVII

     For Canadian federal income tax purposes, net operating loss carry-forwards of approximately $1,029,000 expire at various dates through to 2002.

     In addition, the company has approximately $75,000 of cumulative Canadian exploration and development expenses and Canadian oil and gas property expenses available to reduce future years' taxable income.

     The potential benefit of the losses on earnings has not been reflected in these consolidated financial statements.

16.  COMMITMENTS

     (a) In 1995, the company's wholly-owned subsidiary signed a letter of intent to purchase a Kentucky based hardwood lumber manufacturing facility that is currently operating under plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of this acquisition, the subsidiary has provided various secured loans to that company which have priority status over other creditors in this reorganization. As of December 31, 1995, the subsidiary has financed this acquisition with a series of loans totalling $200,000 (Note 5). The subsidiary has commitments to borrow an additional $320,000 to complete this transaction and as of December 31, 1995, it has received firm commitments for these loans. As at December 31, 1995, these consolidated financial statements include the following balances related to this commitment.

          Inventories                                                  $  80,920
          Other receivables                                               44,000
          Note receivable                                                200,000
          Accounts payable to the supplier of inventories                130,386

     (b) The company is committed to issuing approximately 42,000 common shares as additional consideration for the acquisition of natural gas from Wentzloff Energy, Inc. (Note 3(i)).

17.  SUBSEQUENT EVENTS

     Subsequent to the year-end, the company's wholly-owned subsidiary entered into the following transactions:

     (a) on February 23, 1996, signed an agreement for the sale of its wholly-owned subsidiary;

     (b) effective March 1, 1996, acquired 100% of the working interest in a total of thirty-five (35) wells in Hopkins County, Kentucky.

18.  COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to conform with the current year's presentation.