Form 10-Q
period 1996-03-31
ALASKA APOLLO RESOURCES INC
filed 1996-06-24
CIK 746834

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                        OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO ___________

                         COMMISSION FILE NUMBER: 0-12185



                          ALASKA APOLLO RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     PROVINCE OF BRITISH COLUMBIA                  NOT APPLICABLE
    (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

     131 PROSPEROUS PLACE, SUITE 17                  40509-1844
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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES     .  NO  X  .
                                                   -----     -----

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 1995 WAS 7,742,710.

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     THE INFORMATION REQUIRED BY THIS ITEM 1 APPEARS ON PAGE 11 THROUGH 13 OF THIS REPORT, AND IS INCORPORATED HEREIN BY REFERENCE.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of 1993, the Registrant acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"). Since the acquisition, the Registrant has been the aggressively (1) acquiring natural gas and oil properties in southeastern and western Kentucky (2) expanding its natural gas production through joint ventures and drilling programs for its own account and (3) diversifying its revenue and asset base to include other segments of the oil and gas industry.

The Registrant has traditionally realized revenues from two primary sources. The first is from its interests in the producing natural gas and oil wells it operates or in which it owns fractional interests. The second is derived from its activities as a "turnkey driller" and operator for various drilling programs within its geographic area. The Registrant is expanding these revenue sources to include pipeline construction and operation and the marketing and aggregation of natural gas direct to commercial accounts and utility systems. Revenues from these sources began to be realized during the third quarter of 1995. As discussed below, during the first three months of 1996 the Registrant's revenues were derived primarily from proceeds attributable to the sale of its natural gas and oil production. This is in contrast to previous periods where revenues were generated primarily from its turnkey drilling and operating contracts. The decline in first quarter drilling revenues resulted from a delay in the completion of a drilling program started in July 1995 and the lack of a year-end drilling program in the fourth quarter of 1995 which would have generated first quarter activity.
 For the three month period ending March 31, 1996 the Registrant drilled one natural gas well and completed one well that was drilled in the fourth quarter of 1995. This is in contrast to 1995 when, during the same period, the Registrant drilled nine natural gas wells. The Registrant earns an interest ranging from 7.5 percent to 25 percent net revenue interest in each well it drills as a program sponsor or turnkey driller. During the second quarter of 1995, the Registrant completed negotiations with a major joint venture partner to develop a minimum of 15 additional wells. During the period from July 1995 to March 31, 1996, the Registrant had drilled ten of these wells.

LIQUIDITY

The Registrant plans to drill 25 wells during 1996 and will attempt to earn interests ranging from 7.5 percent to 25 percent net revenue interests in each well it drills as a program sponsor or turnkey driller. In addition, the Registrant is currently negotiating with several prospective joint venture partners to develop its existing leased acreage as well as acreage it has obtained in 1996. Management believes that these negotiations could result in the drilling of 15 to 20 of its 25 targeted wells during 1996.

During the first quarter of 1996, the Registrant realized additional revenues from the purchase and sale of lumber related to a proposed acquisition of a hardwood lumber manufacturing facility. Revenues related to this activity accounted for 57 percent of the Registrant's total gross revenues.

In addition, the increase in production resulting from the acquisition of various natural gas and oil reserves, the addition of new wells drilled and completed in 1996, as well as projected turnkey drilling programs will, in the opinion of management, provide sufficient cash flow to meet the short term operating needs and financial commitments of the Registrant. Registrant revenues should be further enhanced in 1996 as additional revenue sources materialize from agreements reached during 1995 such as the operation of the natural gas pipeline gathering system and the completion of the acquisition of the hardwood lumber manufacturer.

Working capital for the period ending March 31, 1996, was a negative $422,665. Compared to the same period in 1995, working capital was $139,117, reflecting a decrease of $561,782.

During the first quarter of 1996, the major change in the composition of the Registrant's current assets consisted of accounts receivable increase of $36,036 from $509,943 to $545,979 and other current assets such as inventories, prepaids and notes receivable increased $382,215 from $576,893 to $961,108. Current liabilities remained relatively constant at $1,699,355.

While management believes that the cash flow resulting its operating revenues will contribute significantly to its short term financial commitments and operating costs, it has developed a plan to meet its short term financial obligations. This plan includes:

    - Acquisition of revenue producing properties. As of December 31, 1995, the Registrant entered into negotiations with the owner of the working interest in a total of 35 oil wells for the acquisition of that working interest. This transaction was completed on March 31, 1996, and was concluded with owner financing to be paid from production revenues. After debt service, this acquisition will result in a net increase in revenues of approximately $54,000 per year. DPI, had been operating the properties under a Participation Agreement whereby it paid all operating expenses. This agreement originally anticipated the development and implementation of an Enhancement Program whereby DPI would receive 100 percent of the revenues over and above a base level of production until it recovered 100 percent the cost of the enhancement. Upon recovery of its enhancement cost, DPI was to receive 50 percent of all revenues. After further engineering analysis, it was determined that the implementation of an enhancement program was not feasible with the net effect being DPI, paying all expenses and receiving no revenue. The acquisition will result in the Registrant obtaining offsetting revenues in excess of expenses currently being incurred.

    - Sponsorship of a private placement drilling/production program to investors. DPI, will offer to investors through a network of brokers, a drilling/production program targeted for the second quarter of 1996. This program, if successfully completed, will generate revenues and profits for Registrant earlier in the year than normally occurs with a year end, tax driven program. Management has entered into discussions with several potential brokers who have expressed interest in marketing a program in early 1996. As of May 13, 1996, this program has been prepared and is being sold.

    - Sale of non revenue producing oil properties. The Registrant has entered negotiations for the sale of a group of oil wells. If successfully completed, this transaction will result in a reduction of debt service currently being paid by the Registrant. In addition, initial negotiations indicate that the purchaser will contract with DPI, for the development, enhancement, and operation of these wells on a cost plus basis.

    - Sale of miscellaneous Registrant assets. The Registrant owns real estate in Williamsburg, Kentucky, consisting of a field office and separate office/apartment building. The Registrant plans to sell the office/apartment building and retain the field office which will reduce debt service by approximately $16,000 per year. The Registrant has also identified surplus vehicles and equipment, the sale of which will result in a reduction of debt service in the amount of $16,740 per year. As of May 13, 1996, these assets have been sold or have sales contracts pending.

    - Negotiations related to third party loans. The Registrant is negotiating with various third party lenders, including major shareholders, to secure short term loans. If successful, these loans will be available during 1996. In December 1995 the Registrant received a line of credit from its bank in the amount of $100,000. On February 23, 1996, a major shareholder of the Registrant made available to DPI, a line of credit in the amount of $100,000.

    - The Registrant has also negotiated extended payment arrangements with various vendors.

RESULTS OF OPERATIONS

Compared to the first quarter of 1996, the Registrant's gross revenues declined 28 percent to $407,093 from $519,4432 for the same period in 1995. For the period, the Registrant experienced a net loss of $143,243 in 1996 compared to a net loss of $61,298 in 1995.

The Registrant's gross revenues are derived from Turnkey Contract Revenues of $38,549 (9.5 percent); Natural Gas And Oil Production Revenues of $113,083 (27.8 percent); Operating Revenues of $23,659 (5.8 percent); Lumber Sales of $230,246 (56.6 percent) and Miscellaneous Revenues of $1,556 (0.4 percent).

The reduction in gross revenues for the first quarter was attributable primarily to the level of contract revenue from turnkey drilling activities which declined by $276,933 from $315,482 in 1995 to $38,549 in 1996. These revenues are derived from partnerships sponsored by the Registrant or others who contract with the Registrant to drill and operate wells on a contract basis. These partnerships are, to a large extend, driven by investors' desire for the tax benefits associated with oil and gas investments. Historically, the drilling activity generated from these partnerships result in year end revenues and drilling activity during the first three to six months of the following year. In 1995, the Registrant sponsored a partnership that was intended to provide these revenues and that partnership failed to reach the minimum aggregate investment necessary for it to be completed. In addition, other customers of the Registrant, that is other partnerships who would typically use the Registrant as a turnkey driller and operator, encountered similar problems in closing year end investments which adversely impacted these revenues.

Total operating expenses were $229,586 for the first quarter of 1996 compared to $399,286 in for the same period in 1995 for a decrease of $169,700. Operating expenses in for the quarter included non cash items such as amortization and depreciation of $56,649. Non cash items include $44,739 for the amortization of goodwill related to the Registrant's acquisition of DPI

While the Registrant is successfully achieving its goal of dramatic asset growth, it has incurred costs and expenses above historical levels as a result of these efforts. Management does not expect this trend to continue at the same rate experienced in 1995, as the Registrant's infrastructure is developed to support greater revenues before substantial increases in expenses will be incurred again.

The Registrant believes there are three factors that will increase the price it receives for its natural gas production. First, the acquisition of gas reserves from Wentzloff Energy and Michigan Southern Energy, Inc., partnerships is providing a much larger production base with which to negotiate contracts previously unavailable to the Registrant. Secondly, the natural gas gathering systems completed in 1995 and currently under construction will allow the Registrant to diversify its customer base and access markets where prices are higher. Thirdly, natural gas prices in 1996 are up significantly over 1995, and projected market trends indicate that higher prices will prevail throughout 1996. The combined effect will be a higher overall price for the Registrant's production. The Registrant intends to aggressively pursue new contracts based on its increased reserves, increased production capacity and improved distribution.

                                 PART II
                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A Civil Action was filed in the United States District Court for the Eastern District of Michigan by J. Rudolph Oliver against the Registrant, DPI, the Registrant's wholly-owned subsidiary, William S. Daugherty, Inc., the President of the Registrant, Southern Drilling Registrant, Inc., Wentzloff Energy, Inc., and the Registrant's attorneys, Breeding, McIntyre & Cunningham, P.S.C. and Robert McIntyre. The plaintiff alleged he was a shareholder of Southern Drilling Registrant, Inc., and Wentzloff Energy, Inc., and sought to set aside the sale in 1994 to the Registrant of 6.5 billion cubic feet of natural gas, 6,500 acres of oil and gas leases and certain pipelines and equipment. Mr. Oliver alleged that the sale was accomplished without the prior approval of the shareholders or the Boards of Directors of Southern Drilling Registrant, Inc., and Wentzloff Energy, Inc. This action was dismissed on February 13, 1996, for lack of jurisdiction.

ITEM 5.  OTHER INFORMATION.

         NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  LIST OF DOCUMENTS FILED WITH THIS REPORT.

                                                                     PAGE
                                                                     ----
    (1)  FINANCIAL STATEMENTS, ALASKA APOLLO
         Resources Inc., and subsidiary companies ---
               Summary Consolidated Balance Sheet, for the period
                ended March 31, 1996................................   11
               Summary Consolidated Statement of Profit (Loss), for
                the period ended March 31, 1996.....................   12
               Consolidated Statement of Change in Financial
                Position, for the period ended March 31, 1996.......   13

All schedules have been omitted since the information required to be submitted has been included in the financial statements or has been omitted as not applicable or not required.

    (2)  EXHIBITS ----

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

 3(d)* Altered Memorandum of Alaska Apollo Resources, Inc., a British Columbia corporation, dated September 9, 1994, changing the authorized capital of the Company from 6,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share.

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

10(e)* Trust Agreement dated December 22, 1993 by and between the various partnerships described in Exhibit "1" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185) and Breeding, McIntyre & Cunningham P.S.C. with respect to the 1,086,108 shares of the Common Stock of the Company received by the partnerships in consideration of the sale and purchase described in Exhibit "1" attached thereto.

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

10(k)* Agreement and Amendment to Agreement dated November 16, 1993 by and between Daugherty Petroleum, Inc. Wentzloff Energy, Inc. and Southern Drilling Co., Inc. with respect to the amendment of the agreement described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185), and the recasting of the agreement in its current form.

10(l)* Escrow Agreement dated November 15, 1993 by and between Wentzloff Energy, Inc., Daugherty Petroleum, Inc., Alaska Apollo Resources, Inc., and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 60,000 shares of the Common Stock of the Company received by Wentzloff Energy, Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

10(m)* Voting Trust Agreement dated November 16, 1993 by and between Wentzloff Energy, Inc. and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 60,000 shares of Common Stock of the Company received by Wentzloff Energy, Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

10(n)* Proxy executed by Wentzloff Energy, Inc. covering the 60,000 shares of the Common Stock of the Company received by Wentzloff Energy, Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994 (File No. 0-12185).

10(o)* Escrow Agreement dated November 15, 1993 by and between Southern Drilling Co., Inc., Daugherty Petroleum, Inc. Alaska Apollo Resources Inc., and Breeding McIntyre & Cunningham, P.S.C. with respect to the 20,000 shares of the Common Stock of the Company received by Southern Drilling Co., Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

10(p)* Voting Trust Agreement dated November 6, 1993 by and between Southern Drilling Co., Inc. and Breeding, McIntyre & Cunningham, P.S.C. with respect to the 20,000 shares of the Common Stock of the Company received by Southern Drilling Co., Inc. in consideration of the sale and purchase described in Exhibit "6" to Form 8-K for the Company dated March 6, 1994. (File No. 0-12185).

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

(b)            REPORTS ON FORM 8-K

(1) Current Report on Form 8-K for the Company dated November 11, 1993, File No. 0-12185, reporting the acquisition of Daugherty Petroleum, Inc. (Item 2. Acquisition or Disposition of Assets.)

(2) Current Report on Form 8-K/A for the Company dated November 30, l993, File No. 0-12185, with respect to Financial Statements and Stock Purchase Agreement pertaining to the acquisition of Daugherty Petroleum, Inc. (Item 7. Financial Statements and Exhibits.)

(3) Current Report on Form 8-K for the Company dated March 6, 1994, File No. 0-12185, reported the acquisition by the Company of 6.5 billion cubic feet of gas or its equivalent from 29 Kentucky partnerships, as well as 6,500 acres of oil and gas leases and various undivided working interests in oil and gas leases and equipment and machinery. The required financial statements and pro forma financial information were not filed at the time the report was filed. Instead, the financial statements and pro forma financial information were to be filed by March 31,1994. (Item 2. Acquisition or Disposition of Assets.)

(4) Current Report on Form 8-K for the Company dated March 24, 1994, File No. 0-12185, reported the resignation of Milton Klyman as a director of the Company on March 24, 1994. (Item 5. Other Events.)

(5) Current Report on Form 8-K/A, Amendment No. 1, for the Company dated March 31, 1994, File No. 0-12185, advising that the required financial statements and pro forma financial information with respect to the Form 8-K dated March, 1994 would be filed by April 15, 1994. (Item 7. Financial Statements and Exhibits.)

(6) Current Report on Form 8-K/A, Amendment No. 2, for the Company dated April 14, 1994, File No. 0-12185, advising that the required financial statements and pro forma financial information with respect to the Form 8-K dated March 6, 1994 would be filed by April 29,1994. (Item 7. Financial Statements and Exhibits.)

(7) Current Report on Form 8-K/A, Amendment No. 3, for the Company dated May 6, 1994, File No. 0-12185, filing the required financial statements and pro forma financial information with respect to the Form 8-K dated March 6, 1994. (Item 7. Financial Statements and Exhibits.)

(8) Current Report on Form 8-K for the Company dated August 24, 1995, File No. 0-12185, reported the filing of a lawsuit by J. Rudolph Oliver. (Item 5. Other Events.)

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.

                         ALASKA APOLLO RESOURCES INC.
                         (Registrant)

                         By:        /s/  William S. Daugherty
                            -------------------------------------------------
                                William S. Daugherty, President


                         By:        /s/ Timothy F. Guthrie
                            -------------------------------------------------
                                Timothy F. Guthrie, Chief Financial Officer


Dated: June 20, 1996

                       ALASKA APOLLO RESOURCES, INC.

                    SUMMARY CONSOLIDATED BALANCE SHEET
                          (United States Dollars)
                                Unaudited

                                             31-Mar-95              31-Mar-96
                                            -----------            -----------

                                  ASSETS
CURRENT ASSETS
  Cash                                          29,154                151,818
  Short Term Investments                       108,368                      0
  Account Receivable                           969,562                545,979
  Inventory                                          0                 79,542
  Prepaid Expenses                              20,300                  7,159
  Intercompany and Other Receivable                  0                492,192
  Other Current                                182,503                      0
- ---------                                   -----------            -----------
Subtotal Current                             1,309,887              1,276,690

MINING PROPERTY AND
RELATED EXPENDITURES-NET                    11,193,316             11,235,129

OIL AND GAS PROPERTIES - NET                 4,214,192              4,043,151

CAPITAL ASSETS                                 325,905                375,874

OTHER ASSETS
   Deferred Tax Benefit                              0                      0
   Bonds and Deposits                                0                 42,919
   Related Party Receivable                          0                 99,288

NOTES RECEIVABLE                                38,348                 13,740

GOODWILL (Net of Accumulated
Amortization of $447,390)                    1,521,130              1,342,174

INCORPORATION COSTS                                428                    428
- ---------                                   -----------            -----------
TOTAL ASSETS                                18,603,206             18,429,393
                                            -----------            -----------
                                            -----------            -----------


                                    LIABILITIES

CURRENT LIABILITIES
  Bank Loan                                      7,000                148,207
  Account Payable and Accrued Liabilities      991,150              1,332,690
  Long Term Debt                                57,620                218,458
  Loans Payable                                115,000                      0
- ---------                                   -----------            -----------
Subtotal Current Liabilities                 1,170,770              1,699,355

LOANS PAYABLE                                  757,212              1,265,428

DEFERRED INCOME TAXES                            6,325                  8,890
- ---------                                   -----------            -----------
Subtotal Liabilities                         1,934,307              2,973,673

                                    SHAREHOLDER EQUITY
CAPITAL STOCK
Issued                                      19,784,443             20,068,190
Current Period Earnings                                              (143,243)
Deficit                                     (3,115,544)            (4,469,227)
- ---------                                   -----------            -----------
Subtotal Shareholder Equity                 16,668,899             15,455,720

TOTAL LIABILITIES AND SHAREHOLDER EQUITY    18,603,206             18,429,393
                                            -----------            -----------
                                            -----------            -----------
                                                     0                      0


               Unaudited-Internally Prepared by Company Management

                                SUMMARY CONSOLIDATED
                             STATEMENT OF PROFIT (LOSS)
                               (United States Dollars)
                                     Unaudited

                            For the Three Months Ending

                                                  31-Mar-95              31-Mar-96
                                                  ---------              ---------
REVENUE

Gross Revenues                                      519,435    100.0%      407,093    100.0%

Direct Costs                                        193,908     37.3%      352,741     86.6%
                                                 -----------            -----------

Gross Profit                                        325,527     62.7%       54,352     13.4%

GENERAL AND ADMINISTRATIVE COSTS
  Salaries and Wages                                 65,770     12.7%       56,152     13.8%
  Consulting and Management Fees                     57,502     11.1%        3,555      0.9%
  Office and General                                104,103     20.0%       17,415      4.3%
  Legal                                              57,672     11.1%       30,456      7.5%
  Travel and Entertainment                                0      0.0%        8,775      2.2%
  Shareholder and Investor Information               21,720      4.2%        2,535      0.6%
  Advertising and Promotion                               0      0.0%          345      0.1%
  Property and Payroll Taxes                              0      0.0%        6,862      1.7%
  Insurance                                               0      0.0%       10,844      2.7%
  Depreciation and Amortization                      78,546     15.1%       56,649     13.9%
  Engineering                                             0      0.0%            0      0.0%
  Rent                                                    0      0.0%        7,800      1.9%
  Accounting and Audit                                    0      0.0%       25,798      6.3%
  Repairs and Maintenance                                 0      0.0%        2,400      0.6%
  Stock Exchange Fees                                 4,000      0.8%            0      0.0%
  Trust and Stock Exchange Company Fees                 270      0.1%            0      0.0%
                                                 -----------            -----------
SUBTOTAL-G&A COSTS                                  389,583     75.0%      229,586     56.4%

Less:  Interest and Other Expense (Income)           (2,759)    -0.5%      (31,991)    -7.9%
                                                 -----------            -----------
Income Before Tax and Extraordinary Items           (61,297)   -11.8%     (143,243)   -35.2%
  Income Tax Expense (Benefit)                            0      0.0%            0      0.0%
                                                 -----------            -----------
NET PROFIT (LOSS) FOR CURRENT PERIOD                (61,297)   -11.8%     (143,243)   -35.2%
                                                 -----------            -----------
                                                 -----------            -----------

DEFICIT, beginning of period                                            (4,469,227)
DEFICIT, end of period                              (61,297)            (4,612,470)

Shares Outstanding                                7,065,070              7,742,710
Earnings Per Share                                   ($0.01)                ($0.02)


              Unaudited-Internally Prepared by Company Management

                            CONSOLIDATED STATEMENT
                       OF CHANGE IN FINANCIAL POSITION
                           (United States Dollars)
                                  Unaudited

                       For The Three Month Period Ending

                                                  31-Mar-95              31-Mar-96
                                                 -----------            -----------
OPERATING ACTIVITIES
  Net Income (Loss)                                 (61,297)              (143,243)
  Amort., Deprec, Depletion and Non
   Cash Items                                        78,546                 69,333
  Change in Accounts Receivable                                            (36,036)
  Change in Prepaid Expenses                         (9,138)                 4,262
  Change in Accounts Payable and Accrued
   Expenses                                         (23,009)               (18,383)
  Change in Intercompany and Other
   Accounts Receivable                                                    (202,288)
  Change Other Current Assets                      (281,889)                 1,348
                                                 -----------            -----------
Net Cash From Operating Activities                 (296,787)              (325,007)


FINANCING ACTIVITIES
  Issue of Capital Stock                                  0                      0
  Change in Notes Payable                           167,995                 (2,184)
  Change in  Loan Payable                           (13,533)               351,442
                                                 -----------            -----------
Net Cash from Financing Activities                  154,462                349,258

INVESTING ACTIVITIES
 Change in  Resource Properties                     (34,735)               (23,667)
 Change in Oil and Gas Properties                   (13,667)                14,757
 Change in Capital Assets                           (41,198)                11,909
 Change in Other Assets                                   0                (14,412)
                                                 -----------            -----------
Net Cash From Investing Activities                  (89,600)               (11,413)

CHANGE IN CASH                                     (231,925)                12,838

CASH, beginning of period                           369,447                138,980
                                                 -----------            -----------
CASH, end of period                                 137,522                151,818
                                                 -----------            -----------
                                                 -----------            -----------


              Unaudited-Internally Prepared by Company Management