Form 10-K/A
period 1995-12-31
ALASKA APOLLO RESOURCES INC
filed 1996-06-26
CIK 746834

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K/A


                                  Amendment No. 1




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

DOCUMENTS INCORPORATED BY REFERENCE: None.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
               General . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
               Oil and Gas Exploration and Production. . . . . . . . . . . . . 1
               Mining Operations . . . . . . . . . . . . . . . . . . . . . . . 6
               The Mining Claims . . . . . . . . . . . . . . . . . . . . . . . 8
               Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .11
               Executive Officers of the Registrant. . . . . . . . . . . . . .11
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .11
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .12
     Item 4.   Other Events. . . . . . . . . . . . . . . . . . . . . . . . . .12
     Item 5.   Submission of Matters to a Vote of Security Holders . . . . . .12

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
     Item 6.   Market for the Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .12
               Foreign Laws Affecting the Common Stock . . . . . . . . . . . .13
     Item 7.   Selected Financial Data . . . . . . . . . . . . . . . . . . . .14
     Item 8.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . .14
               Liquidity . . . . . . . . . . . . . . . . . . . . . . . . . . .14
               Capital Resources . . . . . . . . . . . . . . . . . . . . . . .16
               Results of Operations . . . . . . . . . . . . . . . . . . . . .16

     Item 9.   Financial Statements and Supplementary Data . . . . . . . . . .18
     Item 10.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .18

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18
     Item 11.  Directors and Officers of the Registrant. . . . . . . . . . . .18
     Item 12.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .18
               Compensation of Directors . . . . . . . . . . . . . . . . . . .20
               Compensation Committee Interlocks and Insider Participation . .20
     Item 13.  Security Ownership of Certain Beneficial Owners and Management.21
     Item 14.  Certain Relationships and Related Transactions. . . . . . . . .22
               Indebtedness of Directors, Officers and Employees . . . . . . .22
               Lease Obligation of the Company . . . . . . . . . . . . . . . .22
               Arizona Desert Minerals Co., Inc. . . . . . . . . . . . . . . .22
               CFO Services, Inc.. . . . . . . . . . . . . . . . . . . . . . .23
               Guthrie York & Company, Inc.. . . . . . . . . . . . . . . . . .23
               Indebtedness of the Company to a Shareholder. . . . . . . . . .23

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

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
TOTAL PROVED RESERVES AS OF:                              (Mcf)      (Bbl)
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

     APOLLO-SITKA RESERVES. The following table sets forth information as to the Company's probable reserves of gold and silver as of December 30, 1995, with respect to the Apollo-Sitka Claims:


                  APOLLO-SITKA INDICATED RESOURCE AND RESERVE
                  -------------------------------------------
                                       Grade
                                       -----
                       Ounces per Ton            Percent
                       --------------            -------
Block             Tons      Au         Ag       Cu     Pb     Zn  Classification
- -----             ----      --         --       --     --     --  --------------

APOLLO(1)     2,250,000    .145(2)     8.0     .25     6.0    4.0   Indicated
- ---------                                                           Resource
SITKA(3)
- --------
   A              7,000    .203       2.67    1.54    3.83   3.07   Proven
   B              1,650    .188       2.42    1.55    1.48   2.56   Proven
   C              8,150    .131       1.73    1.43    3.01   3.36   Proven
Total/Average    16,800    .167       2.19    1.49    3.20   3.16   Proven
- -------------
   D              1,560    .212       2.85    1.76   11.52   2.98   Probable
   E              2,390    .096       1.45     .88    3.25   5.96   Probable
   F              3,680    .002        .22     .32     .96   1.66   Probable
   G             14,670    .001       1.02     .53   12.55   1.76   Probable

Total/Average    22,300    .026       1.06     .62    9.57   2.28   Probable
- -------------
TOTAL/AVERAGE    39,100    .086       1.55     .99    6.83   2.66   Proven
- -------------

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

                                SHUMAGIN RESERVE (3/30/95)
                                 (UNCUT AND UNDILUTED)
                                 ---------------------

                                  Grade, Ounces per Ton           Ounces
                                  ---------------------           ------
                        Tons         Gold     Silver         Gold        Silver
                        ----         ----     ------         ----        ------

Drill/Trench Inferred    149,283     .891      4.24        133,005      633,081
- ---------------------
             Inferred    131,052     .700      3.00         91,755      392,794
             --------
Total/Average            280,335     .802      3.66        224,760    1,025,875
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



                                         DEC. 31,  SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,
QUARTER ENDED:                            1995       1995       1995        1995      1994        1994        1994       1994
- -------------                            ------     ------     ------      ------    ------      ------      ------    ---------
Low bid price . . . . . . . . . . . . .      1/4      13/32      17/32        3/4       1/2        5/8        1/2        1-1/8

High bid price. . . . . . . . . . . . .      1/2        3/4        3/4         1         1          1       1-1/8        1-7/8

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


                                                                 SHARES OWNED             PERCENT
TITLE OF CLASS                NAME AND ADDRESS                   BENEFICIALLY             OF CLASS
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


                                                                           SHARES OWNED                  PERCENT
TITLE OF CLASS                               NAME                          BENEFICIALLY (1)              OF CLASS
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  LIST OF DOCUMENTS FILED WITH THIS REPORT.
                                                                            PAGE
                                                                            ----
     (1) Financial statements, Alaska Apollo Resources Inc. and subsidiary companies--
               Report of Kraft, Rothman, Berger, Grill, Schwartz & Cohen,
                independent chartered accountants, dated May, 1996 . . . . . .29
               Balance Sheet-December 31, 1995 . . . . . . . . . . . . . . . .30
               Statement of Deficit for the year ended December 31, 1995 . . .32
               Statement of Loss for the year ended December 31, 1995. . . . .33
               Statement of Cash Flow for the year ended December 31, 1995 . .34
               Notes to financial statements . . . . . . . . . . . . . . . . .35

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

     23(b)* Consent of Kraft, Rothman, Berger, Grill, Schwartz & Cohen described in Exhibit 23(b) to Form 10-K for the Company for the fiscal year ended December 31, 1995. (File No. 0-12185).

     23(c)*    Consent of Edward O. Strandberg, Jr., P.E. described in
               Exhibit 23(c) to Form 10-K for the fiscal year ended December 31, 1995. (File No. 0-12185)

     27        Financial Data Schedule

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

June 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                          TITLE                     DATE
          ---------                          -----                     ----



  /s/  William S. Daugherty        Chairman of the Board and       June 26, 1996
- ------------------------------             President
    William S. Daugherty



  /s/  Charles L. Cotterell                Director                June 26, 1996
- ------------------------------
    Charles L. Cotterell



/s/  James K. Klyman-Mowczan               Director                June 26, 1996
- ------------------------------
   James K. Klyman-Mowczan



   /s/  Timothy F. Guthrie               Secretary and             June 26, 1996
- ------------------------------      Chief Financial officer
     Timothy F. Guthrie

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

                                                                          PAGE V

                          ALASKA APOLLO RESOURCES INC.

                         CONSOLIDATED STATEMENT OF LOSS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                           1995           1994          1993
                                        ----------     ----------    ----------

GROSS REVENUE                          $ 2,052,222    $ 2,458,835   $   129,911
DIRECT EXPENSES                          1,660,043      1,156,648        58,073
                                        ----------     ----------    ----------
                                           392,179      1,302,187        71,838
                                        ----------     ----------    ----------

GENERAL AND ADMINISTRATIVE COSTS
   Salaries                                288,701        188,855        33,832
   Consulting and management fees          196,563        237,917        61,431
   Legal fees                              188,411        176,924        50,740
   Amortization - goodwill                 178,956        178,956        44,764
                - capital assets            53,982         28,643         1,007
                - oil and gas equipment      8,660          8,415         2,042
   Depletion - oil and gas properties      155,607         85,208         9,705
   Office and general                      141,608        104,078        65,381
   Bad debts                               137,632         33,759           -
   Audit and accounting                    128,737        124,044           -
   Shareholders' information               117,930         26,556        36,882
   Advertising and promotion                98,354        165,978           -
   Occupancy costs                          70,946         46,951           -
   Interest on long-term debt               51,814         28,534         7,720
   Insurance                                41,716         25,560           -
   Trust and stock exchange company fees    22,632          8,162        29,662
   Engineering                              18,241         23,590           -
   Repairs and maintenance                  11,344         19,166           -
   Loss on sale of equipment                   -              -           2,557
                                        ----------     ----------    ----------
                                         1,911,834      1,511,296       345,723
                                        ----------     ----------    ----------

     Less:  Miscellaneous                   78,129         28,212           -
            Litigation settlement              -      (     7,500)          -
            Interest and other income        4,089         15,062        15,024
                                        ----------     ----------    ----------
                                            82,218         35,774        15,024
                                        ----------     ----------    ----------

                                         1,829,616      1,475,522       330,699
                                        ----------     ----------    ----------

LOSS BEFORE INCOME TAXES                (1,437,437)    (  173,335)   (  258,861)
                                        ----------     ----------    ----------

  Current income taxes                         -          111,310           -
  Utilization of non-capital
    loss carry-forward                         -       (  111,310)  (     7,835)
                                        ----------     ----------    ----------
                                               -              -      (    7,835)
  Deferred income taxes                      2,566          1,488           -
                                        ----------     ----------    ----------
                                             2,566          1,488    (    7,835)
                                        ----------     ----------    ----------

NET LOSS FOR THE YEAR                  $(1,440,003)   $(  174,823)  $(  251,026)
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------


NET LOSS PER SHARE (Note 11)                $(0.19)        $(0.03)       $(0.06)
                                            ------         ------        ------
                                            ------         ------        ------

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