Form 10-Q/A
period 1996-03-31
ALASKA APOLLO RESOURCES INC
filed 1996-06-26
CIK 746834

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 1996 WAS 7,742,710.

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

The Registrant has traditionally realized revenues from two primary sources. The first is from its interests in the producing natural gas and oil wells it operates or in which it owns fractional interests. The second is derived from its activities as a "turnkey driller" and operator for various drilling programs within its geographic area. The Registrant is expanding these revenue sources to include pipeline construction and operation and the marketing and aggregation of natural gas direct to commercial accounts and utility systems. Revenues from these sources began to be realized during the third quarter of 1995. As discussed below, during the first three months of 1996, the Registrant's revenues were derived primarily from proceeds attributable to the sale of its natural gas and oil production. This is in contrast to previous periods where revenues were generated primarily from its turnkey drilling and operating contracts. The decline in first quarter drilling revenues resulted from a delay in the completion of a drilling program started in July 1995 and the lack of a year-end drilling program in the fourth quarter of 1995 which would have generated first quarter activity. For the three month period ending March 31, 1996, the Registrant drilled one natural gas well and completed one well that was drilled in the fourth quarter of 1995. This is in contrast to 1995 when, during the same period, the Registrant drilled nine natural gas wells. The Registrant earns an interest ranging from 7.5 percent to 25 percent net revenue interest in each well it drills as a program sponsor or turnkey driller. During the second quarter of 1995, the Registrant completed negotiations with a major joint venture partner to develop a minimum of 15 additional wells. During the period from July 1995 to March 31, 1996, the Registrant had drilled ten of these wells.

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

In addition, the increase in production resulting from the acquisition of various natural gas and oil reserves, the addition of new wells drilled and completed in 1996, as well as projected turnkey drilling programs will, in the opinion of management, provide sufficient cash flow to meet the short term operating needs and financial commitments of the Registrant. The Registrant's revenues should be further enhanced in 1996 as additional revenue sources materialize from agreements reached during 1995 such as the operation of a natural gas pipeline gathering system and the completion of the acquisition of the hardwood lumber manufacturer.

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

While management believes that the cash flow resulting from operating revenues will contribute significantly to its short term financial commitments and operating costs, it has developed a plan to meet its short term financial obligations. This plan includes:

    - Acquisition of revenue producing properties. As of December 31, 1995, the Registrant entered into negotiations with the owner of the working interests in a total of 35 oil wells for the acquisition of these working interests. This transaction was completed on March 31, 1996, and was concluded with owner financing to be paid from production revenues. After debt service, this acquisition will result in a net increase in revenues of approximately $54,000 per year. DPI, had been operating the properties under a Participation Agreement whereby it paid all operating expenses. This agreement originally anticipated the development and implementation of an Enhancement Program whereby DPI would receive 100 percent of the revenues over and above a base level of production until it recovered 100 percent the cost of the enhancement. Upon recovery of its enhancement cost, DPI was to receive 50 percent of all revenues. After further engineering analysis, it was determined that the implementation of an enhancement program was not feasible with the net effect being DPI, paying all expenses and receiving no revenue. The acquisition will result in the Registrant obtaining offsetting revenues in excess of expenses currently being incurred.

    - Sponsorship of a private placement drilling/production program to investors. DPI, will offer to investors through a network of brokers, a drilling/production program targeted for the second quarter of 1996. This program, if successfully completed, will generate revenues and profits for the Registrant earlier in the year than normally occurs with a year-end, tax driven program. Management has entered into discussions with several potential brokers who have expressed interest in marketing a program in early 1996. As of May 13, 1996, this program has been prepared and is being sold.

    - Sale of non revenue producing oil properties. The Registrant has entered into negotiations for the sale of a group of oil wells. If successfully completed, this transaction will result in a reduction of debt service currently being paid by the Registrant. In addition, initial negotiations indicate that the purchaser will contract with DPI for the development, enhancement, and operation of these wells on a cost plus basis.

    - Sale of miscellaneous assets of the Registrant. The Registrant owns real estate in Williamsburg, Kentucky, consisting of a field office and a separate office/apartment building. The Registrant plans to sell the office/apartment building and retain the field office which will reduce debt service by approximately $16,000 per year. The Registrant has also identified surplus vehicles and equipment, the sale of which will result in a reduction of debt service in the amount of $16,740 per year. As of May 13, 1996, these assets have been sold or have sales contracts pending.

    - Negotiations related to third party loans. The Registrant is negotiating with various third party lenders, including major shareholders, to secure short term loans. If successful, these loans will be available during 1996. In December 1995, the Registrant received a line of credit from its bank in the amount of $100,000. On February 23, 1996, a major shareholder of the Registrant made available to DPI a line of credit in the amount of $100,000.

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

The reduction in gross revenues for the first quarter was attributable primarily to the level of contract revenue from turnkey drilling activities which declined by $276,933 from $315,482 in 1995 to $38,549 in 1996. These revenues are derived from partnerships sponsored by the Registrant or others who contract with the Registrant to drill and operate wells on a contract basis. These partnerships are, to a large extend, driven by investors' desire for the tax benefits associated with oil and gas investments. Historically, the drilling activity generated from these partnerships result in year-end revenues and drilling activity during the first three to six months of the following year. In 1995, the Registrant sponsored a partnership that was intended to provide these revenues and that partnership failed to reach the minimum aggregate investment necessary for it to be completed. In addition, other customers of the Registrant, that is other partnerships who would typically use the Registrant as a turnkey driller and operator, encountered similar problems in closing year-end investments which adversely impacted these revenues.

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

The Registrant believes there are three factors that will increase the price it receives for its natural gas production. First, the acquisition of gas reserves from the Wentzloff Energy and Michigan Southern Energy, Inc. partnerships is providing a much larger production base with which to negotiate contracts previously unavailable to the Registrant. Secondly, the natural gas gathering systems completed in 1995 and currently under construction will allow the Registrant to diversify its customer base and access markets where prices are higher. Thirdly, natural gas prices in 1996 are up significantly over 1995, and projected market trends indicate that higher prices will prevail throughout 1996. The combined effect will be a higher overall price for the Registrant's production. The Registrant intends to aggressively pursue new contracts based on its increased reserves, increased production capacity and improved distribution.

                                 PART II
                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A Civil Action was filed in the United States District Court for the Eastern District of Michigan by J. Rudolph Oliver against the Registrant, DPI, the Registrant's wholly-owned subsidiary, William S. Daugherty, the President of the Registrant, Southern Drilling Company, Inc., Wentzloff Energy, Inc., and the Registrant's attorneys, Breeding, McIntyre & Cunningham, P.S.C. and Robert McIntyre. The plaintiff alleged he was a shareholder of Southern Drilling Company, Inc., and Wentzloff Energy, Inc., and sought to set aside the sale in 1994 to the Registrant of 6.5 billion cubic feet of natural gas, 6,500 acres of oil and gas leases and certain pipelines and equipment. Mr. Oliver alleged that the sale was accomplished without the prior approval of the shareholders or the Boards of Directors of Southern Drilling Company, Inc., and Wentzloff Energy, Inc. This action was dismissed on February 13, 1996, for lack of jurisdiction.

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


Dated: June 26, 1996

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