Form 10-Q
period 1996-06-30
ALASKA APOLLO RESOURCES INC
filed 1996-08-20
CIK 746834

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549


                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

    PROVINCE OF BRITISH COLUMBIA                           NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER
         ORGANIZATION)                                     IDENTIFICATION NO.)


    131 PROSPEROUS PLACE, SUITE 17
         LEXINGTON, KENTUCKY                          40509-1844
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (606) 263-3948

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   .  No    .
                                               ---        ---

    THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 1996 WAS 7,742,710.

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The information required by this Item 1 appears on pages 10 through 12 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the fourth quarter of 1993, the Registrant acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"). Since the acquisition, the Registrant has been the aggressively (1) acquiring natural gas and oil properties in southeastern and western Kentucky, (2) expanding its natural gas production through joint ventures and drilling programs for its own account, and
(3) diversifying its revenue and asset base to include other segments of the oil and gas industry.

The Registrant has traditionally realized revenues from two primary sources.
The first is from its interests in the producing natural gas and oil wells it operates or in which it owns fractional interests. The second is derived from its activities as a "turnkey driller" and operator for various drilling programs within its geographic area. The Registrant is expanding these revenue sources to include pipeline construction and operation and the marketing and aggregation of natural gas direct to commercial accounts and utility systems. Revenues from these sources began to be realized during the third quarter of 1995. As discussed below, during the first six months of 1996, the Registrant's revenues were derived primarily from proceeds attributable to the sale of its natural gas and oil production and its turnkey drilling and operating contracts. The decline in second quarter drilling activities resulted from 1) a delay in the completion of a drilling program started in July 1995 2) the lack of a year-end drilling program in the fourth quarter of 1995 which would have generated first and second quarter drilling activity and 3) normal seasonal fluctuations in these activities. For the six month period ending June 30 1996, the Registrant did not drill any natural gas wells and completed three wells that were drilled in the fourth quarter of 1995. This is in contrast to 1995 when, during the same period, the Registrant drilled and completed nine natural gas wells. The Registrant earns an interest ranging from 7.5 percent to 25 percent net revenue interest in each well it drills as a program sponsor or turnkey driller. During the second quarter of 1995, the Registrant completed negotiations with a major joint venture partner to develop a minimum of 15 additional wells. During the period from July 1995 to June 30, 1996, the Registrant had drilled ten and completed four of those drilled.

On March 31, 1996, the Registrant purchased the working interests in a total of 35 oil wells. This purchase was concluded with owner financing to be paid from production revenues. After debt service, this acquisition will result in a net increase in revenues of approximately $54,000 per year. DPI had been operating the properties under a Participation Agreement whereby it paid all operating expenses. The acquisition will result in the Registrant obtaining offsetting revenues in excess of expenses currently being incurred.

On April 12, 1996, the Registrant entered into a farm out agreement to develop 5,400 acres in Bell and Knox counties in southeastern Kentucky. Provided drilling commitments are met on the original 5,400 acres, this agreement gives the Registrant the right of first refusal on an additional block of 8,500 acres contiguous to the original farm out acreage and its existing area of interest. In July, 1996, the Registrant entered into a partnership agreement for the drilling of the first well necessary to maintain the drilling commitment on this farm out acreage.

In May, 1996, the Registrant sold, on a prepay basis, 198,000 Mcf of natural gas to an existing customer for $250,000 ($1.2626 per Mcf). This one time sale obligates the Registrant to supply up to this quantity of natural gas and it is estimated that this obligation will be fulfilled over a period of approximately 24 months.

As of June 30, 1996, the Registrant had entered into and agreement for the sale of Niagara Oil, Inc., a wholly owned subsidiary of DPI. This transaction will result in a reduction of debt service and operating expenses currently being paid by the Registrant. In addition, the purchaser will contract with DPI for the development, enhancement, and operation of these wells on a cost plus basis.

LIQUIDITY

The Registrant plans to drill 15 wells during the remainder of 1996 and will attempt to earn interests ranging from 7.5 percent to 25 percent net revenue interests in each well it drills as a program sponsor or turnkey driller. In addition, the Registrant is currently negotiating with several prospective joint venture partners to develop its existing leased acreage as well as acreage it has obtained in 1996. Management believes that these negotiations could result in the drilling of 5 to 10 of its 15 targeted wells during the remainder of 1996.

During the second quarter of 1996, the Registrant realized additional revenues from the purchase and sale of lumber related to a proposed acquisition of a hardwood lumber manufacturing facility. Revenues related to this activity accounted for 36 percent of the Registrant's total gross revenues.

In addition, production resulting from the acquisition of various natural gas and oil reserves, the treatment of wells drilled and completed in 1995 and the first quarter of 1996, as well as projected turnkey drilling programs will, in the opinion of management, provide sufficient cash flow to meet the short term operating needs and financial commitments of the Registrant. The Registrant's revenues should be further enhanced in 1996 as additional revenue sources materialize from agreements reached during 1995 such as the operation of a natural gas pipeline gathering system and the completion of the acquisition of the hardwood lumber manufacturer.

Working capital for the period ending June 30, 1996, was a negative $493,818. Compared to the same period in 1995, working capital was a negative $219,863, reflecting a decrease of $273,955.

During the second quarter of 1996, the major change in the composition of the Registrant's current assets consisted of notes and accounts receivable increase of $512,265 from $744,682 to $1,256,947 and other current assets such as inventories, prepaids and notes receivable decreased $109,276 from $180,964 to $71,688. Current liabilities remained relatively constant at $1,630,721.

While management believes that the cash flow resulting from operating revenues will contribute significantly to its short term financial commitments and operating costs, it has implemented a plan developed in early 1996 to meet its short term financial obligations. This plan includes:

    Sponsorship of a private placement drilling/production program to investors. DPI will offer to investors through a network of brokers, a drilling/production program targeted for the third and forth quarters of 1996. This program, if successfully completed, will generate revenues and profits for the Registrant earlier in the year than normally occurs with a year-end, tax driven program. Management has entered into discussions with several potential brokers who have expressed interest in marketing a program in early 1996. This program has been prepared and is being sold.

    Sale of miscellaneous assets of the Registrant. The Registrant owns real estate in Williamsburg, Kentucky, consisting of a field office and a separate office/apartment building. The Registrant has sold and is awaiting final closing of the office/apartment building. It will retain the field office for use in its eastern Kentucky natural gas production operations. The sale of this real estate will reduce debt service by approximately $16,000 per year. The Registrant has also identified surplus vehicles and equipment, the sale of which has resulted in a reduction of debt service in the amount of $16,740 per year.

    Negotiations related to third party loans. The Registrant is negotiating with various third party lenders, including major shareholders, to secure short term loans. If successful, these loans will be available during 1996.

    The Registrant has also negotiated extended payment arrangements with various vendors.

RESULTS OF OPERATIONS

Compared to the same period of 1995, the Registrant's gross revenues increased by 10 percent to $742,550 from $675,333. For the period, the Registrant experienced a net loss of $397,522 in 1996 compared to a net loss of $643,746 in 1995.

The Registrant's gross revenues are derived from turnkey contract revenues of $222,062 (29.9 percent); natural gas and oil production revenues of $206,684 (27.8 percent); operating revenues of $43,595 (5.8 percent); lumber sales of $268,594 (36.0 percent) and miscellaneous revenues of $1,615 (0.22 percent).

Gross revenues for the period ending June 30 were impacted by the level of contract revenue from turnkey drilling activities which declined by $193,422 from $415,482 in 1995 to $222,062 in 1996. These revenues are derived from partnerships sponsored by the Registrant or others who contract with the Registrant to drill and operate wells on a contract basis. These partnerships are, to a large extend, driven by investors' desire for the tax benefits associated with oil and gas investments. Historically, the drilling activity generated from these partnerships result in significant year-end revenues and drilling activity during the first three to six months of the following year. In 1995, the Registrant sponsored a partnership that was intended to provide these revenues but that partnership failed to reach the minimum aggregate investment necessary for it to be completed. In addition, other customers of the Registrant, that is other partnerships who would typically use the Registrant as a turnkey driller and operator, encountered similar problems in closing year-end investments which adversely impacted these revenues.

Total operating expenses were $633,1820 for the first six months of 1996 and $734,397 in for the same period in 1995 for a decrease of $101,2159. Operating expenses for the quarter included non cash items such as amortization and depreciation of $150,543. Non cash items included $89,478 for the amortization of goodwill related to the Registrant's acquisition of DPI.

While the Registrant is successfully achieving its goal of asset growth, it has incurred costs and expenses above historical levels as a result of these efforts. Management has implemented cost containment measures to control cost and to reduce overhead during the first six months of 1996.

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

ITEM 1.  LEGAL PROCEEDINGS.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  LIST OF DOCUMENTS FILED WITH THIS REPORT.

                                                                      PAGE
                                                                      ----

    (1)  Financial statements, Alaska Apollo Resources Inc. and subsidiary companies--
         Summary Consolidated Balance Sheet
              for the period ended June 30, 1996                       10
         Summary Consolidated Statement of Profit (Loss)
              for the period ended June 30, 1996                       11
         Consolidated Statement of Change in Financial Position
              for the period ended June 30, 1996                       12

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

                                  ALASKA APOLLO RESOURCES INC.


                                  By  /s/ William S. Daugherty
                                      ---------------------------------------
                                      William S. Daugherty, President



                                  By  /s/ Timothy F. Guthrie
                                      ---------------------------------------
                                      Timothy F. Guthrie, Chief Financial
                                      Officer

Dated: August 15, 1996

                                       ALASKA APOLLO RESOURCES, INC.
                                       SUMMARY CONSOLIDATED BALANCE SHEET
                                       (United States Dollars)
                                       Unaudited

                                                      30-Jun-95      30-Jun-96
                                                      ---------      ---------

                                       ASSETS
                                       ------
CURRENT ASSETS
  Cash                                                    7,011         29,474
  Short Term Investments                                128,654              0
  Account Receivable                                    744,682        718,886
  Inventory                                                   0         64,529
  Prepaid Expenses                                       52,310          7,159
  Intercompany and Other Receivable                           0        538,061
  Other Current                                               0              0
- ------------                                       ------------   ------------
Subtotal Current                                        932,657      1,358,109

MINING PROPERTY AND
RELATED EXPENDITURES-NET                             11,207,927     11,250,790

OIL AND GAS PROPERTIES - NET                          4,149,797      3,977,405


CAPITAL ASSETS                                          359,875        293,487

OTHER ASSETS
  Deferred Tax Benefit                                  219,805              0
  Bonds and Deposits                                     41,919         42,919
  Related Party Receivable                               87,555        110,324

NOTES RECEIVABLE                                         38,348              0

GOODWILL (Net of Accumulated
Amortization of $447,390)                             1,476,391      1,297,435

INCORPORATION COSTS                                         428              0
- ------------                                       ------------   ------------
TOTAL ASSETS                                         18,514,702     18,330,469
                                                   ------------   ------------
                                                   ------------   ------------

                                       LIABILITIES

CURRENT LIABILITIES
  Bank Loan                                              54,931        106,207
  Account Payable and Accrued Liabilities             1,019,985      1,467,204
  Long Term Debt                                         77,604        278,516
  Loans Payable                                               0              0
- ------------                                       ------------   ------------
Subtotal Current Liabilities                          1,152,520      1,851,927

LOANS PAYABLE                                           830,508      1,247,921

DEFERRED INCOME TAXES                                         0          8,890
- ------------                                       ------------   ------------
Subtotal Liabilities                                  1,983,028      3,108,738

                                       SHAREHOLDER EQUITY
CAPITAL STOCK
Issued                                               20,003,537     20,068,190
Current Period Earnings                                               (397,521)
Deficit                                              (3,471,863)    (4,448,938)
- ------------                                       ------------   ------------
Subtotal Shareholder Equity                          16,531,674     15,221,731

TOTAL LIABILITIES AND SHAREHOLDER EQUITY             18,514,702     18,330,469
                                                   ------------   ------------
                                                   ------------   ------------

                                                              0              0

             Unaudited-Internally Prepared by Company Management

                                       ALASKA APOLLO RESOURCES, INC.

                                       SUMMARY CONSOLIDATED
                                       STATEMENT OF PROFIT (LOSS)
                                       (United States Dollars)
                                       Unaudited

                                       For the Six Months Ending



                                             30-Jun-95               30-Jun-96
                                             ---------               ---------
REVENUE

Gross Revenues                                 675,333    100.0%        742,551    100.0%

Direct Costs                                   587,053     86.9%        543,357     73.2%
                                            ----------               ----------

Gross Profit                                    88,280     13.1%        199,194     26.8%

GENERAL AND ADMINISTRATIVE COSTS
  Salaries and Wages                           142,103     21.0%        117,868     15.9%
  Consulting and Management Fees               142,299     21.1%         39,404      5.3%
  Office and General                            54,552      8.1%         38,094      5.1%
  Legal                                         80,976     12.0%        124,445     16.8%
  Travel and Entertainment                      28,286      4.2%         23,477      3.2%
  Shareholder and Investor Information          39,347      5.8%         64,369      8.7%
  Advertising and Promotion                          0      0.0%          5,877      0.8%
  Property and Payroll Taxes                    23,816      3.5%         12,002      1.6%
  Insurance                                     22,060      3.3%         17,878      2.4%
  Depreciation and Amortization                108,881     16.1%        109,888     14.8%
  Engineering                                   18,225      2.7%              0      0.0%
  Rent                                          17,780      2.6%         15,915      2.1%
  Accounting and Audit                          39,055      5.8%         51,297      6.9%
  Repairs and Maintenance                        6,490      1.0%          8,182      1.1%
  Licenses and Fees                                  0      0.0%          4,486      0.6%
  Trust and Stock Exchange Company Fees         10,527      1.6%              0      0.0%
                                            ----------               ----------
SUBTOTAL-G&A COSTS                             734,397    108.7%        633,182     85.3%

Less:  Interest and Other Expense (Income)      (2,371)    -0.4%        (36,467)    -4.9%
                                            ----------               ----------
Income Before Tax and Extraordinary Items     (643,746)   -95.3%       (397,521)   -53.5%
  Income Tax Expense (Benefit)                (166,812)   -24.7%              0      0.0%

Extraordinary Item:  Cummulative Effect of
                      Accounting Change         59,318      8.8%              0      0.0%
                                            ----------               ----------
NET PROFIT (LOSS) FOR CURRENT PERIOD          (417,616)   -61.8%       (397,521)   -53.5%
                                            ----------               ----------
                                            ----------               ----------


DEFICIT, beginning of period                                         (4,448,938)
DEFICIT, end of period                        (417,616)              (4,846,459)

Shares Outstanding                           7,065,070                7,742,710
Earnings Per Share                              ($0.06)                  ($0.05)


             Unaudited-Internally Prepared by Company Management

                                       ALASKA APOLLO RESOURCES, INC.

                                       CONSOLIDATED STATEMENT
                                       OF CHANGE IN FINANCIAL POSITION
                                       (United States Dollars)
                                       Unaudited

                                       For The Six Month Period Ending


                                                      30-Jun-95      30-Jun-96
                                                      ---------      ---------

OPERATING ACTIVITIES
  Net Income (Loss)                                    (417,616)      (397,521)
  Amort., Deprec, Depletion and Non Cash Items          195,538        151,534
  Gain on Sale of Assets                                      0              0
  Change in Accounts Receivable                               0       (208,943)
  Change in Prepaid Expenses                                  0          4,262
  Change in Accounts Payable and Accrued Expenses             0        116,131
  Change in Intercompany and Other Accounts
   Receivable                                                 0       (248,157)
  Change Other Current Assets                          (167,569)        16,361
                                                   ------------   ------------
Net Cash From Operating Activities                     (389,647)      (566,333)


FINANCING ACTIVITIES
  Issue of Capital Stock                                219,094              0
  Change in Notes Payable                               (14,019)        12,058
  Change in  Loan Payable                               (32,253)       333,935
                                                   ------------   ------------
Net Cash from Financing Activities                      172,822        345,993

INVESTING ACTIVITIES
 Change in  Resource Properties                         (49,346)       (39,328)
 Change in Oil and Gas Properties                       (14,279)        38,857
 Change in Capital Assets                               (81,986)        73,886
 Change in Other Assets                                       0        (25,448)
 Change in Note Receivable                                    0         17,556
 Change in Retained Earnings                                            45,311
                                                   ------------   ------------
Net Cash From Investing Activities                     (145,611)       110,834

CHANGE IN CASH                                         (362,436)      (109,506)

CASH, beginning of period                               369,447        138,980
                                                   ------------   ------------
CASH, end of period                                       7,011         29,474
                                                   ------------   ------------
                                                   ------------   ------------

             Unaudited-Internally Prepared by Company Management