Form 10-Q
period 1996-09-30
ALASKA APOLLO RESOURCES INC
filed 1996-11-14
CIK 746834

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                              ------------------

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    -----------

                       COMMISSION FILE NUMBER: 0-12185

                              ------------------



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

                              ------------------

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

    THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1996, WAS 8,504,954 .

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The information required by this Item 1 appears on pages 11 through 13 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the fourth quarter of 1993, the Registrant acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"). Since the acquisition, the Registrant has been aggressively (1) acquiring natural gas and oil properties in southeastern and western Kentucky, (2) expanding its natural gas production through joint ventures and drilling programs for its own account, and (3) diversifying its revenue and asset base to include other segments of the oil and gas industry.

The Registrant has traditionally realized revenues from two primary sources. The first is from its interests in the producing natural gas and oil wells it operates or in which it owns fractional interests. The second is derived from its activities as a "turnkey driller" and operator for various drilling programs within its geographic area. The Registrant is expanding these revenue sources to include pipeline construction and operation and the marketing and aggregation of natural gas direct to commercial accounts and utility systems. Revenues from these sources began to be realized during the third quarter of 1995. As discussed below, during the first nine months of 1996, the Registrant's revenues were derived primarily from proceeds attributable to the sale of its natural gas and oil production and its turnkey drilling and operating contracts. The decline in third quarter drilling activities resulted from 1) a delay in the completion of a drilling program started in July 1995 and normal seasonal fluctuations in these activities. For the nine month period ending September 30, 1996, the Registrant drilled three natural gas wells and completed seven wells. This is in contrast to 1995 when, during the same period, the Registrant drilled and completed nine natural gas wells. The Registrant earns an interest ranging from 7.5 percent to 25 percent net revenue interest in each well it drills as a program sponsor or turnkey driller. During the second quarter of 1995, the Registrant completed negotiations with a major joint venture partner to develop a minimum of 15 additional wells. During the period from July 1995 to September 30, 1996, the Registrant had drilled eleven and completed five of those drilled.

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

As of June 30, 1996, the Registrant had entered into and agreement for the sale of Niagara Oil, Inc., a wholly owned subsidiary of DPI. This transaction will result in a reduction of debt service and operating expenses currently being paid by the Registrant. In addition, the purchaser will contract with DPI for the development, enhancement, and operation of these wells on a cost plus basis. As of the date of this report, this transaction has not been closed.

LIQUIDITY

The Registrant plans to drill five wells during the remainder of 1996 and will attempt to earn interests ranging from 7.5 percent to 25 percent net revenue interests in each well it drills as a program sponsor or turnkey driller. In addition, the Registrant is currently negotiating with several prospective joint venture partners to develop its existing leased acreage as well as acreage it has obtained in 1996. Management believes that these negotiations could result in the drilling of three of its five targeted wells during the remainder of 1996.

During the third quarter of 1996, the Registrant realized additional revenues from the purchase and sale of lumber related to a proposed acquisition of a hardwood lumber manufacturing facility. Year to date revenues related to this activity accounted for 26.8 percent of the Registrant's total gross revenues.

In addition, production resulting from the acquisition of various natural gas and oil reserves, the treatment of wells drilled and completed in 1995 and the first three quarters of 1996, as well as projected turnkey drilling programs will, in the opinion of management, provide sufficient cash flow to meet the short term operating needs and financial commitments of the Registrant. The Registrant's revenues should be further enhanced in 1996 as additional revenue sources materialize from agreements reached during 1995 such as the operation of a natural gas pipeline gathering system and the completion of the acquisition of the hardwood lumber manufacturer.

Working capital for the period ending September 30, 1996, was a negative $119,955. Compared to the same period in 1995, working capital was a negative $341,950, reflecting an improvement of $221,995.

Compared to the same nine month period in 1995, the major change in the composition of the Registrant's current assets consisted of the increase in intercompany and other notes receivable of $500,926 from $0 to $500,926. Accounts receivable declined by $108,546 from $757,432 to $648,886. Lumber inventories increased to $42,837 from $0 during the same period. Prepaid expenses, short term investments and other current assets incurred a net decrease of $97,458 from $103,117 to $5,659. Current liabilities increased from $180,785 from $1,239,923 to $1,420,708 with the components of this change being the decrease of current bank loans of $43,242 and the increase in accounts receivable and current portion of long term debt of $53,253 and $170,774 respectively.

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

    As of the date of this report, the Registrant has sold the office/apartment building. It will retain the field office for use in its eastern Kentucky natural gas production operations. The sale of this real estate will reduce debt service by approximately $16,000 per year. The Registrant has also identified surplus vehicles and equipment, the sale of which has resulted in a reduction of debt service in the amount of $16,740 per year.

    Negotiations related to third party loans. The Registrant is negotiating with various third party lenders, including major shareholders, to secure short term loans. If successful, these loans will be available during 1996. The Registrant has entered negotiations with two energy lenders to secure financing for its drilling and development activities. These negotiations are ongoing and no commitments have been made as to the final structure or amount of this financing.

    The Registrant has also negotiated extended payment arrangements with various vendors.

In July, 1996, the Registrant authorized 683,812 additional shares and issued, pursuant to a Form S-8 registration statement, 626,998 shares of its common stock. The aggregate value of the issued shares was $265,642, and was issued to various vendors for services rendered and to employees as part of an employee stock plan. The details of this stock issue are as follows:


                STOCK ISSUED TO VENDORS FOR SERVICES RENDERED

                                                                           VALUE OF
                           # SHARES     # SHARES  # SHARES TO  PRICE PER    SHARES
VENDOR                    AUTHORIZED     ISSUED    BE ISSUED     SHARE      ISSUED
------                    ----------    --------   ---------   ---------   --------
Robert L. McIntyre          100,775     100,775          0      $0.445     $ 44,800
Norman T. Reynolds          148,245     148,245          0      $0.380       56,333
Fred Mercer & Associates     32,200      32,200          0      $0.500       16,100
CFO Services, Inc.          190,832     134,018     56,814      $0.500       67,009
BCD Softech, Inc.             7,760       7,760          0      $0.500        3,880
                            -------     -------     ------                 --------
Total-Vendors               479,812     422,998     56,814                 $188,122

                          STOCK ISSUED TO EMPLOYEES

                                                                           VALUE OF
                           # SHARES     # SHARES  # SHARES TO  PRICE PER    SHARES
EMPLOYEE GROUP            AUTHORIZED     ISSUED    BE ISSUED     SHARE      ISSUED
--------------            ----------    --------   ---------   ---------   --------

Officers and Directors
 William S. Daugherty,
  President and Chairman     50,000      50,000          0      $ 0.38    $ 19,000
 Timothy F. Guthrie,
  Chief Financial
  Officer and
  Secretary                  50,000      50,000          0      $ 0.38      19,000
Employees as a Group        104,000     104,000          0      $ 0.38      39,520
                            -------     -------     ------                --------
Total-Employees             204,000     204,000          0                 $77,520

On August 23, 1996, the Registrant accepted a subscription, pursuant to Regulation S, 500,000 shares of its common stock for $125,000 ($0.25 per share). These funds were used to meet working capital requirements.

In September, 1996, the Registrant issued 135,246 shares of restricted common stock valued at

$61,283 ($0.45 per share) as payment for a judgment lien against the prior owner of property located in Williamsburg, Kentucky.


RESULTS OF OPERATIONS

Compared to the same period of 1995, the Registrant's gross revenues declined by 24% to $1,092,047 from $1,444,800. For the period, the Registrant experienced a net loss of $549,527 in 1996 compared to a net loss of $552,500 in 1995.

The Registrant's gross revenues are derived from turnkey contract revenues of $410,248 (37.57 percent); natural gas and oil production revenues of $327,115 (29.95 percent); operating revenues of $57,476 (5.3 percent); lumber sales of $293,450 (26.9 percent) and miscellaneous revenues of $3,759 (0.34 percent).

Gross revenues for the period ending September 30 were impacted by the level of contract revenue from turnkey drilling activities which declined by $621,458 from $1,031,732 in 1995 to $410,248 in 1996. These revenues are derived from partnerships sponsored by the Registrant or others who contract with the Registrant to drill and operate wells on a contract basis. These partnerships are, to a large extend, driven by investors' desire for the tax benefits associated with oil and gas investments. Historically, the drilling activity generated from these partnerships result in significant year-end revenues and drilling activity during the first three to nine months of the following year. In 1995, the Registrant sponsored a partnership that was intended to provide these revenues but that partnership failed to reach the minimum aggregate investment necessary for it to be completed. In addition, other customers of the Registrant, that is other partnerships who would typically use the Registrant as a turnkey driller and operator, encountered similar problems in closing year-end investments which adversely impacted these revenues.

Total operating expenses were $908,532 for the first nine months of 1996 and $1,110,699 for the same period in 1995 reflecting a decrease of $202,167. Operating expenses for the quarter included non cash items such as amortization and depreciation of $167,127. Non cash items included $134,217 for the amortization of goodwill related to the Registrant's acquisition of DPI.

While the Registrant is successfully achieving its goal of asset growth, it has incurred costs and expenses above historical levels as a result of these efforts. Management has implemented cost containment measures to control cost and to reduce overhead during the first nine months of 1996.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  LIST OF DOCUMENTS FILED WITH THIS REPORT.
                                                                          PAGE
                                                                          ----
    (1)  Financial statements, Alaska Apollo Resources Inc. and subsidiary companies--
         Summary Consolidated Balance Sheet
                for the period ended September 30, 1996                    11
         Summary Consolidated Statement of Profit (Loss)
                for the period ended September 30, 1996                    12
         Consolidated Statement of Change in Financial Position
                for the period ended September 30, 1996                    13

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

    (8) Current Report on Form 8-K for the Company dated August 24, 1995, File No. 0-12185, reported he filing of a lawsuit by J. Rudolph Oliver. (Item 5. Other Events.)

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.

                                ALASKA APOLLO RESOURCES INC.


                                By  /s/ William S. Daugherty
                                    --------------------------------
                                    William S. Daugherty, President



                                By  /s/ Timothy F. Guthrie
                                    --------------------------------
                                    Timothy F. Guthrie, Chief Financial Officer

Dated: November 14, 1996

                        ALASKA APOLLO RESOURCES, INC.

                     SUMMARY CONSOLIDATED BALANCE SHEET
                          (UNITED STATES DOLLARS)

                                           UNAUDITED     UNAUDITED
                                           30-SEP-95     30-SEP-96
                                           ---------     ---------

                                   ASSETS
CURRENT ASSETS
  Cash                                       37,424       102,445
  Short Term Investments                     33,820             0
  Account Receivable                        757,432       648,886
  Inventory                                       0        42,837
  Prepaid Expenses                           53,297         5,659
  Intercompany and Other Receivable                       500,926
  Other Current                              16,000             0
                                         ----------    ----------
Subtotal Current                            897,973     1,300,753

MINING PROPERTY AND
RELATED EXPENDITURES-NET                 11,231,967    11,250,790

OIL AND GAS PROPERTIES - NET              4,156,683     4,207,582

CAPITAL ASSETS                              353,153       284,987

OTHER ASSETS
   Deferred Tax Benefit                     219,805             0
   Bonds and Deposits                        41,919        42,919
   Related Party Receivable                 163,055       107,645

NOTES RECEIVABLE                             30,926             0

GOODWILL (NET OF ACCUMULATED
AMORTIZATION OF $447,390)                 1,431,652     1,252,696

INCORPORATION COSTS                             428             0
                                         ----------    ----------
TOTAL ASSETS                             18,527,561    18,447,372
                                         ----------    ----------
                                         ----------    ----------

                               LIABILITIES
CURRENT LIABILITIES
  Bank Loan                                  50,242         7,000
  Account Payable and Accrued
   Liabilities                            1,085,681     1,138,934
  Long Term Debt                            104,000       274,774
  Loans Payable                                   0             0
                                         ----------    ----------
Subtotal Current Liabilities              1,239,923     1,420,708

LOANS PAYABLE                               890,822     1,557,053

DEFERRED INCOME TAXES                             0         8,890
                                         ----------    ----------
Subtotal Liabilities                      2,130,745     2,986,651


                            SHAREHOLDER EQUITY
CAPITAL STOCK
Issued                                   20,003,537    20,459,186
Current Period Earnings                                  (549,527)
Deficit                                  (3,606,721)   (4,448,938)
                                         ----------    ----------
Subtotal Shareholder Equity              16,396,816    15,460,721

TOTAL LIABILITIES AND SHAREHOLDER
 EQUITY                                  18,527,561    18,447,372
                                         ----------    ----------
                                         ----------    ----------
                                                  0             0


             Unaudited-Internally Prepared by Company Management

                        ALASKA APOLLO RESOURCES, INC.

                            SUMMARY CONSOLIDATED
                          STATEMENT OF PROFIT (LOSS)
                           (UNITED STATES DOLLARS)
                                  UNAUDITED

                          FOR THE NINE MONTHS ENDING


                                           UNAUDITED                   UNAUDITED
                                           30-SEP-95                   30-SEP-96
                                           ---------                   ---------
REVENUE

GROSS REVENUES                             1,444,801      100.0%       1,092,047     100.0%

Direct Costs                               1,112,932       77.0%         740,787      67.8%
                                           ---------                   ---------

GROSS PROFIT                                 331,869       23.0%         351,260      32.2%

GENERAL AND ADMINISTRATIVE COSTS
  Salaries and Wages                         219,486       15.2%         198,836      18.2%
  Consulting and Management Fees             177,774       12.3%          74,268       6.8%
  Office and General                          74,522        5.2%          47,605       4.4%
  Legal                                      107,598        7.4%         113,442      10.4%
  Travel and Entertainment                    43,882        3.0%          33,485       3.1%
  Shareholder and Investor Information        92,955        6.4%          69,333       6.3%
  Advertising and Promotion                        0        0.0%           6,760       0.6%
  Property and Payroll Taxes                  31,365        2.2%          18,210       1.7%
  Insurance                                   30,555        2.1%          35,152       3.2%
  Depreciation and Amortization              176,745       12.2%         163,127      14.9%
  Engineering                                 22,625        1.6%               0       0.0%
  Rent                                        24,352        1.7%          24,086       2.2%
  Accounting and Audit                        46,050        3.2%          82,510       7.6%
  Repairs and Maintenance                      8,719        0.6%           5,476       0.5%
  Licenses and Fees                           33,543        2.3%          36,242       3.3%
  Trust and Stock Exchange Company Fees       20,528        1.4%               0       0.0%
                                           ---------                   ---------
SUBTOTAL-G&A COSTS                         1,110,699       76.9%         908,532      83.2%

Less:  Interest and Other Expense (Income)      (201)      (0.0%)         (7,745)     (0.7%)
                                           ---------                   ---------
INCOME BEFORE TAX AND EXTRAORDINARY ITEMS   (778,629)     (53.9%)       (549,527)    (50.3%)
  Income Tax Expense (Benefit)              (166,812)     (11.5%)              0       0.0%

Extraordinary Item:  Cummulative Effect of
                     Accounting Change        59,318        4.1%               0       0.0%
                                           ---------                   ---------
NET PROFIT (LOSS) FOR CURRENT PERIOD        (552,499)     (38.2%)       (549,527)    (50.3%)
                                           ---------                   ---------
                                           ---------                   ---------

DEFICIT, beginning of period              (3,054,222)                 (4,448,938)
DEFICIT, end of period                    (3,606,721)                 (4,998,465)

Shares Outstanding                         7,065,070                   8,504,954
EARNINGS PER SHARE                            ($0.08)                     ($0.06)

              Unaudited-Internally Prepared by Company Management

                        ALASKA APOLLO RESOURCES, INC.

                            CONSOLIDATED STATEMENT
                       OF CHANGE IN FINANCIAL POSITION
                            (UNITED STATES DOLLARS)
                                  UNAUDITED

                     FOR THE NINE MONTH PERIOD ENDING

                                                           UNAUDITED    UNAUDITED
                                                           30-SEP-95    30-SEP-96
                                                           ---------    ---------
OPERATING ACTIVITIES
  Net Income (Loss)                                        (552,499)    (549,527)
  Amort., Deprec, Depletion and Non Cash Items              275,624      225,596
  Gain on Sale of Assets                                          0            0
  Change in Accounts Receivable                                   0     (138,943)
  Change in Inventories                                           0       38,053
  Change in Prepaid Expenses                                      0        5,762
  Change in Accounts Payable and Accrued Expenses                 0     (212,139)
  Change in Intercompany and Other Accounts Receivable            0     (211,022)
  Change Other Current Assets                              (142,668)           0
                                                           --------     --------
Net Cash From Operating Activities                         (419,543)    (842,220)


FINANCING ACTIVITIES
  Issue of Capital Stock                                    219,094      390,996
  Change in Notes Payable                                    19,131     (147,207)
  Change in  Loan Payable                                    54,459      699,383
                                                           --------     --------
Net Cash from Financing Activities                          292,684      943,172

INVESTING ACTIVITIES
 Change in  Resource Properties                             (73,386)     (39,328)
 Change in Oil and Gas Properties                           (44,502)    (212,143)
 Change in Capital Assets                                   (87,276)      73,886
 Change in Other Assets                                           0      (22,769)
 Change in Note Receivable                                        0       17,556
 Change in Retained Earnings                                      0       45,311
                                                           --------     --------
Net Cash From Investing Activities                         (205,164)    (137,487)

CHANGE IN CASH                                             (332,023)     (36,535)

CASH, BEGINNING OF PERIOD                                   369,447      138,980
                                                           --------     --------
CASH, END OF PERIOD                                          37,424      102,445
                                                           --------     --------
                                                           --------     --------

              Unaudited-Internally Prepared by Company Management