Form 10-K
period 1996-12-31
ALASKA APOLLO RESOURCES INC
filed 1997-05-21
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year December 31, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from ________to________

                        Commission file number: 0-12185


                          ALASKA APOLLO RESOURCES INC.
             (Exact name of Registrant as specified in its charter)


Province of British Columbia                           Not Applicable
(State or other jurisdiction                          (I.R.S. Employer
incorporation or organization)                       Identification No.)


        131 Prosperous Place
            Suite 17-A
       Lexington, Kentucky                                40509-1844
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (606) 263-3948

                               ------------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 19, 1997: $3,380,320.42. The number of shares outstanding of the Registrant's Common Stock as of the date of this report is:
9,035,287.

Documents incorporated by reference: None.


================================================================================

                              TABLE OF CONTENTS


PART I .................................................................  1
    Item 1.    Business ................................................  1
    Item 2.    Properties ..............................................  9
    Item 3.    Legal Proceedings .......................................  9
    Item 4.    Submission of Matters to a Vote of Security Holders .....  9
PART II ................................................................  9
    Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters .....................................  9
    Item 6.    Selected Financial Data ................................. 11
    Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................... 11
    Item 8.    Financial Statements and Supplementary Data ............. 14
    Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures .................... 15
PART III ............................................................... 15
    Item 10.   Directors and Executive Officers of the Registrant ...... 15
    Item 11.   Executive Compensation .................................. 16
    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management ..............................................
    Item 13.   Certain Relationships and Related Transactions .......... 20
PART IV ................................................................ 21
    Item 14.   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K ................................................ 21

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Alaska Apollo Resources Inc. (the Company or the Registrant) is a diversified natural resources company. Originally formed in 1979 to develop gold properties in Alaska, the Company, through its 1993 acquisition of Daugherty Petroleum, Inc., has acquired substantial oil and gas interests in the Appalachian and Illinois Basins. In 1996, Daugherty Petroleum, Inc. concluded its acquisition of an 80 percent interest in Red River Hardwoods, Inc., a lumber drying and dimensional hardwood manufacturing facility based in Kentucky.

         The Company's strategy is to continue to expand its base in natural resources in Kentucky and West Virginia, and to develop its gold properties in Alaska. To implement this strategy, the Company emphasizes the following elements:

         - Diversification of the Company's assets to take advantage of natural resources located in the vicinity of its operations.

         - The development of a pool of projects that will position the Company to address a diverse group of market segments with significant growth prospects.

         - Conversion of the non-income producing gold assets to income producing assets.

         -        Reserve growth through high potential developmental drilling.

         - Balance between development drilling and acquisitions of proved oil and gas properties.

         -        A dedication to research and development in the energy field.

         - Equity ownership and incentives to attract and retain employees.

         The Company has focused on its oil and gas drilling efforts through its subsidiary Daugherty Petroleum, Inc. in the Appalachian and Illinois Basins. Management has extensive experience in both basins, and the Company believes that there are significant undiscovered reserve potential and opportunities in the basins. The Company's concentration on these two basins helps keep operational expenses to a minimum.

         Although Daugherty Petroleum, Inc. intends to keep its attention on the Appalachian and Illinois Basins in the near term, it may consider acquisitions outside its geographical area of interest.

Oil and Gas Exploration and Production

         The Company is engaged through Daugherty Petroleum, Inc., which was incorporated in 1984, in the business of acquiring properties for the exploration and development of oil and gas, including lease acquisitions, participation in ventures involving other oil and gas companies and investors, and in farmins from other producers. Daugherty Petroleum, Inc. performs these services on behalf of the Company, investors in specific programs, and on a turnkey basis for other oil and gas companies. Daugherty Petroleum, Inc. has also acquired producing properties, both to operate and to resell. These acquisitions often require workover attempts and the purchase of these properties is usually based upon an assumed return on investment to the Company of three years or less. During 1996, the Company acquired mineral leases in its area of operations and expanded its reserve base through the drilling of five wells. The Company also acquired two waterflood oil properties in the western Kentucky portion of the Illinois Basin.

         Daugherty Petroleum, Inc. continues to construct a natural gas pipeline gathering system and in 1996 completed 15,000 feet in the area south of the Gausdale Field located in Knox County, Kentucky. This system has allowed Daugherty Petroleum, Inc. to extend its operations and will allow further exploration into areas previously inaccessible to pipeline gathering systems.

         Daugherty Petroleum, Inc. is also active in oil and gas exploration, development and production in the Appalachian and Illinois Basins. The western edge of the Appalachian Basin in eastern and southeastern Kentucky is the primary target for drilling and acquisitions by the Company. The Appalachian Basin, which has relatively shallow production, is the oldest and, geographically, one of the largest producing regions in the United States. In the Appalachian Basin, Daugherty Petroleum, Inc. operates gas wells in Whitley and Knox Counties, Kentucky. The wells range between 1,500 and 3,500 feet in depth with daily production ranging between 20 and 200 Mcf per day. The gas produced in the fields is of a good quality and dry. The proximity of the gas fields to the northeastern United States market has generally resulted in higher than average natural gas prices.

         The majority of Daugherty Petroleum, Inc.'s oil is produced from leases located in the western Kentucky portion of the Illinois Basin. The wells in which Daugherty Petroleum, Inc. owns interests are less than 2,500 feet deep, and each well typically produces one to five barrels daily. Daugherty Petroleum, Inc. acquired most of its oil production through acquisitions. Most fields in the Illinois Basin are eventually produced by waterflooding (secondary recovery methods), and it is the intention of the Company to waterflood some of its properties that have the characteristics to flood well. In addition to waterflooding to enhance production, the Company intends to drill on proven undeveloped leases that the Company owns.

         Daugherty Petroleum, Inc. owns a net 14.5 Bcf or its equivalent of proven natural gas reserves. The Company's natural gas reserves increased 39 percent in 1996. This increase was mostly attributable to the drilling of wells through joint ventures and partnerships. The Company purchased no gas reserves in 1996. For information relating to Daugherty Petroleum, Inc.'s proven reserves and proven undeveloped reserves, see the Consolidated Financial Statements incorporated by reference in Item 8 hereof.

         Dominion Reserves, Inc. On June 16, 1995, Daugherty Petroleum, Inc. signed a joint venture agreement with Dominion Reserves, Inc. to drill 15 wells in Knox County, Kentucky. The agreement also gave Dominion Reserves, Inc. a first option to drill additional wells in an area of mutual interest with the Company. Nine wells were drilled in 1995, two wells were drilled in 1996, and the remainder are expected to be drilled in 1997.

         Los Alamos National Laboratory and University of Houston's Oil Recovery Center Research Project. On September 5, 1995, the Company signed a Cooperative Research and Development Contract with Los Alamos National Laboratory and the Regents of the University of California. The scope of the new contract is to investigate the design of a development drilling program for gas fields. The Company is currently transmitting data on field geology and well production to the Los Alamos Laboratory for digitization. After all the information is obtained and digitized, analysis will be performed to study areas for potential development and assist the Company in selecting drilling locations for greater enhancement of natural gas reserves.

         Equitable Resources Energy Corporation Farmout Agreement. On April 12, 1996, Daugherty Petroleum, Inc. entered into a Farmout Agreement with Equitable Resources Energy Corporation to develop 5,400 acres in Knox and Bell Counties, Kentucky. The agreement gives Daugherty Petroleum, Inc. a right of first refusal on an additional block of 8,500 acres contiguous to the original farmout acreage and its existing acreage. Under the terms of the agreement, Daugherty Petroleum, Inc. was required to drill three wells prior to December 31, 1996. The wells were successfully drilled and on December 11, 1996, Daugherty Petroleum, Inc. entered into a loan agreement with Joint Energy Development Investments Limited Partnership, a Delaware limited partnership managed by Enron Capital & Trade Resources, Inc., to fund four additional wells to be drilled on the farmout acreage during the first quarter of 1997. Daugherty Petroleum, Inc. is negotiating with several companies regarding a 20 well drilling program on the acreage.

         Wentzloff Transaction. During 1996, Daugherty Petroleum, Inc. reached agreements with both Wentzloff Energy, Inc. and Michigan Southern Energy, Inc. to acquire legal title to the gas and oil leases upon which the wells owned by the various partnerships managed by Wentzloff and Michigan Southern were located. The consideration for these acquisitions was the assumption by Daugherty Petroleum, Inc. of the plugging obligation for the wells previously owned by the partnerships.

         Niagara Oil, Inc. During 1996, Daugherty Petroleum, Inc. entered into an agreement to sell its subsidiary, Niagara Oil, Inc. and to perform certain rework services on the wells and waterflood equipment. The agreement requires Daugherty Petroleum, Inc. to conclude negotiations with the United States Environmental Protection Agency relating to the terms of an Administrative Order, necessitated by violations of the prior operator, while detailing future operations of the wells. The EPA has tendered a draft Administrative Order and Daugherty Petroleum, Inc. has delivered its response. It is anticipated that, following public hearing, the Administrative Order will be issued and Daugherty Petroleum, Inc.'s sale of Niagara Oil, Inc. will be consummated during mid 1997.

         Flat Creek and Richland Waterfloods. In 1993, the Company and Daugherty Petroleum, Inc. entered into an agreement with Summit Funding, Inc. regarding the redevelopment of two waterflood projects located in Hopkins County, Kentucky. Daugherty Petroleum, Inc. has operated the properties since the date of the agreement. The waterfloods were the subject of a research project conducted jointly by Daugherty Petroleum, Inc., Los Alamos National Laboratory and University of Houston's Oil Recovery Center Research Project. The research project was discontinued in 1995 due to insufficient data to conduct a reservoir simulation study. During 1996, Daugherty Petroleum, Inc. purchased the two waterfloods from Summit Funding, which consist of 28 producing wells and six injection wells and currently produce 20 to 30 barrels of oil per day. The waterfloods contain 78,000 barrels of recoverable reserves.

         Production and Sales. During 1996, sixty-nine percent of the Company's operating revenues were derived from its oil and gas related activities. The Company's oil and gas gross revenues totaled $1,568,343 and were comprised of turnkey contract revenues of $1,027,651 (65 percent); oil and gas production revenues of $458,618 (29 percent); and operating revenues of $82,074 (five percent). Gas sales are dependent on a variety of factors beyond the control of the Company, including competition with other gas suppliers, seasonal demand for gas and access to gas markets through transportation systems owned by third parties. During the past several years there had been a worldwide surplus of oil that placed downward pressure on prices; however, during 1996, oil prices increased.

         Productive Wells and Acreage. Daugherty Petroleum, Inc. owns fractional working interests (cost bearing interests) in 104 gross (42 net) producing gas wells and in 66 gross (21.6 net) producing oil wells. The majority of Daugherty Petroleum, Inc.'s gas production is located in southeastern Kentucky, in Whitley and Knox Counties. Oil production is primarily from Henderson and Hopkins Counties located in the western Kentucky portion of the Illinois Basin.

         A gross well is a well in which the Company owns a working interest. A net well is deemed to exist when the sum of the fractional working interests owned by the Company in gross wells equals one.

         As of December 31, 1996, Daugherty Petroleum, Inc., owned natural gas and oil mineral leases covering 35,000 gross (28,875 net) acres of land. In 1996, Daugherty Petroleum, Inc. had a budget of $100,000 for drilling exploratory wells, and $250,000 for drilling developmental wells.

         A gross acre is an acre in which a working interest is owned. The number of gross acres represents the sum of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres expressed in whole numbers or fractions thereof.

         Drilling Activity. During 1996, Daugherty Petroleum, Inc., participated in the drilling of five gross (1.22 net) gas wells. All five of these wells were completed as wells capable of producing gas in commercial quantities.

         Natural Gas and Oil Reserves. The following table sets forth information as to the Company's proved and proved developed reserves of natural gas and oil and of December 31, 1996, 1995, 1994, 1993, and 1992:

                                                 GAS               LIQUIDS
         TOTAL PROVED RESERVES AS OF:           (MCF)               (BBL)
         ----------------------------         ----------           --------
December 31, 1996 ..............              14,509,433           285,252
December 31, 1995 ..............              10,353,988           201,491
December 31, 1994 ..............               7,844,657           130,912
December 31, 1993 ..............                 970,753           171,388
December 31, 1992 ..............               1,250,532               505



         As used herein, the term Mcf means thousand cubic feet, the term MMcf means million cubic feet, the term Bcf means billion cubic feet, and the term Bbl means barrel. Liquids include crude oil, condensate and natural gas liquids.

         The reserve estimates presented herein were prepared by management. The report was prepared March 8, 1997, for the period ending December 31, 1996. For additional information regarding the Company's proved reserves, see Note 5 of the Notes to the Consolidated Financial Statements incorporated by reference in
Item 8 hereof. No estimates of the Company's proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency.

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

         Marketing. The revenues generated by the Company's exploration and production operations are highly dependent upon the prices of, and demand for, natural gas, and to a lesser extent, crude oil. For the last several years, prices of natural gas and crude oil have reflected a worldwide surplus of supply over demand. From time to time the Company has curtailed its production in response to low prices. The Company saw higher prices for its natural gas beginning in 1996 and in December, signed a one year contract for up to 1.5 MMcf per day. The Company's efforts to expand its gathering system has improved its access to new markets where prices more closely reflect the Appalachian hub prices received by other operators in the Appalachian Basin.

         Market conditions for oil and gas are the result of a number of factors outside the control of the Company, including changing economic conditions, seasonal weather conditions, loss of markets to alternative fuels, increased foreign production, and governmental regulation. Historically, demand for, and prices of, natural gas are seasonal, generally peaking in the winter when heating requirements are highest.

Most of the Company's natural gas production is sold to Southern Gas Company. A gas market is available through other potential customers, including Wiser Oil Company and Delta Natural Gas. The Company sells approximately 60 percent of its crude oil production to Indiana Farm Bureau, Inc., with the balance being sold to refineries such as Marathon Oil, South Kentucky Purchasing and Bear Creek Oil. The Company believes that the loss of any purchaser of the Company's oil and gas production would not have a materially adverse affect on the Company.

         Competition. The oil and gas industry is highly competitive. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties. The Company's competitors include major integrated oil and gas companies, numerous independent oil and gas companies, individuals, and drilling an income programs. Many of the Company's competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for, and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

         Government Regulation. The Company's oil and gas operations are subject to extensive state and federal regulations which have increased the cost of doing business by requiring additional equipment or methods to eliminate or reduce pollution and have increased financial exposure as in the case of federal laws and regulations which may result in absolute liability for cleanup or removal of contamination. Consequently, governmental agencies may from time to time suspend or curtail operations considered to be detrimental to the ecology or which may jeopardize public safety. The Company does not anticipate any material adverse effect on its financial or competitive position as a result of compliance with such laws and regulations.

MINING OPERATIONS

         The Company's mining properties are located on the southeastern end of Unga Island in the Shumagin Islands group of the Aleutian Islands, approximately 579 miles southwest of Anchorage, Alaska. The mining properties cover over 381 acres, and are situated on 15 federal patented lode claims and one federal patented millsite claim (the Apollo-Sitka Claims, which consist of approximately 280 acres) and six State of Alaska mining claims (the Shumagin Claims, which consist of approximately 101 acres). A three mile road connects the two claim groups.

         The Aleutians East Borough (the AEB) made application to the State of Alaska for surface rights on the Company's Shumagin Claims under the State Municipal Entitlements Act of 1989. The stated purpose of the AEB's selection was to obtain a land base which could support economic development. The Company was notified of this selection and the state's proposed conveyance of the surface land on December 1, 1994. The Company filed comments with the State of Alaska. The Company simultaneously notified the Alaska Department of Natural Resources, Division of Mining, of its intention to file an application to convert the Shumagin Claims to a State Upland Mining Lease. The latter application was subsequently submitted.

         A Final Finding and Decision on the AEB's application, issued January 18, 1996, contained a provision making the application subject to valid existing rights, easements, and reservations, including the Shumagin Claims. The grant Decision became final after expiration of an appeal period February 7, 1996. The Company retains the right to enter the land for drilling, developing, and otherwise operating its mineral holding. No adverse impact on the Company's Shumagin Claims or other exploration, development and mining activities on Unga Island is anticipated as a result of the Shumagin Claims' surface rights being transferred to the AEB. The Company's application for conversion of its Shumagin Claims to a State Upland Mining Lease is pending.

         Beginning in 1994, and continuing through 1996, the Company aggressively pursued the development of its mining properties and expanded its activities from those of simple maintenance of the physical property to preparing for its future development. In 1996, an update of the engineering data was completed to address reserve estimates as well as to review operational considerations and issues which were addressed in a number of meetings held in Anchorage, Alaska. Also during 1996, the Company expended $61,106 in performing this work.

         Certain Factors Affecting Reserves and the Indicated Resources. The Company's Unga Island activities on the Apollo-Sitka and Shumagin Claims have brought the project to the mid-exploration stage. The reserves and indicated resources are estimates based on surface and underground sampling, drilling, and geologic inference. Complete assurance cannot be given that all of the reserves and indicated resources are recoverable. Metal price fluctuations, variations in production costs and mine/mill recoveries, environmental considerations, the results of exploration work and geologic interpretation, and other factors may require restatement of the reserves and indicated resources. Neither the reserves, indicated resources, nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations.

         Gold Price Volatility. The Company's anticipated profitability with respect to potential production mining activities, which could be initiated after completion of further exploration work, would be significantly affected by variations in the market price of gold. Gold prices can fluctuate widely and are affected by factors such as inflation, interest rates, currency exchange rates, central bank sales, forward selling by producers, supply and demand, global or regional political and economic crises and production costs in major gold producing regions such as South Africa and the republics of the former Soviet Union. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for management to predict.

         The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce in United States dollars on the London Bullion Market:

                       YEAR ENDED DECEMBER 31,
                       -----------------------

                 1996       1995        1994        1993      1992
                 ----       ----        ----        ----      ----
High             $415       $396        $396        $409      $359
Low              $368       $372        $371        $326      $330
Average          $391       $384        $384        $360      $344


         Factors in Bringing a Mineral Project into Production. The Company's decisions as to whether the mining properties contain mineable ore deposits and whether any property should be placed in production will depend on the results of phased exploration programs and feasibility studies, the recommendations of management and technical support, and the willingness and capability of the Company's co-venturers or other participants to proceed. This decision will involve consideration and evaluation of several significant factors, including, but not limited to (i) costs of bringing a property into production, including exploration, preparation of feasibility studies, development work, and the construction of exploration, development, and production mine/mill facilities;
(ii) availability and costs of financing; (iii) production costs; (iv) metal market prices; (v) compliance requirements for environmental and mine safety and health regulations; and (vi) political climate and governmental regulations. Exploration and development of the properties may be expensive and take a number of years. There is no assurance that the Company, its co-venturers, or other participants will have the necessary funds for any of these activities.

THE MINING CLAIMS

         The Apollo-Sitka Claims and Millsite. Development of the Apollo-Sitka Claims started in 1887. The Claims were in production from 1891 through 1904. During this period, 500,000 tons of ore were extracted with a recovery of approximately 145,138 equivalent ounces of gold (0.29 ounces of equivalent gold per ton). Approximately 17,000 feet of underground working were driven during the mining of and search for oxide gold ore. A 60 stamp mill, located on the property, recovered approximately 75 to 80 percent of the gold contained in the oxide ore. Low recoveries of the lead, zinc, and copper sulfides contained in the ore were made. Mining operations were shut down in 1904 after the free-milling oxide reserve was depleted and exploratory work discovered only precious metal-bearing copper-lead-zinc sulfide ores, which were uneconomical to process with mill technology available at the time. The development of the flotation mineral recovery process and improvements in that process over the years may possibly have rendered the current Apollo-Sitka reserves and indicated resources economical at current metal prices.

         The Apollo-Sitka Claims contain attractive precious/base metal exploration targets. Exploration would be conducted with a phased program involving surface and underground diamond drilling, further rehabilitation and equipping of the existing shafts, and level rehabilitation and geologic sampling and mapping. The existing mine workings, including those rehabilitated by the Company over 1980-1982, will be valuable during future underground exploration and development work on the Apollo-Sitka Claims.

         Apollo-Sitka Reserves. The following table sets forth information as to the Company's probable reserves of gold and silver as of December 31, 1996, with respect to the Apollo-Sitka Claims:

                 APOLLO-SITKA INDICATED RESOURCES AND RESERVES


    BLOCK      OUNCES PER TON        GOLD          SILVER       CLASSIFICATION
    -----      --------------        ----          ------       --------------
Apollo (1)       2,250,000          0.145 (2)       8.0        Indicated Resource

Sitka (3)
     A               7,000          0.203           2.67             Proven
     B               1,650          0.188           2.42             Proven
     C               8,150          0.131           1.73             Proven
                    ------          -----           ----
Total/Average       16,800          0.167           2.19
                    ------

     D               1,560          0.212           2.85             Probable
     E               2,390          0.096           1.45             Probable
     F               3,680          0.002           0.22             Probable
     G              14,670          0.001           1.02             Probable
                    ------          -----           ----
Total/Average       22,300          0.026           1.06
                    ======


----------

(1) Based solely on Frank R. Brown's report, APOLLO CONSOLIDATED GOLD MINING COMPANY, 1935. Mr. Brown classified the reserve as Probable. The reserve is re-classified as an INDICATED RESOURCE, which conforms to current guidelines for reporting resources and reserves.
(2) Based on the assumption that Mr. Brown used a $20.67 per ounce gold price in his 1935 report.
(3) Alaska Apollo Gold Mines, Ltd., internal report, December 1983.

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

         Ore continuity determined by the exploration work allows classification of a reserve as drill/trench-inferred and inferred ore. Drill/trench-inferred reserves are determined based upon geologic inference and drilling and/or trenching. The inferred reserve is estimated by projection from or between drill/trench-inferred ore blocks. Reserves in both classifications are mineable reserves, based on a current site specific operating cost estimate for underground cut and fill mining of the ore with shaft access.

         A break-even cutoff grade of 0.27 ounces of gold per ton was determined at a 200 ton per day cut and fill ore production rate and a $375 gold price. The break-even grade is sensitive to mining and milling costs, the gold price, and mill recovery. Fixed costs, such as royalties and gold refining charges further impact the break-even cutoff grade. A minimum mining width of four feet and a tonnage factor of 12 cubic feet per ton were employed.

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

         The Aleut Corporation controls approximately 10 percent of the Company's drill/trench-inferred gold reserves and approximately 31 percent of the Company's inferred gold reserves. This distribution is based on vertical claim line boundaries on the Shumagin patented claim pattern. The Aleut Corporation's share in current gold reserves is assumed to be in ore outside the vertical downward projection of the patented claim pattern. The ore reserve division assumes no assertion of extralateral rights by either the Company or the State of Alaska.

         The increase in reserves over 1993-1994 levels reflected in the March 30, 1995, estimate is the result of the incorporation of a deep 1990 diamond drill hold drill log and assay data and additional geologic interpretation in the reserve analysis. Classification of the reserve as drill/trench-inferred and inferred ore in the 1995 reserve estimate is consistent with current industry practice.

         The Shumagin Gold and Silver Reserves. The following table sets forth information as to the Company's reserves of gold and silver as of December 30, 1995, with respect to the Shumagin Claims.

                    SHUMAGIN RESERVES (UNCUT AND UNDILUTED)

                                             OUNCES PER TON          OUNCES
                                             --------------          ------

                             TONS           GOLD      SILVER    GOLD        SILVER
                             ----           ----      ------    ----        ------
Drill/Trench Inferred       149,283         0.891      4.24    133,005       633,081
Inferred                    131,052         0.700      3.00     91,755       392,794
                            -------         -----      ----    -------     ---------
Total/Average               280,335         0.802      3.66    224,760     1,025,875
                            =======                            =======     =========

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

         Permitting. Various permits are required from governmental bodies for exploration, development, and mining operations to be conducted. No assurance can be given that such permits will be received, or that environmental standards imposed by federal, state, or local authorities will not be changed with material adverse effects on the Company's activities. Compliance with such laws may cause delays and require additional capital. The Company may be subject to environmental damage liability which it may elect not to insure against due to prohibitive premium costs and other reasons. The Company continues to respect and make every effort to preserve the environment and terrain of Unga Island. The Company is in material compliance with all federal, state and local laws relating to current activities.

RED RIVER HARDWOODS, INC.

         On November 18, 1996, pursuant to a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, Daugherty Petroleum, Inc. acquired an 80 percent interest in Red River Hardwoods, Inc., a lumber dimension production facility located in Clay City, Kentucky. The acquisition was for $220,090. The net assets acquired totaled $2,159,831, and the net liabilities totaled $2,235,843.

         Red River Hardwoods, Inc. produces rough semi-machined and fully-machined wood component products for the construction and furniture industries. These components include interior trim and mouldings, hardwood flooring, and furniture parts. The Company purchases green lumber from local saw mills and kiln dries the lumber and in its operations.

         For segmented financial information relating to the Company's oil and gas exploration and production activities, mining operations, and wood products, see Note 16 of the Notes to the Consolidated Financial Statements incorporated by reference in Item 8 hereof.

EMPLOYEES

         At December 31, 1996, the Company employed 63 persons.

ITEM 2.  PROPERTIES.

         In addition to the properties discussed above with respect to each business segment, the Company leases office space in Lexington, Kentucky, for its executive offices pursuant to a lease which will expire in July 1997. As of the date of this Report, the Company has not yet determined whether or not it will renew the lease. The Company also owns a field office, repair shop and storage yard in Williamsburg, Kentucky. The property is near the gas fields in southeast Kentucky and is used as storage for equipment owned by Daugherty Petroleum, Inc. The Company maintains customary compensation, liability, and property insurance for all of its operations, which also includes well coverage for oil and gas exploration and production activities.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock trades on the Nasdaq SmallCap Market in the United States. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1996, the Company was authorized to issue 20,000,000 shares of the Common Stock, of which there were issued and outstanding 8,504,954 shares. No dividends were declared or paid during 1996.

                   Dec. 31,  Sept. 30, June 30,  March 31,  Dec. 31, Sept. 30,  June 30,  March 31,
Quarter Ended        1996      1996      1996      1996       1995     1995       1995     1995
-------------        ----      ----      ----      ----       ----     ----       ----     ----
Low bid price         1/8       1/4      5/16      7/16        1/4    13/32      17/32      3/4
High bid price       5/16      7/16      9/16     17/32        1/2    1-3/4        3/4       1


         As of May 19, 1997, the high and low bids with respect to the price of the Common Stock were $0.50 and $0.437, respectively. The Nasdaq SmallCap Market quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

         As of December 31, 1996, there were 2,979 holders of record of the Common Stock, of whom 2,894 were United States shareholders holding a total of 7,073,682 shares or approximately 83 percent of the issued and outstanding shares of the Common Stock.

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

         Except as provided in the Investment Canada Act, there are no limitations under the laws of Canada, the Province of British Columbia or in the charter or any of the constituent documents of the Company on the right of foreigners to hold and/or vote shares of the Common Stock.

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

         A non-resident of Canada who holds shares of the Common Stock of the Company as capital property will not be subject to tax on capital gains realized on the disposition of such shares unless such shares are taxable Canadian property within the meaning of the Canadian Income Tax Act and no relief is afforded under any applicable tax treaty. The shares of the Common Stock would be taxable Canadian property of a non-resident if at any time during the five year period immediately preceding a disposition by the non-resident of such shares not less than 25 percent of the issued shares of any class of the Company belonged to the non-resident, the person with whom the non-resident did not deal at arm's length, or to the non-resident and any person with whom the non-resident did not deal at arm's length.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with Managements Discussion and Analysis of Financial Condition and Results of Operations included in this Report.

                                                                                  YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                             1996           1995           1994           1993 (1)        1992
                                                             ----           ----           ----           --------        ----

INCOME STATEMENT DATA:
     Gross Revenues ...................................  $ 2,273,117    $ 2,052,222    $ 2,458,835    $    71,838     $       -0-
     Direct Expenses ..................................    1,437,958      1,660,043      1,156,648            -0-             -0-
     Operating income (loss) ..........................     (563,971)    (1,437,437)      (173,335)      (258,861)       (121,073)
     Income (loss) from continuing operations .........     (555,080)    (1,440,003)      (174,823)      (251,026)       (121,073)
     Per share income (loss) from continuing operations       ($0.07)        ($0.19)        ($0.02)        ($0.06)         ($0.09)

CASH FLOW DATA:
     Capital expenditures .............................      473,325        197,354      3,781,088      2,734,235           4,192

BALANCE SHEET DATA:
     Working capital ..................................     (349,172)      (692,600)       226,174        228,212          94,744
     Property and equipment, net ......................   17,644,984     15,657,153     15,678,048     12,019,231      11,087,314
     Total assets .....................................   21,008,230     18,220,555     18,701,045     14,383,366      11,259,701
     Current maturities of long-term debt .............      399,889        218,458         86,304         66,052          24,000
     Long-term debt ...................................    3,561,254        913,986        849,025        687,760         682,518
     Stockholders investment ..........................   15,470,383     15,573,940     16,730,196     13,337,171      10,499,065

(1) Financial data for 1993 reflects the acquisition of Daugherty Petroleum, Inc. by the Company.
(2) Financial data for 1996 reflects the acquisition of Red River Hardwoods, Inc. by the Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements incorporated by reference in Item 8 hereof.

RESULTS OF OPERATIONS

Fiscal 1996 - 1995

         With the acquisition of Daugherty Petroleum, Inc. in the fourth quarter of 1993, the Company began a strategy of aggressively acquiring natural gas and oil properties in southeastern and western Kentucky. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base which includes natural resources other than its prospective gold and silver mining properties and has also increased the Company's asset base. During 1996, management continued to invest in areas it deemed critical in developing an infrastructure suitable to support its future growth. These areas included ongoing expenses in management, professional and operational personnel and other expenses deemed necessary to position the Company for future acquisitions and financing. Also, on November 17, 1996, Daugherty Petroleum, Inc. acquired an 80 percent interest in Red River Hardwoods, Inc., a dimensional hardwood manufacturing company. Due to this acquisition, the assets of the Company increased by $2,699,789 and short and long term debts increased by $2,446,898.

         Historically, the Company's revenues have been realized from two primary sources. The first is from its interests in the producing natural gas and oil wells it operates and in which it owns interests. The second source of revenue for the Company has been derived from its activities as turnkey driller and operator for various drilling programs in its geographic area. In 1996, Daugherty Petroleum, Inc. reduced its dependence on activities as turnkey driller for private investors and instead concentrated on joint ventures with industry partners. In 1996, approximately 45.21 percent of the Company's revenues were derived from joint venture and partnership drilling. Natural gas and oil operations and revenues accounted for
20.18 percent of the revenues. Lumber sales and manufacturing sales related to Red River Hardwoods, Inc. accounted for 31 percent. The remaining 3.61 percent derived from miscellaneous items such as operational activities and lease sales.

         For the year ending December 31, 1996, the Company's gross revenues increased 10.76 percent to $2,273,117 from $2,052,222 for the same period in 1995. The Company's gross revenues were derived from turnkey contract revenues of $1,027,651 (45.21 percent); natural gas and oil production revenues of $458,618 (20.18 percent); operating revenues of $82,074 (3.61 percent); and lumber sales of $704,774 (31.00 percent). The increase in gross revenues was attributable primarily to an increase in lumber sales related to Red River Hardwoods, Inc. Lumber sales increased by $476,581 from $228,303 in 1995 to $704,774 in 1996. Contract revenues from turnkey drilling activities declined by $252,464 from $1,280,115 in 1995 to $1,027,651 in 1996. The Company concentrated on developing drilling prospects for its own drilling efforts in the last half of 1996, therefore, reducing prospects available for drilling partnerships.

         During 1996, total operating expenses were $1,399,130 compared to $1,829,616, for a decrease of $430,486. Total operating expenses included Red River Hardwoods, Inc.'s expenses from November 18, 1996, the date of the acquisition, to year end 1996. Consulting and management fees decreased by $114,872. Goodwill increased marginally by $3,152 to $182,108 due to the acquisition of Red River Hardwoods, Inc. Legal fees and advertising and promotion expenses decreased due to the Company's decision not to sponsor a year end drilling program.

         The Company experienced a net loss of $555,837 in 1996 compared to a net loss of $1,440,003 in 1995. The decrease in net loss was primarily a result of increased revenues as a result of lumber sales related to Red River Hardwoods, Inc., and decreased expenses.

         The Company believes there are three factors that will increase the price it receives for its natural gas production. First, the acquisition of gas reserves from the Wentzloff Energy and Michigan Southern Energy, Inc., partnerships is providing a much larger production base with which to negotiate contracts previously unavailable to the Company. Second, the natural gas gathering systems completed in 1996 and currently under construction will allow the Company to diversify its customer base and access markets where prices are higher. Third, natural gas prices in 1996 are up significantly over 1995, and the Company has signed a one year gas contract for the majority of its gas production that is substantially higher than the average gas price received by the Company in 1996. The combined effect is expected to bring a higher overall price for the Company's production. The Company intends to aggressively pursue future contracts based on its increased reserves, increased production capacity and improved distribution.

Fiscal 1995 - 1994

         For the year ending December 31, 1995, the Company's gross revenues declined 20 percent to $2,052,222 from $2,548,835 for the same period in 1994. The Company experienced a net loss of $1,440,003 in 1995 compared to $174,823 in 1994.

         The Company's gross revenues in 1995 were derived from turnkey contract revenues of $1,280,115 (62.4 percent); natural gas and oil production revenues of $484,237 (23.6 percent); operating revenues of $41,078 (2.0 percent); lease sales of $15,000 (0.7 percent); lumber sales of $228,303 (11.1 percent); and miscellaneous revenues of $3,489 (0.2 percent).

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

         During 1995, total operating expenses were $1,829,616 compared to $1,475,522 in 1994, for an increase of $354,094. Total operating expenses in 1995 included non cash items such as amortization and depreciation of $395,205 and bad debt expense of $137,632. Non cash items included $178,956 for the amortization of goodwill related to the Company's acquisition of Daugherty Petroleum, Inc. Consulting and management fees increased due to the utilization of outside contractors for services for accounting and financial management, engineering of reserve studies and landman costs incurred as result of increased leasing activities. Advertising, promotional, legal and consulting expenses increased due to the Company's year end drilling program which failed to generate any offsetting revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital for the period ending December 31, 1996, was a negative $349,172, compared to the same period in 1995, when working capital was a negative $692,600.

         During 1996, the major changes in the composition of the Company's current assets were: cash balances increased $132,110 from $138,980 to $271,090; accounts receivable balances increased $182,385 from $509,943 to $692,328; inventories increased $499,425 from $80,890 to $580,315; and other current assets such as prepaids and notes receivable decreased $250,065 from $301,325 to $51,260. The increase in inventory balances was a result of the Company's acquisition of Red River Hardwoods, Inc. during the period.

         Current liabilities grew $220,427 from $1,723,738 to $1,944,165. The major components of this growth were from the Company's increase in the current portion of long term debt by $181,431 from $218,458 to $399,889, an increase in accounts payable and accrued liabilities of $114,603 from $1,351,073 to $1,465,676 and a decrease in short term bank loans of $75,607 from $154,207 to $78,600.

         During 1996, the Company held negotiations with several potential financial institutions and investors with the intent of securing financing necessary to provide credit facilities for the Company to support existing and future capital requirements. In December, 1996, Daugherty Petroleum, Inc. signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50 percent of the drilling and completion costs of four natural gas wells. As of April 25, 1997, Daugherty Petroleum, Inc. had drawn $150,000 on the credit line. It is expected that, in addition to this credit facility, Daugherty Petroleum, Inc. will secure additional loans to develop its existing natural gas leasehold interests. The Company will see increased natural gas revenue when pipeline facilities are installed to allow gas flow from eleven wells drilled in 1996 and the first quarter of 1997 that have not been connected to the gas gathering system.

         In 1996, operating capital was improved by the issuance of 626,998 shares of Common Stock valued at $265,642 in lieu of cash payments to various consultants for services rendered. These shares reflected a total value of $265,642 and were issued, without discount, at market bid prices ranging from $
0.38 to $0.50 per share under an S-8 registration statement filed by the Company.

         The following table names the individuals to whom these shares were issued and sets forth the total number of shares issued:

              RECIPIENT                         NUMBER OF SHARES RECEIVED
              ---------                         -------------------------

         Robert L. McIntyre                             100,775
         Norman T. Reynolds                             148,245
         Fred Mercer & Associates                        32,200
         CFO Services, Inc                              134,018
         BCD Softech, Inc.                                7,760
         W. S. Daugherty, President/Chairman             50,000
         Timothy F. Guthrie, former CFO                  50,000
         Other Employees (as a group)                   104,000
                                                        -------
         Total                                          626,998
                                                        =======


         While management believes that the cash flow resulting in its operating revenues will contribute significantly to its short-term financial commitments and operating costs, its has developed a plan in 1997 to meet its financial obligations. The plan includes:

         - Acquisition of revenue producing properties. In March, 1996, Daugherty Petroleum, Inc. acquired working interests in 26 oil wells and six water injection wells which contributes a net increase in revenues of $85,768 during 1996. Daugherty Petroleum, Inc. has made offers for two natural gas properties which include producing gas wells with developmental acreage for drilling additional wells. The Company has entered into negotiations with various lenders to finance these acquisitions.

         - Sale of nonrevenue producing oil properties. The Company has entered negotiations for the sale of a group of oil wells. If successfully completed, this transaction will result in a reduction of debt service. In addition, negotiations indicate that the purchaser will contract with Daugherty Petroleum, Inc. for the development, enhancement, and operation of these wells.

         - Sale of real estate. The Company owns a maintenance shop in Williamsburg, Kentucky. Management feels that the Company can be better served by selling this facility and leasing more suitable facilities closer to the Company's gas field in Knox County, Kentucky. The sale of this facility will result in the reduction of debt by $24,000, and debt service of $5,400 per year.

         - Installation of additional natural gas gathering system. The Company plans to expand its natural gas pipeline by 45,000 feet in 1997. The extension will allow for substantially more natural gas to be transported to market from its farmout acquired form Equitable Resources Corporation.

         - Additional funding for Red River Hardwoods, Inc. The Company has negotiated additional inventory loans for Red River Hardwoods, Inc. that will allow it to increase its inventory, thereby, increasing its revenues.

         The Company plans to drill 15 wells during 1997 and will attempt to earn interests ranging from 12.5 percent to 50 percent interest in each well it drills. The Company's interest in these wells are expected to be financed by an energy lender.

         Due to losses experienced by the Company in 1996, it did not utilize any of the net operating loss carryforwards available to it for U.S. and Canadian tax purposes. As of December 31, 1996, the Company has $9,094,000 in net loss carry-forwards in the U.S. that will expire from 1997 through 2011. In addition, for Canadian federal tax purposes, these carry-forwards are $1,301,300 and expire at periods through 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item 8 appears on pages I through XXI of this Report, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below are the directors and executive officers of the Company, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.

               NAME                       AGE               POSITION                    DIRECTOR SINCE
               ----                       ---               --------                    --------------
William S. Daugherty...................    42     Chairman of the Board, President and      September 1993
                                                   Chief Operating Officer

James K. Klyman-Mowczan.............       42     Director                                  May 1992

Charles L. Cotterell...................    72     Director                                  June 1994


         A description of the business experience during the past several years for each of the directors and executive officers of the Company and certain significant employees of the Company is set forth below.

         William S. Daugherty, age 42, has been a director since September 1993. Mr. Daugherty has served as President and Chief Operating Officer of the Company since September 1993 when he acquired 1,250,000 shares of the Common Stock in exchange for all of his common stock in Daugherty Petroleum, Inc. Mr. Daugherty has served as President of Daugherty Petroleum, Inc. since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of the Company.

         James K. Klyman-Mowczan, age 42, has been a director since May 1992. For the past five years Mr. Klyman-Mowczan has been a computer software designer and programmer specializing in applied information technology.

         Charles L. Cotterell, age 72, has been a director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky. He is a Vice President of Konal Engineering Co., Ltd., is a past director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

         D. Michael Wallen joined Daugherty Petroleum, Inc. in March 1995 as Vice President of Engineering and was elected a Vice President of the Company in March 1997. Mr. Wallen received a Bachelor of Science in Physics in 1975 from Morehead State University. From 1975 to 1982, Mr. Wallen worked for Kentucky West Virginia Gas Company, a subsidiary of Equitable Resources, as a well drilling and completion specialist. From 1982 to 1984, Mr. Wallen worked as a production engineer for Sabine Corporation. From 1984 to 1986, he worked as a production engineer for Scott Talbott, Jr., an independent operator in Kentucky. From 1986 to 1988, he was Eastern Kentucky Production Superintendent for Southeastern Gas Company. In December 1988, Mr. Wallen was appointed by the then Governor of Kentucky, Wallace Wilkinson, as Director of the Kentucky Division of Oil and Gas. Mr. Wallen also currently serves as the Kentucky Governor's official representative to the Interstate Oil and Gas Compact Commission.

         Effective December 6, 1996, Timothy F. Guthrie resigned as Chief Financial Officer and Secretary of the Company in order to pursue other business interests.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange of 1934 (the Exchange Act) requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") and The Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Directors, officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         William S. Daugherty and James K. Klyman-Mowczan failed to file a Form 4 on a timely basis after the receipt of options granted by the Company in January 1994. Additionally, Messrs. Daugherty and Klyman-Mowczan, failed to file on a timely basis a Form 5 for fiscal 1996.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 1996, 1995 and 1994 for services in all capacities rendered to the Company by William
S. Daugherty, the Chief Executive Officer of the Company. There was no other person serving as an executive officer of the Company at December 31, 1996, whose total annual salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                                                        -------------------      ----------------------
         NAME AND PRINCIPAL POSITION         YEAR      SALARY ($)    BONUS ($)        OPTIONS #
         ---------------------------         ----      ----------    ---------        ---------
     William S. Daugherty,                   1996       86,538         -0-             200,000
       Chairman and President                1995      100,000       19,000 (1)        400,000
                                             1994      100,000         -0-             200,000

---------------

(1) The bonus was in the form of 50,000 shares of the Common Stock valued at $0.38 per share. The shares represent bonuses approved by the Board of Directors in February and December 1995 for the years 1994 and 1995. The shares were issued July 18, 1996.

         While the officers of the Company receive benefits in the form of certain perquisites, none of the individuals identified in the foregoing table has received perquisites which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

OPTION GRANTS IN 1996

         The following table provides details regarding the stock options indicated in the Summary Compensation Table as having been granted to the named executive officers in 1996. In addition, in accordance with the rules of the Commission, there are shown hypothetical gains or option spreads that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of five percent and 10 percent from the date the options were granted over the full five-year term of the options. No gain to the optionees is possible without an increase in the stock price which will benefit all shareholders proportionately.

                         INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                           ANNUAL RATES OF STOCK PRICE
                                                                        APPRECIATION FOR OPTION TERMS (1)
-----------------------------------------------------------------   ---------------------------------------
                         NUMBER OF       PERCENT OF
                           SHARES          TOTAL         EXERCISE
                         UNDERLYING       OPTIONS        OR BASE
                          OPTIONS        GRANTED TO       PRICE
                          GRANTED        EMPLOYEES       ($ PER         EXPIRATION          5%         10%
     NAME                   (#)           IN 1996         SHARE)           DATE            ($)         ($)
     ----               ------------   -------------    -----------     ----------       --------   --------
W. S. Daugherty (2)       200,000          47.06%         $1.00         6-28-2004          -0-         -0-

------------

(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises or stock holdings are dependent on the future performance of the shares of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.


(2) On June 28, 1996, the Board of Directors of the Company authorized the granting of incentive stock options covering 200,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 50,000 share increments on June 28, 1996, 1997, 1998, and 1999. All options authorized in favor of Mr. Daugherty in 1996 are exercisable at $1.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. As of March 31, 1997, these options have not been issued; however, the Company is obligated to issue them to Mr. Daugherty.

         The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by the named executive officers as of December 31, 1996.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-THE-MONEY
                            OPTIONS AT FISCAL YEAR-END (#)       OPTIONS AT FISCAL YEAR-END ($)
                            ------------------------------       ------------------------------

         NAME                 EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE (1)
         ----                 -------------------------          -----------------------------
William S. Daugherty               400,000/400,000                           -0-


-------------

(1) The market price for the shares of the Common Stock at December 31, 1996 was below the option price for each share of the Common Stock.

         Mr. Daugherty received options to purchase 200,000 shares of the Common Stock in 1994 exercisable at $1.90 per share in increments of 50,000 shares each on December 10, 1994, 1995, 1996, and 1997. These options expire December 10, 1998. In February 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 200,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 50,000 share increments on February 27, 1995, 1996, 1997 and 1998. Additionally, on December 27, 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 200,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 50,000 share increments on December 27, 1995, 1996, 1997 and 1998. All options authorized in favor of Mr. Daugherty in 1995 are exercisable at $1.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. As detailed above, on June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Daugherty covering 200,000 shares of the Common Stock. On March 7, 1997, pursuant to an Incentive Stock Option Agreement between the

Company and Mr. Daugherty, the Administrative Committee of the Alaska Apollo Resources Inc. 1997 Stock Option Plan granted Mr. Daugherty options to purchase 2,000,000 shares of the Common Stock exercisable at $0.309375 per share. Options for 355,555 shares vested on March 7, 1997, with 355,555 shares vesting on January 1, 1998, 1999, 2000, and 2001, and the remaining 222,225 shares vesting on January 1, 2002. These options are contingent upon Mr. Daugherty's employment with the Company on the vesting dates. They expire on March 7, 2002.

COMPENSATION OF DIRECTORS

         The Company does not compensate any of its directors for their services to the Company as directors. However, the Company does reimburse its directors for expenses incurred in attending board meetings. Further, the Company has granted options to acquire shares of the Common Stock to the following current directors of the Company, other than Mr. Daugherty.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                      NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY
                                  OPTIONS AT FISCAL YEAR-END (#)      OPTIONS AT FISCAL YEAR-END ($)
                                 ------------------------------       ------------------------------

         NAME                      EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE (1)
         ----                      -------------------------          -----------------------------

James K. Klyman-Mowczan                  30,000/0                                 -0-
Charles L. Cotterell                     30,000/0                                 -0-

----------------

(1) The market price for the shares of the Common Stock at December 31, 1996 was below the option price for each share of the Common Stock.

         In 1993, Mr. Klyman-Mowczan was granted options to purchase 10,000 shares of the Common Stock exercisable at $1.90 per share and expiring December 10, 1998. On June 15, 1994, the Board of Directors approved the reduction of the exercise price of these options to $1.00. On June 15, 1994, Mr. Cotterell was granted an option to purchase 10,000 shares of the Common Stock in 1994 exercisable at $1.00 per share expiring December 10, 1998. On February 27, 1995, the Board of Directors approved the grant of options to Messrs. Klyman-Mowczan and Cotterell to purchase 10,000 shares of the Common Stock each exercisable at $1.00 per share and expiring February 27, 2000. On June 28, 1996, the Board of Directors approved the grant of options to Messrs. Klyman-Mowczan and Cotterell to purchase 10,000 shares of the Common Stock each exercisable at $1.00 per share and expiring June 28, 2001.


                    SHAREHOLDER RETURN PERFORMANCE GRAPHS

         The following graph compares the total shareholder returns of the Company since December 31, 1992, to two indices: The Nasdaq Stock Market Total Return Index (the "Nasdaq Index") prepared for Nasdaq by the Center of Research in Security Prices, and a peer group (the "Peer Group") of publicly traded companies with substantial similarities to the Company. The Peer Group consists of three companies traded on The Nasdaq SmallCap Market and one company traded on the American Stock Exchange. The Peer Group is composed of Parallel
Petroleum Co., XCL Ltd., Texoil, Inc., and Credo Petroleum Corporation which are oil and gas exploration companies with operations and other similarities to the Company's major business operation. While the total return for the Company, the Peer Group, and the Nasdaq Index assumes the reinvestment of dividends, none of the Peer Group companies or the Company have ever declared dividends on their Common Stock. The Nasdaq Index comprises all domestic and foreign common shares traded on The Nasdaq National Market and The Nasdaq SmallCap Market for all Standard Industrial Classification codes. The following graph is presented pursuant to the Commission's rules.

            Comparison of Total Return Since December 31, 1992(1)

                                  [Graphic]

------------
(1) This graph assumes that the value of the investment in the Common Stock of the Company, the Peer Group, and the Nasdaq Index was $100 on December 31, 1992, and that all dividends were reinvested. One member of the Peer Group, Texoil, Inc., did not trade publicly until 1994, and therefore, is not included in the Peer Group averages until December 31, 1994. It should be noted that the Peer Group was changed for the analysis for the year end December 31, 1996, due to the fact that one member of the previous Peer Group, Haldor Petroleum Co., is no longer publicly traded and a second member of the previous Peer Group, Amerae Energy Corp, was determined by the Company to no longer be an appropriate selection due to significant advances in it market capitalization, revenue and other factors.

         The following chart shows the value of a $100 investment in the Common Stock of the Company, the Peer Group, and the Nasdaq Index as of a relevant dates, assuming an initial investment of $100 in each on December 31, 1992.


                        12-31-92  12-31-93   12-31-94    12-31-95    12-31-96
Peer Group Average        100      150.45     167.89      116.29      177.53
The Nasdaq Index          100      115.74     112.26      157.66      193.05
Alaska Apollo Resources   100      122.72      63.63       34.09        9.09

         The forgoing graph and chart are not incorporated in any prior or future filings of the Company under the Securities Act of 1933 or the Exchange Act. Unless the Company specifically incorporates the graph and chart by reference, the graph and chart shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table indicates the number of shares of the Common Stock owned beneficially as of March 31, 1997 by (i) each person known to the Company to beneficially own more than five percent of the outstanding shares of the Common Stock, (ii) each director, (iii) the officers of the Company, and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares of the Common Stock which are deemed beneficially owned by such person or entity.


                                                                            SHARES OWNED          PERCENT
TITLE OF CLASS                     BENEFICIAL OWNER                         BENEFICIALLY          OF CLASS
--------------                     ----------------                         ------------          --------

Common Stock..............    William S. Daugherty                          2,174,555 (1)          21.79
                               131 Prosperous Place, Suite 17-A
                               Lexington, Kentucky 40509
                              Trio Growth Trust                             1,500,000 (2)          14.28
                               18 York Valley Crescent
                               Willowdale, Ontario M2P 1A7
                              GraceChurch Securities Ltd.                   1,103,000              12.25
                               21 Abbotsbury House, Abbotsbury Road
                               London W14 8EN, England
                              Alaska Investments Limited                    1,013,334              11.25
                               Ospery House, 5 Old Street
                               St. Helier, Jersey, Channel Islands, U.K.
                              Exergon Capital S.A.                          1,000,000 (3)          10.52
                               Dufourstrasse 101
                               Zurich 8008, Switzerland
                              Jayhead Investments Limited                     500,000 (4)           5.26
                               18 York Valley Crescent
                               Willowdale, Ontario M2P 1A7
                              Charles L. Cotterell                             74,200 (5)          *
                              James K. Klyman-Mowczan                          30,000 (6)          *
                              Directors and executive officers as a group
                               (4 persons)                                  2,508,255 (7)          24.74


------------

*    Represents ownership of less than one percent.
(1) Includes warrants to purchase 119,000 shares of the Common Stock and options to acquire 805,555 shares of the Common Stock which are currently exercisable, and options to acquire 50,000 shares of the Common Stock which will become exercisable on June 28, 1997.
(2) Consists of warrants to purchase 1,500,000 shares of the Common Stock which are currently exercisable.
(3) Includes warrants to purchase 500,000 shares of the Common Stock which are currently exercisable.
(4) Consists of warrants to purchase 500,000 shares of the Common Stock which are currently exercisable.
(5) Includes options to purchase 30,000 shares of the Common Stock which are currently exercisable.
(6) Consists of options to purchase 30,000 shares of the Common Stock which are currently exercisable.
(7) Includes options to purchase 840,555 shares of the Common Stock which are currently exercisable, options to purchase 75,000 shares of the Common Stock which are exercisable within 60 days, and warrants to purchase 119,000 shares of the Common Stock which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

         As of March 31, 1997, the aggregate indebtedness to the Company and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company of all present and former directors, officers and employees of the Company was $39,161.27.

                                                        LARGEST AMOUNT
    NAME AND                  INVOLVEMENT OF          OUTSTANDING DURING            AMOUNT OUTSTANDING
PRINCIPAL POSITION         ISSUER OR SUBSIDIARY    LAST COMPLETED FISCAL YEAR      AS OF MARCH 31, 1997
------------------         --------------------    --------------------------      --------------------
William S. Daugherty (1)         Lender                  $51.710.22                    $14,791.90
President and Chief
Operating Officer

Timothy F. Guthrie (2)(3)        Lender                  $34,738.22                    $24,369.37
Former Secretary and Chief
Financial Officer


---------------

(1) Part of the indebtedness of Mr. Daugherty to the Company is evidenced by a promissory note dated September 23, 1993 in the principal amount of $50,000. The debt was incurred to assist Mr. Daugherty in the payment of his legal expenses resulting from the acquisition by the Company of Daugherty Petroleum, Inc. By the terms of the note, the unpaid principal bears interest at the rate of six percent per annum and is repayable in monthly instalments of not less than $1,000 per month. Repayment commenced in November 1993. As of December 31, 1996, the unpaid principal balance due on the note was $17,791.90. Any unpaid balance is payable in full on December 31, 1997. The note is unsecured. As of March 31, 1997, the unpaid principal balance of the note was $14,791.90. As of December 31, 1996, and March 31, 1997, Renfro Valley Broadcasting, Inc., a company wholly-owned by Mr. Daugherty was indebted to Daugherty Petroleum, Inc. in the amount of $17,556.
(2) During 1996, the Company advanced CFO Services, Inc., a company owned by Mr. Guthrie, $11,405.22, which amount, as of March 31, 1997, remains due and payable.
(3) As of December 31, 1996, Mr. Guthrie was indebted to the Company in the amount of $12,964.15. Said indebtedness represents the remaining balance on a promissory note payable to the order of the Company dated December 21, 1994, and due May 10, 1998. Said note bears interest at the rate of 10 percent per annum. Payments are to be made from 100 percent of the proceeds of the sale of natural gas from two wells the Company drilled prior to December 31, 1994, for a joint venture in which Mr. Guthrie was a participant. The note is secured by a pledge of a nine percent working interest in the two well joint venture program.

LEASE OBLIGATION OF THE COMPANY

         The Company is the tenant in a building owned by a partnership in which William S. Daugherty, a director and the Chief Executive Officer of the Company and Timothy F. Guthrie, a former officer of the Company, each own a 50 percent interest. The rent is $2,600 per month, and the lease expires in July 1997. The Company has not made any decision as to whether or not it intends to seek renewal of the lease.

CFO SERVICES, INC.

         Since 1990, Timothy F. Guthrie, the former Chief Financial Officer and Secretary of the Company, has served as director, Secretary and President of CFO Services, Inc. (CFO), a consulting firm that provides temporary and interim Chief Financial Officer and Controller services to companies and due diligence and investment monitoring services for various investor groups. CFO was retained by the Company to provide various accounting and financial management services. As CFO's representative, Mr. Guthrie performed the agreed upon duties. CFO also performed similar services for other companies. Mr. Guthrie became Secretary and Chief Financial Officer of the Company in 1995. The agreement between the Company and CFO was on a month to month basis and provided for the Company to pay a minimum of $5,967 for services rendered by CFO. The Company also reimbursed CFO for all out of pocket expenses it incurred rendering services to the Company. On December 6, 1996, Mr. Guthrie resigned as Chief Financial Officer and Secretary and the agreement with CFO was terminated as of that date. During 1996, CFO invoiced the Company and its subsidiaries the sum of $52,720.93. As of December 31, 1996, and March 31, 1997, the Company and its subsidiaries were indebted to CFO in the amount of $24,586.42 and $9,586.42 respectively. During 1996, CFO was paid a total of $ 67,009.00. The payment was in the form of 134,018 shares of the Common Stock at the price of $0.50 per share, of which $42,007.42 was for services rendered and invoiced during 1995. As of December 31, 1996, CFO and Mr. Guthrie held 199,223 and 65,881 shares, respectively, of the Common Stock.

GUTHRIE YORK & COMPANY, INC.

         On February 1, 1995, the Company entered into an agreement with Guthrie York & Company, Inc. (GYC), whereby GYC provided marketing, public relations and investor relations services to the Company. Timothy F. Guthrie, the former Secretary and Chief Financial Officer of the Company, is a principal in GYC. As of December 31, 1996, GYC held 5,000 shares of the Common Stock.

INDEBTEDNESS OF THE COMPANY TO A SHAREHOLDER

         The Company was indebted to Alaska Investments Limited in the amount of $75,000 for expenditures made on behalf of the Company for public relations services. Alaska Investments Limited assigned the obligation to Jayhead Investments Limited on January 6, 1997. The obligation was fully paid by the Company in consideration for the issuance to Jayhead Investments Limited of immediately exercisable warrants to purchase 500,000 shares of the Common Stock, such warrants having an exercise price of $0.125 per share, pursuant to a Warrant Agreement dated March 7, 1997 between the Company and Jayhead Investments Limited. Alaska Investments Limited is the beneficial owner of 11.25 percent of the Common Stock of the Company, and Jayhead Investments Limited is the beneficial owner of 5.26 percent of the Common Stock of the Company.

         Niagara Oil, Inc., a subsidiary of Daugherty Petroleum, Inc., is indebted to Jayhead Investments Limited., an affiliate of Alaska Investments Limited. The remaining balance of the indebtedness is $64,779.00 and bears interest at a rate of 10 percent beginning April 1, 1995. Payment terms are based on quarterly payments of interest only with the total principal and interest, if any, due in full June 1, 1997. This indebtedness is secured by the assets of Niagara Oil, Inc., as well as the corporate guarantee of Daugherty Petroleum, Inc.

FINANCING COMMITMENTS

         On January 6, 1997, Trio Growth Trust agreed to act as the underwriter in a private placement of up to $1,000,000 for the Company's wholly-owned subsidiary, Red River Hardwoods, Inc. In consideration for such underwriting, the Company agreed to issue to Trio Growth Trust immediately exercisable warrants for the purchase of 1,500,000 shares of the Common Stock, such warrants having an exercise price of $0.125 per share pursuant to a Warrant Agreement dated March 7, 1997 between the Company and Trio Growth Trust. As a result of the underwriting agreement, Trio Growth Trust acquired a beneficial ownership of
14.28 percent of the Common Stock of the Company. In addition to the underwriting commitment of Trio Growth Trust, Exergon Capital S.A. agreed to participate in the underwriting of Red River Hardwoods, Inc., and in consideration thereof received immediately exercisable warrants for the purchase of 500,000 shares of the Common Stock, such warrants having an exercise price of $0.125 per share, pursuant to a Warrant Agreement dated March 7, 1997 between the Company and Exergon Capital S.A. As a result of said Warrant Agreement, Exergon Capital S.A. is the beneficial owner of 10.52 percent of the Common Stock of the Company.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.                                  Page
                  ----------------------------------------                                   ----

         (1)      Financial statements, Alaska Apollo Resources Inc. and subsidiary companies
                     Report of Kraft, Rothman, Berger, Grill, Schwartz & Cohen,
                       independent chartered accountants, dated April 25, 1997 ............... I
                     Balance sheet-December 31, 1996.......................................... II
                     Statement of Deficit for the year ended December 31, 1996 ............... IV
                     Statement of Loss for the year ended December 31, 1996................... V
                     Statement of Cash Flow for the year ended December 31, 1996.............. VI
                     Notes to Financial Statements............................................ VII

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2)      Exhibits--
                  The exhibits indicated by an asterisk (*) are incorporated by reference.

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------

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

         3(c)* Certificate of Change of Name for Alaska Apollo Gold Mines Ltd., a British Columbia corporation, dated October 14, 1992, changing the name of Alaska Apollo Gold Mines Ltd. to Alaska Apollo Resources Inc., and further changing the authorized capital of the Company from 20,000,000 shares of common stock, without par value per share, to 6,000,000 shares of common stock, without par value per share, filed as Exhibit 3(c) to Form 10-K/A, amendment No. 1, for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

         3(d)* Altered Memorandum of Alaska Apollo Resources Inc., a British Columbia corporation, dated September 9, 1994, changing the authorized capital of the Company from 6,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share, filed as
                  Exhibit 3(d) to Form 10-K/A, Amendment No. 1, for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

         4*       See Exhibit No. 3(a).

         10(a)    Alaska Apollo Resources Inc. 1997 Stock Option Plan

         10(b) Incentive Stock Option Agreement by and between Alaska Apollo Resources Inc. and William S. Daugherty dated March 7, 1997.

         10(c) Warrant Agreement by and between Alaska Apollo Resources Inc. and Jayhead Investments Limited dated March 7, 1997.

         10(d) Warrant Agreement by and between Alaska Apollo Resources Inc. and Trio Growth Trust dated March 7, 1997.

         10(e) Warrant Agreement by and between Alaska Apollo Resources Inc. and Exergon Capital S.A. dated March 7, 1997.

         21       Subsidiaries of the Company:

                       -   Niagara Oil, Inc., a Kentucky corporation.
                       -   Daugherty Petroleum, Inc., a Kentucky corporation.
                       -   Red River Hardwoods, Inc., a Kentucky corporation.

         23(a)*   Consent of Richard M. Russell & Associates, Inc. described in
                  Exhibit 23(a) to Form 10-K for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

         23(b)    Consent of Kraft, Rothman, Berger, Grill, Schwartz & Cohen.

         23(c)*   Consent of Edward O. Strandberg, Jr., P.E.

         24       Powers of Attorney.

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K.
                  -------------------

                  None

         (c)      Financial Statement Schedules.
                  -----------------------------

                  No schedules are required as all information required has been presented in the audited financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALASKA APOLLO RESOURCES INC.



                                   By       /s/ William S. Daugherty
                                     ------------------------------------------
                                     William S. Daugherty, Chairman of the Board

May 21, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                              TITLE                       DATE
         ---------                              -----                       ----

/s/ William S. Daugherty           Chairman of the Board, President,    May 21, 1997
-------------------------            Director of the Registrant
WILLIAM S. DAUGHERTY

/s/ James K. Klyman-Mowczan*         Director of the Registrant         May 21, 1997
-------------------------
JAMES K. KLYMAN-MOWCZAN

/s/ Charles L. Cotterell*            Director of the Registrant         May 21, 1997
-------------------------
CHARLES L. COTTERELL

*By William S. Daugherty
-------------------------
     William S. Daugherty,
     Attorney-in-Fact

                          ALASKA APOLLO RESOURCES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1996

                          ALASKA APOLLO RESOURCES INC.

                                DECEMBER 31, 1996

                                    CONTENTS

                                                                      PAGE
AUDITORS' REPORT                                                        I

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                II-III

      Statement of Deficit                                             IV

      Statement of Loss                                                 V

      Statement of Cash Flow                                           VI

      Notes to Financial Statements                                VII-XX

                                                                          PAGE I

                                AUDITORS' REPORT

To The Shareholders Of
ALASKA APOLLO RESOURCES INC.

We have audited the consolidated balance sheets of ALASKA APOLLO RESOURCES INC. as at December 31, 1996 and 1995 and the consolidated statements of deficit, loss and cash flow for the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1996 and 1995 and the results of its operations and cash flow for the three years ended December 31, 1996 in accordance with generally accepted accounting principles in Canada.

                 /s/ Kraft, Rothman, Berger, Grill, Schwartz & Cohen KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
April 25, 1997

                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                   CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as those described in
Note 1(c) to the consolidated financial statements relating to the company's ability to recover mineral property costs incurred in connection with resource property exploration activities. Our report to the shareholders dated April 25, 1997, is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when the uncertainties are adequately disclosed in the financial statements.

                 /s/ Kraft, Rothman, Berger, Grill, Schwartz & Cohen KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
April 25, 1997

                                                                         PAGE II

                          ALASKA APOLLO RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1996

                                     ASSETS

                                                                          1996          1995
                                                                       -----------   -----------
CURRENT
    Cash                                                               $   271,090   $   138,980
    Accounts receivable                                                    692,328       509,943
    Inventories (Note 3)                                                   580,315        80,890
    Prepaid expense                                                          4,248        11,421
    Other receivable                                                        33,597        75,904
    Notes receivable (Note 7)                                               13,415       214,000
                                                                       -----------   -----------
                                                                         1,594,993     1,031,138

BONDS AND DEPOSITS                                                          57,643        43,419

MINING PROPERTY AND RELATED EXPENDITURES (Note 4)                       11,231,247    11,211,462

OIL AND GAS PROPERTIES - net (Note 5)                                    4,270,907     4,057,908

CAPITAL (Note 6)                                                         2,143,850       387,783

NOTES RECEIVABLE (Note 7)                                                    4,377        84,376

LOANS TO RELATED PARTIES (Note 8)                                           40,512        17,556

INVESTMENTS (Note 9)                                                       144,791          --

OTHER ASSET                                                                 19,003          --

GOODWILL (net of accumulated amortization $584,759; 1995 - $402,651)     1,500,907     1,386,913
                                                                       -----------   -----------



                                                                       $21,008,230   $18,220,555
                                                                       ===========   ===========



See accompanying notes to financial statements.

APPROVED ON BEHALF OF THE BOARD:


   /s/ William S. Daugherty                /s/ Charles L. Cotterell
  ----------------------------             ---------------------------
              Director                              Director

                                                                        PAGE III

                          ALASKA APOLLO RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1996

                            LIABILITIES

                                                   1996            1995
                     --                        ------------    ------------
CURRENT
    Bank loans (Note 10)                       $     57,000    $    154,207
    Accounts payable                                884,038         805,618
    Accrued liabilities                             581,638         545,455
    Long-term debt (Note 11)                        399,889         218,458
    Loan payable (Note 12)                           21,600            --
                                               ------------    ------------
                                                  1,944,165       1,723,738

LOAN PAYABLE (Note 12)                               31,671            --

LONG-TERM DEBT (Note 11)                          3,561,254         913,986

DEFERRED INCOME TAXES                                  --             8,891

NON-CONTROLLING INTEREST                                757            --
                                               ------------    ------------
                                                  5,537,847       2,646,615
                                               ------------    ------------
                         SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 13)

  AUTHORIZED
    20,000,000 Common shares

  ISSUED
    8,504,954 Common shares (1995-7,742,710)     20,395,470      20,068,190
  SUBSCRIBED AND TO BE ISSUED
   500,000 Common shares                            125,000            --

DEFICIT                                          (5,050,087)     (4,494,250)
                                               ------------    ------------
                                                 15,470,383      15,573,940
                                               ------------    ------------

                                               $ 21,008,230    $ 18,220,555
                                               ============    ============



See accompanying notes to financial statements.

                                                                         PAGE IV

                          ALASKA APOLLO RESOURCES INC.

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                1996           1995           1994
                                            -----------    -----------    -----------
DEFICIT, beginning of year                  $(4,494,250)   $(3,054,247)   $(2,858,220)
  Adjustment of prior years' income taxes          --             --          (21,204)
                                            -----------    -----------    -----------
                                             (4,494,250)    (3,054,247)    (2,879,424)
  Net loss for the year                        (555,837)    (1,440,003)      (174,823)
                                            -----------    -----------    -----------
DEFICIT, end of year                        $(5,050,087)   $(4,494,250)   $(3,054,247)
                                            ===========    ===========    ===========













See accompanying notes to financial statements.

                                                                          PAGE V

                          ALASKA APOLLO RESOURCES INC.

                         CONSOLIDATED STATEMENT OF LOSS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                      1996           1995           1994
                                                  -----------    -----------    -----------
GROSS REVENUE                                     $ 2,273,117    $ 2,052,222    $ 2,458,835
DIRECT EXPENSES                                     1,437,958      1,660,043      1,156,648
                                                  -----------    -----------    -----------
                                                      835,159        392,179      1,302,187
                                                  -----------    -----------    -----------
GENERAL AND ADMINISTRATIVE COSTS
    Salaries                                          267,527        288,701        188,855
    Interest on long-term debt                        182,972         51,814         28,534
    Amortization - goodwill                           182,108        178,956        178,956
                 - capital assets                      57,549         53,982         28,643
                 - oil and gas equipment               12,309          8,660          8,415
    Depletion - oil and gas properties                132,425        155,607         85,208
    Legal fees                                        129,215        188,411        176,924
    Audit and accounting                              118,087        128,737        124,044
    Office and general                                104,504        141,608        104,078
    Bad debts                                          91,276        137,632         33,759
    Shareholders' information                          88,333        117,930         26,556
    Consulting and management fees                     81,691        196,563        237,917
    Advertising and promotion                          51,622         98,354        165,978
    Insurance                                          46,195         41,716         25,560
    Rent                                               33,012         33,716           --
    Property and payroll taxes                         21,002         37,230         46,951
    Trust and stock exchange company fees               8,997         22,632          8,162
    Engineering                                         2,523         18,241         23,590
    Repairs and maintenance                             5,648         11,344         19,166
                                                  -----------    -----------    -----------
                                                    1,616,995      1,911,834      1,511,296
                                                  -----------    -----------    -----------

      Less:  Gain on sale of subsidiary               117,896           --             --
             Interest and other income                 47,951          4,089         15,062
             Gain on sale of capital assets            16,449           --             --
             Miscellaneous                             35,569         78,129         28,212
             Litigation settlement                       --             --           (7,500)
                                                  -----------    -----------    -----------
                                                      217,865         82,218         35,774
                                                  -----------    -----------    -----------
                                                    1,399,130      1,829,616      1,475,522
                                                  -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                             (563,971)    (1,437,437)      (173,335)
                                                  -----------    -----------    -----------
  Current income taxes                                   --             --          111,310
  Utilization of non-capital loss carry-forward          --             --         (111,310)
  Deferred income taxes (recovered)                    (8,891)         2,566          1,488
                                                  -----------    -----------    -----------
                                                       (8,891)         2,566          1,488
                                                  -----------    -----------    -----------
LOSS BEFORE THE UNDERNOTED                           (555,080)    (1,440,003)      (174,823)

  Non-controlling interest                               (757)          --             --
                                                  -----------    -----------    -----------
NET LOSS FOR THE YEAR                             $  (555,837)   $(1,440,003)   $  (174,823)
                                                  ===========    ===========    ===========
NET LOSS PER SHARE (Note 14)                      $     (0.07)   $     (0.19)   $     (0.03)
                                                  ===========    ===========    ===========


See accompanying notes to financial statements.

                                                                         PAGE VI

                          ALASKA APOLLO RESOURCES INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                        1996           1995          1994
                                                      ---------    -----------    -----------
OPERATING ACTIVITIES
    Net loss for the year                             $(555,837)   $(1,440,003)   $  (174,823)
    Amortization and depletion                          384,391        397,205        301,197
    Deferred income taxes (recovered)                    (8,891)         2,566          1,488
    Gain on sale of assets                             (134,345)          --             --
    Non-controlling interest                                757           --             --
    Decrease in incorporation cost                         --             --            1,525
    Increase in unearned income                            --             --          (40,500)
    (Increase) decrease in prepaid expenses               7,173           (259)        38,645
    (Increase) decrease in accounts receivable           84,613        281,489       (679,295)
    Increase in inventories                             (37,790)       (80,890)          --
    Prior period adjustment                                --             --          (21,204)
    (Increase) decrease in other receivable              42,307        (75,904)          --
    (Increase) decrease in bonds and deposits               500         (1,500)       (41,919)
    Increase in accounts payable                       (160,450)       379,550        403,976
    Increase (decrease) in accrued liabilities          (33,971)       (42,636)       384,148
                                                      ---------    -----------    -----------
                                                       (411,543)      (580,382)       173,238
                                                      ---------    -----------    -----------
FINANCING ACTIVITIES
    Issue of capital stock                              327,280        283,747      3,589,052
    Increase of long-term debt                          351,006        197,079        186,553
    (Increase) decease in notes receivable              280,584        (72,744)      (177,632)
    Proceeds from capital stock subscribed              125,000           --             --
    Increase (decrease) in loan payable                  53,271         (5,000)       (10,000)
    (Increase) decrease in loans to related parties     (22,956)           (20)       (17,536)
                                                      ---------    -----------    -----------
                                                      1,114,185        403,062      3,570,437
                                                      ---------    -----------    -----------
INVESTING ACTIVITIES
    Proceeds from sale of assets                        324,394           --             --
    Net assets acquired                                  95,015           --             --
    Purchase of capital assets                          (11,967)      (144,473)      (197,346)
    Increase in mining property                         (19,785)       (52,881)       (61,111)
    Investment                                         (144,791)          --             --
    Goodwill acquired                                  (315,105)          --             --
    Increase in oil and gas properties, net            (401,086)          --       (3,522,631)
                                                      ---------    -----------    -----------
                                                       (473,325)      (197,354)    (3,781,088)
                                                      ---------    -----------    -----------

CHANGE IN CASH AND BANK LOANS                           229,317       (374,674)       (37,413)

CASH AND BANK LOANS, beginning of year                  (15,227)       359,447        396,860
                                                      ---------    -----------    -----------
CASH AND BANK LOANS, end of year                      $ 214,090    $   (15,227)   $   359,447
                                                      =========    ===========    ===========

SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                       $ 186,959    $    50,123    $    28,221
                                                      =========    ===========    ===========






See accompanying notes to financial statements.

                                                                        PAGE VII

                          ALASKA APOLLO RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 17 conform in all material respects with accounting principles generally accepted in the United States.

         (A)      BASIS OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Daugherty Petroleum Inc. ("DPI") and its 80% owned subsidiary. All material inter-company accounts and transactions have been eliminated on consolidation.

         (B)      INVENTORIES

                  Inventories are carried at the lower of cost and net realizable value. Cost has been determined by the first-in, first-out method.

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

                                                                       PAGE VIII

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (D)      OIL AND GAS PROPERTIES (Continued)

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

                           On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

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

         (E)      GOODWILL

                  Goodwill is recorded at cost and is being amortized over 10 years on a straight-line basis. The goodwill arose on the acquisition of DPI and Red River Hardwoods Inc. (Note 2). The management determines the potential permanent impairment in value of goodwill and its estimated useful life, annually, based on estimation of fair value.

                                                                         PAGE IX

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (F)      CAPITAL ASSETS

                  Capital assets are stated at cost. Amortization is being provided for on a straight-line basis over the useful life of the asset ranging from five to thirty-one years.

         (G)      INVESTMENT

                  The investment in partnerships engaged in drilling and completion of wells on a turnkey basis is accounted for based on the equity method of accounting.

         (H)      CONCENTRATIONS OF CREDIT RISKS

                  In 1996, DPI contracted with two major industry partners to drill five wells. The revenues from these two customers included in the 1995 financial statements accounted for $528,394 or 51% of the company's contract revenues. Funds are usually received prior to the commencement of drilling operations.

                  Red River Hardwoods Inc. sells products to furniture manufacturers, cabinet manufacturers and wholesale distribution companies both in the United States and overseas. The company performs ongoing credit evaluations of its customers' financial conditions and requires no collateral from its customers. The company's four largest customers account for approximately 54% of accounts receivable at December 31, 1996.

         (I)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying value of cash, accounts receivable, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. Other note receivable, bonds and deposits, loans receivable and payable, other long-term debt payable approximate fair value since they bear interest at variable rates. At December 31, 1996, the financial instruments with a carrying value different from their fair value include the following.

                                                                                               CARRYING             FAIR
                                                                                                 VALUE              VALUE
                                                                                                --------          ---------
                  Loan receivable from a related party                                          $ 17,556          $ 11,213
                  Advances to directors                                                           23,194            14,814
                  Long-term debt                                                                 839,920           409,651

                  The fair values of loan receivable, advances and long-term debt are based upon discounted future cash flows using discount rates that reflect current market conditions for instruments having similar terms and conditions.

                                                                          PAGE X

2.       ACQUISITION AND DISPOSITION

         RED RIVER HARDWOODS INC. ("RRH")

         On November 18, 1996, pursuant to a plan of reorganization under chapter 11 of the U.S. Bankruptcy Code, DPI acquired an 80% interest in RRH, a company engaged in selling lumber products to furniture and cabinet manufacturers and wholesale distribution companies both in the United States and overseas. The purchase has been accounted for by the purchase method and, as such, results of operations for this business have been included for the period beginning November 18, 1996. The acquisition was paid for in cash as noted below.

         Net assets (liabilities) acquired
           Total identifiable assets                 $ 2,159,831
           Total identifiable liabilities              2,235,843
                                                     -----------
                                                         (76,012)
           Goodwill (amortized over 10 years)            296,102
                                                     -----------
         Consideration given - cash                  $   220,090
                                                     ===========

         As part of this acquisition, DPI issued a guarantee to Powell County Industrial Development Authority ("PCIDA") in the amount of $250,000 to secure the liabilities owing by RRH to PCIDA. The guarantee will expire when such liabilities have been fully paid.

         NIAGARA OIL, INC. ("NOI")

         During 1996, DPI entered into an agreement to sell its wholly-owned subsidiary, NOI, and to perform certain rework services on the wells and waterfloor equipment. The agreement required DPI to conclude negotiations with the United States Environmental Protection Agency relating to the terms of an Administrative Order, necessitated by violations of the prior operator, which details future operations of the wells. The EPA has tendered a draft Administrative Order and DPI has delivered its response. In is anticipated that, following public hearing, the Administrative Order will be issued and DPI's sale of NOI will be consummated during mid 1997.

         A summary of net assets, disposed of at assigned values, is as follows.

Cash                                                                  $   1,330
Oil and gas properties                                                   43,351
Receivable from related parties                                          58,707
Accrued liabilities                                                      (8,577)
Long-term debt                                                         (115,000)
                                                                      ---------
                                                                        (20,189)
Investment                                                               72,293
Proceeds from sale                                                      170,000
                                                                      ---------
Gain on sale of subsidiary                                            $ 117,896
                                                                      =========

                                                                         PAGE XI

3.       INVENTORIES

                                                           1996           1995
                                                         --------        -------
Raw materials - Green Lumber                             $ 53,802        $  --
              - Kiln Dried Lumber                         255,128         80,890
Work in process                                           271,385           --
                                                         --------        -------
                                                         $580,315        $80,890
                                                         ========        =======

4.       MINING PROPERTY AND RELATED EXPENDITURES

                                                           UNGA ISLAND
                                                         ALASKA MINERAL     DEFERRED        BUILDING
                                                            PROPERTY      EXPENDITURES     EQUIPMENT
                                                              COSTS       (SEE BELOW)     AND MACHINERY          TOTAL
                                                           ----------   ---------------  ---------------   ---------------
         Balance, December 31, 1994                        $1,010,000   $     9,371,520  $       777,061   $    11,158,581
           1995 additions                                       -                52,881            -                52,881
                                                           ----------   ---------------  ---------------   ---------------

         Balance, December 31, 1995                        $1,010,000         9,424,401          777,061        11,211,462
           1996 additions                                       -                19,785            -                19,785
                                                           ----------   ---------------  ---------------   ---------------
         Balance, December 31, 1996                        $1,010,000   $     9,444,186  $       777,061   $    11,231,247
                                                           ==========   ===============  ===============   ===============




         Deferred expenditures on the Unga Island resource property consist of the following:

                                                          1996           1995
                                                        --------      ---------
Legal                                                    $19,785       $   --
Geological consulting                                       --           50,755
Miscellaneous                                               --           27,126
                                                        --------      ---------
                                                          19,785         77,881
Proceeds on conveying mining rights                         --          (25,000)
                                                        --------      ---------
                                                        $ 19,785      $  52,881
                                                        ========      =========

                                                                        PAGE XII

5.       OIL AND GAS PROPERTIES

                                                  1996                              1995
                                 ------------------------------------------      ----------
                                                ACCUMULATED
                                    COST        AMORTIZATION        NET             NET
                                    ----        ------------        ---             ---
Proved properties                $4,490,575      $  306,185      $4,184,390      $4,007,282
Unproved properties                   5,130            --             5,130           5,130
Wells and related equipment         112,815          31,428          81,387          45,496
                                 ----------      ----------      ----------      ----------
                                 $4,608,520      $  337,613      $4,270,907      $4,057,908
                                 ==========      ==========      ==========      ==========

6.       CAPITAL ASSETS

                                                                  1996                          1995
                                                ------------------------------------------   ----------
                                                             ACCUMULATED
                                                 COST        AMORTIZATION        NET             NET
                                                 ----        ------------        ---             ---
Land                                          $  113,801      $     --        $  113,801      $ 12,908
Buildings                                      1,029,801          10,309       1,019,492       154,306
Machinery and equipment                          853,711          30,613         823,098        64,705
Office furniture, fixtures and equipment          70,214          30,179          40,035        52,152
Vehicles                                         106,176          48,301          57,875       103,712
Equipment under capital lease                     91,369           1,820          89,549          --
                                              ----------      ----------      ----------      --------
                                              $2,265,072      $  121,222      $2,143,850      $387,783
                                              ==========      ==========      ==========      ========

         The company leases two pieces of equipment under a capital lease expiring in 1999. The assets and liabilities under the capital lease are recorded at fair value in the appropriate asset and liability accounts. The assets are amortized over their estimated productive lives. Amortization of assets under the capital lease is included in amortization expense.

7.       NOTES RECEIVABLE

         Notes receivable are comprised as follows.

                                                                                         1996       1995
                                                                                       -------     -------
         Receivable from a director of the company, bears interest at 6% per
         annum and is repayable at $1,000 per month       Carried forward.....         $17,792     $28,376
                                                                                       -------     -------

                                                                       PAGE XIII

                                                                                       1996          1995
                                                                                     --------      --------
                                    Brought forward                                  $ 17,792      $ 28,376

         Receivable from RRH, bearing interest at 8.75% per annum, payable on demand, of the total $200,000 notes receivable, $130,000 is secured by equipment and $70,000 is secured by a priority lien on land, buildings and equipment. These loans were converted into
         equity upon confirmation of the plan of reorganization                          --         200,000

         Receivable from a director and senior officers, bears interest at 10%
         per annum, is secured by an assignment of title in certain oil and gas working interests and is repayable over a three year period ending
         May 10, 1998                                                                    --          70,000
                                                                                     --------      --------
                                                                                       17,792       298,376
          Less:  Current portion                                                       13,415       214,000
                                                                                     --------      --------
                                                                                     $  4,377      $ 84,376
                                                                                     ========      ========

8.       LOANS TO RELATED PARTIES

         Included in the loans is a receivable from a company owned by a director of this company in the amount of $17,556 which is non-interest bearing with no specific terms of repayment. The company expects to be paid by the debtor when financing for its operations is obtained.

9.       INVESTMENTS

         During 1996, DPI invested $254,250 in three drilling partnerships. DPI also contracted with these partnerships for the drilling and completion of the wells on a turnkey basis. Only one of the partnerships has reached the operating stage and generated revenues of $30,874. These investments are being accounted for based on the equity method of accounting and the net investment amounted to $144,791 as of December 31, 1996.

10.      BANK LOANS

         The bank loans bear interest at 7.9% and 10.25% per annum, payable semi-annually, and mature March 23, 1997 and February 10, 1997. One of the loans is guaranteed by a director and secured by the common stock owned by that director. Subsequent to the year-end, the loans were renewed with similar terms and conditions.

                                                                        PAGE XIV

11.      LONG-TERM DEBT

         On July 8, 1986, the company purchased the mineral property on Unga Island, Alaska for debt in the amount of $854,818. The debt is non-interest bearing, payable at $2,000 per month, of which only $14,000 was paid during the year, until fully paid, and is secured by deeds of trust over the Unga Island mineral claims and certain buildings and equipment located thereon.

         The purchase agreement also provides for the payment of monthly royalties at 4% of net smelter returns or net revenue, as defined in the agreement. Any royalties paid reduce the amount of the purchase price payable above.

         The obligation is stated at its remaining face value of $580,818 and has not been discounted.

                                                                                1996            1995
                                                                             ----------      ----------
Note payable as outlined above                                               $  580,818      $  594,818

Unsecured loans bearing interest at 10% per annum, principal and
interest due on May 18, 1998                                                    450,000            --

Loans bearing interest at rates ranging from 9% to 11% per annum, payable in monthly instalments of $9,583, maturing at various dates up to and including December 22, 2001. The loans are collateralized
by specific assets of the company                                               386,295         352,581

Mortgages payable, secured by real estate, bearing interest at rates ranging from 8% to 9.25% per annum, payable in monthly instalments of varying amounts and mature on December 22, 2001 and in
in November 2002                                                                189,580          70,045

Unsecured loan bearing interest at 6.27% per annum, payable in
monthly instalments of $1,771 and matures on August 9, 2000                      79,688               -

Loan payable to a non-affiliated company, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, bearing interest at 10% per annum with quarterly payments of interest only beginning April 1, 1996. Principal and accrued interest, if any, due in
full July 1, 1997                                                                64,779         115,000
                                                                             ----------      ----------
                  Carried forward                                            $1,751,160      $1,132,444
                                                                             ----------      ----------

                                                                         PAGE XV


                                                                                   1996            1995
                                                                                ----------      ----------
                  Brought forward                                               $1,751,160      $1,132,444

Mortgage note bearing interest at prime plus 1% per annum, secured by a second mortgage on real estate, payable in monthly payments of $1,100
(interest only) through November 1997, thereafter, $3,355
monthly through November 2002                                                      872,506            --

Line of credit in the amount of $251,230, bearing interest at prime plus 1% per annum, secured by accounts receivable, work in process and inventory. Interest payments shall commence in February 1997,
final payment due November 1999                                                    248,460            --

Instalment note bearing interest at 5% per annum, secured by machinery and equipment, payment of interest only through November 1997, monthly payment of principal and interest of $8,147 due starting December 1997
with final payment due March 2004                                                  528,276            --

Instalment note bearing interest at 9% per annum, secured by machinery, payment of interest only in the amount of $2,513 through April 2002,
thereafter $2,196 through October 2002 and $1,879 through April 2003               124,235            --

RRH capital leases, payable monthly in amounts of $1,892 and $340
through April 1999 and August 1999, respectively                                    62,585            --

RRH payables to creditors under plan of bankruptcy
         - to government entities bearing interest at 8% per annum,
           payable $1,606 monthly through March 2002                                88,058            --
         - to a county bearing interest at 5% per annum, payable monthly
           at differing amounts through December 2001                               15,566            --
         - to certain creditors bearing interest at 10% per annum, payable
           $922 per month over a period of ten years                               110,694            --
         - to certain creditors, non-interest bearing, payable in 1997              10,388            --

Gas prepayment contract payable, collateralized by production non-interest bearing, payable in monthly instalments of $10,416
out of production, matures April 1, 1998                                           149,215            --
                                                                                ----------      ----------
                                                                                 3,961,143       1,132,444
  Less:  Current portion                                                           399,889         218,458
                                                                                ----------      ----------
                                                                                $3,561,254      $  913,986
                                                                                ==========      ==========

                                                                        PAGE XVI

         Principal repayments for the next five years are as follows:

          1997                                                 $  399,889
          1998                                                  1,237,710
          1999                                                    598,657
          2000                                                    270,322
          2001                                                    211,047
          Thereafter                                            1,243,518
                                                               ----------
                                                               $3,961,143
                                                               ==========

         Minimum future lease payments under the capital lease are as follows:

         1997                                                   $   27,371
         1998                                                       26,775
         1999                                                        8,439
                                                                ----------
                                                                $   62,585
                                                                ==========

         Interest expense for the year ended December 31, 1996 was $182,972 (1995 - $51,814). There was no interest capitalized during these years.

12.      LOAN PAYABLE

         This loan payable to a director of the company bears interest at 9.75% per annum and is payable in monthly instalments of $1,800.

13.      CAPITAL STOCK

         (A)      COMMON SHARES ISSUED

                                                      SHARES           AMOUNT
                                                        #                 $
                                                     ---------        ----------
Balance, December 31, 1994                           7,382,580        19,784,443
Issued for settlement of debt                          360,130           283,747
                                                     ---------        ----------
Balance, December 31, 1995                           7,742,710        20,068,190
Issued to employees as incentive bonuses               204,000            77,500
Issued for settlement of debt                          558,244           249,760
                                                     ---------        ----------
Balance, December 31, 1996                           8,504,954        20,395,450
                                                     =========        ==========

                                                                       PAGE XVII

         (b) Stock options and warrants have been granted and approved by the shareholders to purchase common shares of the company as follows.

         A.       OPTIONS

                                                             ISSUED           EXERCISABLE       PRICE                   EXPIRY
                                                           ----------         -----------    -----------              ----------
                  Balance, December 31, 1994                  363,000           138,000      $ 1.00-1.90                     (i)
                                                                                =======
                  1995 - granted                              920,000                               1.00                    (ii)
                       - expired                             ( 33,000)
                                                            ---------
                  Balance, December 31, 1995                1,250,000           425,000
                                                                                =======
                  1996 - granted                              620,000                               1.00                   (iii)
                       - expired                             (200,000)
                                                            ---------
                  Balance, December 31, 1996                1,670,000           770,000
                                                            =========           =======

                  (i) 33,000 of these options expired in 1995. The remaining options will expire on December 10, 1998.

                  (ii) 900,000 of these options are exercisable at the rate of 225,000 shares per year. The first block of 225,000 shares is exercisable immediately and expires five years after vesting. Vesting is subject to continued employment of the various exercise dates. The remaining options were vested and exercisable in the year of issue and expire on February 28, 2000.

                  (iii) 600,000 of these options are exercisable at the rate of 150,000 shares per year. The first block of 150,000 shares is exercisable immediately and expires five years after vesting. Vesting is subject to continued employment on the various exercise dates. The remaining options were vested and exercisable in the year of issue and expire on June 28, 2001.

         B.       WARRANTS

                                                            ISSUED            PRICE          EXPIRY
                                                           -------            -----         ---------
                  Balance, December 31, 1994                26,667            $ 3.6                (i)
                  1995 - granted                           500,000              0.5               (ii)
                                                           -------
                  Balance, December 31, 1995               526,667
                  1996 - granted                           119,800              0.5              (iii)
                                                           -------
                  Balance, December 31, 1996               646,467
                                                           =======

                                                                      PAGE XVIII

         B.       WARRANTS (Continued)

                  (i) The exercise price is effective on March 31, 1996 through March 30, 1998. The warrants expire on March 30, 1998.
                  (ii)     These warrants expire on October 30, 2000.
                  (iii)    These warrants expire on June 28, 2001.

14.      LOSS PER SHARE

         Loss per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares was 8,050,840 (1995 - 7,605,669; 1994 - 6,763,539). Outstanding
         stock options and warrants have no dilutive effect on the loss per share.

15.      RELATED PARTY TRANSACTIONS

         The company is party to certain agreements and transactions in the normal course of business. Significant related party transactions not disclosed elsewhere include the following.

         (A)      OFFICERS' REMUNERATION

                  The accounts of the company include consulting and management fees paid or payable to officers and directors for the three years ended December 31, 1996.

                  On April 7, 1989, the company entered into an agreement with Arizona Desert Minerals (ADM), a company related to a director of this company, whereby the company will pay ADM management fees of $60,000 annually, $12,000 of which is to be deferred until the company starts to generate revenue from its mining operations. On May 8, 1992, the agreement was amended and calls for an annual $30,000 deferral. This agreement was terminated on November 15, 1996. As at December 31, 1996, the total deferral amount is $128,250. The management fees deferred have not been recorded on the books of the company.

         (B)      SHAREHOLDER INFORMATION

                  During 1993, a shareholder expended, on behalf of the company, shareholder information expenses in the amount of $75,000. The company has recorded a reserve provision against payment of this amount until the company's mining operations commence production.

         (C)      ACCOUNTS RECEIVABLE

                  Accounts receivable include nil (1995 - $21,000) due from a company owned by one of the directors.

                                                                        PAGE XIX

         (D)      ACCOUNTS PAYABLE

                  Accounts payable include nil (1995 - $50,689) payable to companies owned by senior officers of the company.

         (E)      OCCUPANCY COSTS

                  Occupancy costs include rent of approximately $31,200 (1995 - $31,200) paid to a company which is 50% owned by a director and an officer of this company. The lease expires July 1, 1997.

         (F)      CONSULTING AND MANAGEMENT FEES

                  Consulting and management fees were paid to companies owned by former senior officers of the company.

16.      SEGMENTED INFORMATION

                                          MINING
                                       EXPLORATION      OIL AND
                                           AND            GAS            WOOD                            1996           1995
                                       DEVELOPMENT    DEVELOPMENT      PRODUCTS       CORPORATE          TOTAL          TOTAL
                                       ----------     -----------     ---------       ---------       ----------      ----------
                                           $              $              $               $                $               $
DECEMBER 31, 1996
Revenue (net)                                --          781,090         54,069            --            835,159         392,179
                                       ----------      ---------      ---------       ---------       ----------      ----------
General corporate expenses                   --             --             --           832,937          832,937       1,380,597
Interest on long-term debt                   --             --           10,837         170,965          181,802          51,814
Amortization - equipment                     --           12,310         12,664          44,884           69,858          62,642
             - goodwill                      --          178,956          3,152            --            182,108         178,956
Depletion                                    --          132,425           --              --            132,425         155,607
                                       ----------      ---------      ---------       ---------       ----------      ----------
                                             --          323,691         26,653       1,048,786        1,399,130       1,829,616
                                       ----------      ---------      ---------       ---------       ----------      ----------
Income (loss) before income taxes            --          457,399         27,416      (1,048,786)        (563,971)     (1,437,437)
                                       ==========      =========      =========       =========       ==========      ==========

Identifiable assets                    11,251,752      5,388,704      2,796,744       1,571,030       21,008,230      18,220,555
                                       ==========      =========      =========       =========       ==========      ==========

Capital expenditures                       19,785        401,086          2,167           9,800          432,838         197,354
                                       ==========      =========      =========       =========       ==========      ==========

                                                                         PAGE XX

17. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES

         Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of an asset and liability approach for accounting for income taxes. There would be no effect from the adoption of the statement, nor would the results of operations be different than those reported under Canadian GAAP. Under FAS 109, the company would have reported the following deferred income tax asset at December 31, 1996 and 1995.

                                                     1996                1995
                                                  ----------          ----------
Total deferred tax assets                         $3,222,702          $3,378,713
  Less:  Valuation allowance                         818,222             914,716
                                                  ----------          ----------
                                                   2,404,480           2,463,997
Total deferred tax liabilities                     2,404,480           2,413,570
                                                  ----------          ----------

Net deferred tax assets                           $     --            $   50,427
                                                  ==========          ==========

18.      INCOME TAXES

         As at December 31, 1996, the company had net operating loss carry-forwards in the U.S. for income tax purposes of approximately $9,094,000 which expire from 1997 to 2011 and investment tax credits of $25,624 which will expire in the years 1997 - 2000.

         For Canadian federal income tax purposes, net operating loss carry-forwards of approximately $1,301,300 expire at various dates through 2002.

         In addition, the company has approximately $75,000 of cumulative Canadian exploration and development expenses and Canadian oil and gas property expenses available to reduce future years' taxable income.

         The potential benefit of the losses on earnings has not been reflected in these consolidated financial statements.

19.      COMMITMENT

         The company is committed to issuing approximately 41,113 common shares as additional consideration for the acquisition of natural gas from Wentzloff Energy, Inc. (Note 4).

                                                                        PAGE XXI

20.      SUBSEQUENT EVENTS

         On December 11, 1996, DPI signed a loan commitment to borrow up to $340,000 for drilling natural gas wells and acquisition of one gas well. On March 21, 1997, DPI drew down $150,000 from the borrowing facility.

         On April 8, 1997, DPI signed a letter of intent with Southern Gas of Delaware, Inc. to sell certain natural gas properties located on Southern Gas' transportation system. As of this date, the final value has not been determined, however, management expects the final sales price to be approximately $550,000.

21.      COMPARATIVE FIGURES

         Certain of the comparative figures have been reclassified to conform with the current year's presentation.