Form 10-Q
period 1997-03-31
ALASKA APOLLO RESOURCES INC
filed 1997-05-21
CIK 746834

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1997

                                       or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No   X  .
                                             ----    ----

         The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 31, 1997, was 8,504,954.

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

         The Company has traditionally realized revenues from its oil and gas operations. For the three month quarter ending March 31, 1997, the Registrant drilled four natural gas wells and completed one natural gas well. This is in contrast to the same period of 1996 when the Registrant drilled one natural gas well and completed one natural gas well. The drilling performed in the first quarter of 1997 is primarily related to a joint venture on the Registrant's Farmout acreage from Equitable Resources Energy Corporation. Daugherty Petroleum's interest in four wells on this tract was financed by a subsidiary of Enron Capital & Trade Resources, Inc. In addition, DPI drilled and completed one well in the first quarter of 1997 for a joint venture with Dominion Resources, Inc. The wells drilled with Dominion Resources were drilled pursuant to a 15 well drilling program signed in the second quarter of 1995. As of the end of the first quarter of 1997, thirteen wells have been drilled pursuant to this contract. With the acquisition of Red River Hardwoods, Inc., the Company has begun to see revenues from Red River's Lumber activities. Lumber products generated by Red River are furniture dimension parts, architectural moulding and hardwood flooring.

LIQUIDITY

         The Company continues to acquire natural gas and oil properties in southeastern and western Kentucky. DPI has provided the Company with a diversified asset base which includes natural resources other than its prospective gold and silver mining properties and has also increased the Company's asset base. During 1996, management continued to invest in areas it deemed critical in developing an infrastructure suitable to support its future growth. These areas included ongoing expenses in management, professional and operational personnel and other expenses deemed necessary to position the Company for future acquisitions and financing. Also, on November 17, 1996, DPI acquired 80% interest in Red River Hardwoods, Inc., a dimensional hardwood manufacturing company.

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and owns interest in and from its activities as "turnkey driller" and operator for various drilling programs in its geographic area. In 1996, DPI reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first quarter of 1997, approximately 23% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 12% of the revenues. The Company has begun to see additional revenues from Red River's activities. Manufacturing sales related to Red River accounted for 65% of the revenues.

         The Company plans to drill 15 wells during 1997 and will attempt to earn interests ranging from 12.5% to 50% interest in each well it drills.

         During 1996, the Company held negotiations with several potential financial institutions and investors with the intent of securing financing necessary to provide credit facilities for the Company to support existing and future capital requirements. In December, 1996, DPI signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50% of the drilling and completion costs of four natural gas wells. As of March 31, 1997, DPI had drawn $150,000 on the credit line. It is expected that, in addition to this credit facility, DPI will acquire additional loans to develop its existing natural gas leasehold interests. The Company will see increased natural gas revenue when pipeline facilities are installed to allow gas flow from eleven wells drilled that have not been connected to the gas gathering system.

         Working capital for the period ending March 31, 1997, was a negative $529,729 when compared to the same period in 1996, when working capital was a negative $422,665.

         During the first quarter of 1997, and compared to the same period in 1996, the major changes in the composition of the Company's current assets were: cash balances increased $27,846 from $151,818 to $179,664; accounts receivable balances increased $199,069 from $545,979 to $745,048; and inventories increased $508,225 from $79,542 to $587,767. Other current assets such as prepaids and notes receivable decreased $466,711 from $499,351 to $32,640, primarily due to the acquisition of Red River Hardwoods and the resulting consolidation of Red River's and Daugherty Petroleum's financial statements. The increase in inventory balances was a result of the Company's acquisition of Red River during the period. Overall, current assets increased by $268,429 to $1,545,119.

         Current liabilities for the period was $2,074,848 compared to $1,699,355 for the first quarter of 1996. The additional long term debt currently payable relating to the acquisition of Red River Hardwoods accounted for $259,967 of the increase.

         While management believes that the cash flow resulting in its operating revenues will contribute significantly to its short-term financial commitments and operating costs, its has developed a plan in 1997 to meet its financial obligations. The plan includes:

- Acquisition of revenue producing properties. In March, 1996, DPI acquired working interests in 26 oil wells and six water injection wells which contributed a net increase in revenues of $85,768 during 1996. DPI has made offers for two natural gas properties which include producing gas wells with developmental acreage for drilling additional wells.

- Sale of non revenue producing oil properties. The Company has entered negotiations for the sale of Niagara Oil, Inc. When successfully completed, this transaction will result in a reduction of debt service. In addition, the purchaser has agreed to contract with Daugherty Petroleum for the development, enhancement, and operation of these wells.

- Sale of real estate. The Company owns a maintenance shop in Williamsburg, Kentucky. Management feels that the Company can be better served by selling this facility and leasing more suitable facilities closer to the Company's gas field in Knox County, Kentucky. The sale of this facility will result in the reduction of debt by $24,000, and debt service of $5,400 per year.

- Installation of additional natural gas gathering system. The Company plans to expand its natural gas pipeline by 45,000 feet in 1997. The extension will allow for substantially more natural gas to be transported to market.

- Addition funding for Red River Hardwoods, Inc. The Company has negotiated additional inventory loans that will allow Red River to increase its inventory, therefore, increasing its revenues.

RESULTS OF OPERATIONS

         For the period ending March 31, 1997, the Company's gross revenues increased to $1,281,087 from $407,093 for the same period in 1996. The Company experienced a net loss of $142,737 in this period compared to a net loss of $143,243 in the same period of 1996.

         The Company's gross revenues were derived from drilling contract revenues of $289,386 (23%); natural gas and oil operations and production revenues of $155,867 (12%); and lumber sales and product manufacturing revenues of $835,703 (65%).

         The increase in gross revenues was attributable primarily to the manufacturing revenues related to Red River Hardwoods. Contract revenues from drilling activities increased by $250,837 from $38,549 in the first quarter of 1996 to $289,386 in the first quarter of 1997.

         During the first quarter of 1997, total direct costs increased by $712,447 to $1,065,188 compared to $352,741 in the first quarter of 1996. Direct costs included Red River Hardwoods' expenses and drilling costs of four natural gas wells. Depreciation and amortization increased by $12,694 to $69,343 primarily due to the acquisition of Red River Hardwoods.

         The Company believes there are several factors that will increase revenues for 1997. First, the prices received for natural gas produced are up significantly over 1996's overall average price. Secondly, the natural gas gathering system expansion planned for 1997 will dramatically increase Daugherty Petroleum's ability to transport natural gas to the market. Thirdly, the acquisition of Red River Hardwoods expands the Company's exploitation of natural resources to hardwoods in Kentucky.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 5.  OTHER INFORMATION.

     Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.

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

             4*      See Exhibit No. 3(a).

         (b)      Reports on Form 8-K.
                  --------------------

         (c)      Financial Statement Schedules.
                  ------------------------------

                  No schedules are required as all information required has been presented in the audited financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.

                                        ALASKA APOLLO RESOURCES INC.

                                        By:  /s/ William S. Daugherty
                                           --------------------------------
                                            William S. Daugherty, President

Dated: March 14, 1997

ALASKA APOLLO RESOURCES, INC.

SUMMARY CONSOLIDATED BALANCE SHEET
(UNITED STATES DOLLARS)
UNAUDITED

                                      FOR THE THREE MONTH PERIOD ENDING
                                                    31-MAR-96          31-MAR-97
                                                    ---------          ---------
                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                151,818           179,664
  Short Term Investments                                    0                 0
  Account Receivable                                  545,979           745,048
  Inventory                                            79,542           587,767
  Prepaid Expenses                                      7,159            17,682
  Intercompany and Other Receivable                   492,192                 0
  Other Current                                             0            14,958
                                                   ----------        ----------
Subtotal Current                                    1,276,690         1,545,119

MINING PROPERTY AND
RELATED EXPENDITURES-NET                           11,235,129        11,231,247

OIL AND GAS PROPERTIES - NET                        4,043,151         4,311,522

CAPITAL ASSETS                                        375,874         2,099,732

OTHER ASSETS
   Deferred Tax Benefit                                     0                 0
   Bonds and Deposits                                  42,919            57,643
   Related Party Receivable                            99,288            55,557
   Other Asset                                              0           270,488
                                                   ----------        ----------
Subtotal Other Assets                                 142,207           383,688
                                                   ----------        ----------
NOTES RECEIVABLE                                       13,740                 0

GOODWILL (NET OF ACCUMULATED
AMORTIZATION OF $637,376)                           1,342,174         1,467,293

INCORPORATION COSTS                                       428                 0
                                                   ----------        ----------
TOTAL ASSETS                                       18,429,393        21,038,601
                                                   ==========        ==========
                                  LIABILITIES
                                  -----------

CURRENT LIABILITIES
  Bank Loan                                           148,207            52,000
  Account Payable and Accrued Liabilities           1,332,690         1,495,287
  Long Term Debt                                      218,458           478,425
  Loans Payable                                             0            49,136
                                                   ----------        ----------
Subtotal Current Liabilities                        1,699,355         2,074,848

LONG-TERM DEBT                                      1,265,428         3,627,469

DEFERRED INCOME TAXES                                   8,890                 0
NON-CONTROLLING INTEREST                                    0             8,638
                                                   ----------        ----------
Subtotal Liabilities                                2,973,673         5,710,955

                               SHAREHOLDER EQUITY
                               ------------------

CAPITAL STOCK
Issued                                             20,068,190        20,395,470
Subscribed and to be Issued                                 0           125,000
Minority Interest
Current Period Earnings                              (143,243)         (142,737)
Deficit                                            (4,469,227)       (5,050,087)
                                                   ----------        ----------
Subtotal Shareholder Equity                        15,455,720        15,327,646

TOTAL LIABILITIES AND SHAREHOLDER EQUITY           18,429,393        21,038,601
                                                   ==========        ==========
                                                            0                 0

ALASKA APOLLO RESOURCES, INC.

SUMMARY CONSOLIDATED
STATEMENT OF PROFIT (LOSS)
(United States Dollars)
Unaudited

                                               FOR THE THREE MONTH PERIOD ENDING

                                                  31-MAR-96                         31-MAR-97
                                                  ---------                         ---------

REVENUE
Gross Revenues                                     407,093                100.0%      1,281,087                100.0%

Direct Costs                                       352,741                 86.6%      1,065,188                 83.1%
                                                ----------                           ----------
Gross Profit                                        54,352                 13.4%        215,899                 16.9%

GENERAL AND ADMINISTRATIVE COSTS
  Salaries and Wages                                56,152                 13.8%         82,716                  6.5%
  Consulting and Management Fees                     3,555                  0.9%         17,597                  6.5%
  Office and General                                17,415                  4.3%         19,923                  1.6%
  Legal                                             30,456                  7.5%         28,355                  2.2%
  Travel and Entertainment                           8,775                  2.2%         11,524                  0.9%
  Shareholder and Investor Information               2,535                  0.6%            549                  0.0%
  Advertising and Promotion                            345                  0.1%         13,789                  1.1%
  Property and Payroll Taxes                         6,862                  1.7%          7,571                  0.6%
  Insurance                                         10,844                  2.7%         20,910                  1.6%
  Depreciation and Amortization                     56,649                 13.9%         69,343                  5.4%
  Engineering                                            0                  0.0%              0                  0.0%
  Rent                                               7,800                  1.9%         13,550                  1.1%
  Accounting and Audit                              25,798                  6.3%         21,155                  1.7%
  Repairs and Maintenance                            2,400                  0.6%          2,865                  0.0%
  Stock Exchange Fees                                    0                  0.0%              0                  0.0%
  Trust and Stock Exchange Company Fees                  0                  0.0%              0                  0.0%
  Bad Debts                                                                               2,793                  0.2
  Gain/Loss on Sale of Equipment                                                        (13,845)               -1.1%
                                                ----------                           ----------
SUBTOTAL-G&A COSTS                                 229,586                 56.4%        298,795                 23.3%

Less:  Interest and Other Expense (Income)         (31,991)                -7.9%         51,960                  4.1%
                                                ----------                           ----------
Income Before Tax and Extraordinary Items         (143,243)               -35.2%       (134,856)               -10.5
  Income Tax Expense (Benefit)                           0                  0.0%              0                  0.0%
Minority  Portion                                                                        (7,881)               - 0.6%
                                                ----------                           ----------
NET PROFIT (LOSS) FOR CURRENT PERIOD              (143,243)               -35.2%       (142,737)               -11.1
                                                ==========                           ==========


DEFICIT, beginning of period                    (4,469,227)                          (5,050,087)
DEFICIT, end of period                          (4,612,470)                          (5,192,824)




Shares Outstanding                               7,742,710                            8,504,954
Earnings Per Share                                  ($0.02)                              ($0.02)

ALASKA APOLLO RESOURCES, INC.

CONSOLIDATED STATEMENT
OF CHANGE IN FINANCIAL POSITION
(United States Dollars)
Unaudited

                                         FOR THE THREE MONTH PERIOD ENDING
                                                                  31-MAR-96              31-MAR-97
                                                                  ---------              ---------
OPERATING ACTIVITIES
     Net income (Loss)                                             (143,243)             (142,737)
     Minority Interest                                                    0                 7,881
     Amortization, Depreciation, Depletion and Non-Cash Items        69,333               129,841
     Change in Accounts Receivable                                  (36,036)              (52,720)
     Change in Inventory                                                  0                (7,452)
     Change in Prepaid Expenses                                       4,262               (13,434)
     Change in Accounts Payable and Accrued Expenses                (18,383)               29,611
     Change in Intercompany and Other Accounts Receivable          (202,288)               (4,135)
     Change Other Current Assets                                      1,348                18,639
                                                                   --------              --------

Net Cash From Operating Activities                                 (325,007)              (34,506)


FINANCING ACTIVITIES
     Issue of Capital Stock                                               0                     0
     Change in Notes Payable                                         (2,184)                    0
     Change in Loan Payable                                         351,442               139,751
                                                                   --------              --------

Net Cash from Financing Activities                                  349,258               139,751

INVESTING ACTIVITIES
     Change in Related Receivables                                        0                 2,747
     Change in Mining Properties                                    (23,667)                    0
     Change in Oil and Gas Properties                                14,757               (73,721)
     Change in Capital Assets                                        11,909                     0
     Change in Other Assets                                         (14,412)             (125,697)
                                                                   --------              --------
Net Cash From Investing Activities                                  (11,413)             (196,671)

CHANGE IN CASH                                                       12,838               (91,426)

CASH, BEGINNING OF PERIOD                                           138,980               271,090
                                                                   --------              --------
CASH, END OF PERIOD                                                 151,818               179,664
                                                                   ========              ========
