Form 10-Q
period 1997-06-30
ALASKA APOLLO RESOURCES INC
filed 1997-08-15
CIK 746834

--------------------------------------------------------------------------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No    .
                                             ---    ---

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 1997, WAS 9,535,269.

--------------------------------------------------------------------------------
================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages 8 through 10 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In the fourth quarter of 1993, the Registrant acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"). Since the acquisition, the Registrant has been aggressively (1) acquiring natural gas and oil properties in southeastern and western Kentucky, (2) expanding its natural gas production through joint ventures and drilling programs for its own account, and (3) diversifying its revenue and asset base to include other segments of natural resource industry.

         The Company has traditionally realized revenues from its oil and gas operations. For the six months ended June 30, 1997, the Registrant drilled seven natural gas wells and completed four natural gas wells. This is in contrast to the same period of 1996 when the Registrant drilled one natural gas well and completed three natural gas wells. The drilling performed in the first six months of 1997 is primarily related to a joint venture on the Registrant's Farmout acreage from Equitable Resources Energy Corporation. Daugherty Petroleum's interest in four wells on this tract was financed by a subsidiary of Enron Capital & Trade Resources, Inc. In addition, DPI drilled and completed two wells in the first six months of 1997 for a joint venture with Dominion Resources, Inc. The wells drilled with Dominion Resources were drilled pursuant to a 15 well drilling program signed in the second quarter of 1995. As of June 30, 1997, thirteen wells have been drilled pursuant to this contract. On November 17, 1996, DPI acquired 80% interest in Red River Hardwoods, Inc., a dimensional hardwood manufacturing company that produces furniture dimension parts, architectural moulding and industrial flooring.

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

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and owns interest in, and from its activities as "turnkey driller" and operator for various drilling programs in its geographic area. In 1996, DPI reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first six months of 1997, approximately 24% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 12% of the revenues. The Company has also begun to see additional revenues from Red River's activities. Manufacturing sales related to Red River accounted for 64% of the revenues.

         The Company plans to drill 20 wells during 1997 and will attempt to earn interests ranging from 12.5% to 50% interest in each well it drills.

         During 1996, the Company held negotiations with several potential financial institutions and investors with the intent of securing financing necessary to provide credit facilities for the Company to support existing and future capital requirements. In December, 1996, DPI signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50% of the drilling and completion costs of four natural gas wells. As of June 30, 1997, DPI had drawn $270,000 on the credit line. It is expected that, in addition to this credit facility, DPI will acquire additional loans to develop its existing natural gas leasehold interests. The Company will see increased natural gas revenue when pipeline facilities are installed to allow gas flow from six wells drilled that have not been connected to the gas gathering system.

         Working capital as of June 30, 1997, was a negative $190,837, an increase of $302,981 when compared to a negative $493,818 working capital at June 30, 1996.

         During the first six months of 1997, and compared to the same period in 1996, the major changes in the composition of the Company's current assets were: cash balances increased $249,431 from $29,474 to $278,905; accounts receivable balances increased $264,286 from $718,886 to $983,172; and inventories increased $580,516 from $64,529 to $645,045. Other current assets such as prepaids and notes receivable decreased $479,613 from $545,220 to $65,607, primarily due to the acquisition of Red River Hardwoods and the resulting consolidation of Red River's and Daugherty Petroleum's financial statements. The increase in inventory balances was a result of the Company's acquisition of Red River during the period. Overall, current assets increased by $614,620 to $1,972,729.

         Current liabilities as of June 30, 1997, were $2,163,566, an increase of $311,639, when compared to $1,851,927 as of June 30, 1996. The additional long term debt currently payable relating to the acquisition of Red River Hardwoods accounted for $88,425 of the increase of $311,639.

         While management believes that the cash flow resulting in its operating revenues will contribute significantly to its short-term financial commitments and operating costs, its has developed a plan for the remainder of 1997 to meet its financial obligations. The plan includes:

        - Acquisition of revenue producing properties. In March, 1996, DPI acquired working interests in 26 oil wells and six water injection wells which contributed a net increase in revenues of $85,768 during 1996. DPI has made offers for two natural gas properties which include producing gas wells with developmental acreage for drilling additional wells.

        - Sale of non-revenue producing oil properties. The Company has entered into a sale agreement for Niagara Oil, Inc. When successfully completed, this transaction will result in a reduction of debt service. In addition, the purchaser has agreed to contract with Daugherty Petroleum for the development, enhancement, and operation of these wells.

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

        - Obtain addition funding for Red River Hardwoods, Inc. Management believes additional funding will permit Red River increase inventory and fund accounts receivable necessary to sustain substantially increased sales.

RESULTS OF OPERATIONS

         For the period ending June 30, 1997, the Company's gross revenues increased to $2,546,280 from $742,551 for the same period in 1996. The Company experienced a net loss of $545,692 in this period compared to a net loss of $397,521 for the same period of 1996. $174,052 of the loss for the period ended June 30, 1997, was a result of the sale of natural gas wells that were not connected to Daugherty Petroleum's gathering system.

         The Company's gross revenues were derived from drilling contract revenues of $614,475 (24%); natural gas and oil operations and production revenues of $310,642 (12%); and lumber sales and product manufacturing revenues of $1,621,163 (64%).

         The increase in gross revenues was attributable primarily to the manufacturing revenues related to Red River Hardwoods. Contract revenues from drilling activities increased by $392,413 from $222,062 in the first six months of 1996 to $614,475 in the first six months of 1997, an increase of 176.7%.

         During the first six months of 1997, total direct costs increased by $1,478,371 to $2,021,728 compared to $543,357 in the first six months of 1997. Direct costs included Red River Hardwoods' expenses and drilling costs for natural gas wells. Depreciation and amortization increased by $28,797 to $138,685 primarily due to the acquisition of Red River Hardwoods.

         The Company believes there are three key factors that will increase revenues for the remainder of 1997. First, the prices received for natural gas produced are up significantly over

1996's overall average price. Second, the natural gas gathering system expansion planned for 1997 will dramatically increase Daugherty Petroleum's ability to transport natural gas to the market. Third, the acquisition of Red River Hardwoods expands the Company's involvement in Kentucky natural resources to include hardwoods.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             None.

ITEM 5.      OTHER INFORMATION.

             Not Applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  List of Documents Filed with this Report.
          -----------------------------------------

                                                                         Pages

     (1)  Financial Statements, Alaska Apollo Resources Inc., and
              subsidiary companies--
          Consolidated Balance Sheet
              for the period ended June 30, 1997                           8
          Consolidated Statement of Profit (Loss)
              for the period ended June 30, 1997                           9
          Consolidated Statement of Cash Flow
              for the period ended June 30, 1997                          10

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

            4*      See Exhibit No. 3(a).

          10(a)*    Alaska Apollo Resources Inc. 1997 Stock Option Plan

          10(b)* Incentive Stock Option Agreement by and between Alaska Apollo Resources Inc. and William S. Daugherty dated March 7, 1997.

          10(c)* Warrant Agreement by and between Alaska Apollo Resources Inc. and Jayhead Investments Limited dated March 7, 1997.

          10(d)* Warrant Agreement by and between Alaska Apollo Resources Inc. and Trio Growth Trust dated March 7, 1997.

          10(e)* Warrant Agreement by and between Alaska Apollo Resources Inc. and Exergon Capital S.A. dated March 7, 1997.

            21      Subsidiaries of the Company:

                    -     Niagara Oil, Inc., a Kentucky corporation
                    -     Daugherty Petroleum, Inc., a Kentucky corporation
                    -     Red River Hardwoods, Inc., a Kentucky corporation

            27      Financial Data Schedule

          (b)       Reports on Form 8-K.

                    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.

                                            ALASKA APOLLO RESOURCES INC.

                                            By:  /s/ William S. Daugherty
                                              ----------------------------
                                                William S. Daugherty, President

Dated: August 14, 1997





                          ALASKA APOLLO RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (UNITED STATES DOLLARS)
                                    UNAUDITED

                                                                   FOR THE SIX MONTH PERIOD ENDING

                                                                     30-JUN-96        30-JUN-97
                                                                     ---------        ---------

                                             ASSETS
                                             ------
CURRENT ASSETS
  Cash                                                            $     29,474    $    278,905
  Account Receivable                                                   718,886         983,172
  Inventory                                                             64,529         645,045
  Prepaid Expenses                                                       7,159          12,644
  Intercompany and Other Receivable                                    538,061               0
  Other Current                                                              0          52,963
                                                                  ------------    ------------

Subtotal Current                                                     1,358,109       1,972,729

MINING PROPERTY AND
RELATED EXPENDITURES-NET                                            11,250,790      11,252,733

OIL AND GAS PROPERTIES - NET                                         3,977,405       3,772,372

CAPITAL ASSETS                                                         293,487       2,099,674

OTHER ASSETS
   Deferred Tax Benefit                                                      0               0
   Bonds and Deposits                                                   42,919          68,282
   Related Party Receivable                                            110,324          54,442
   Other Assets                                                              0         322,108
                                                                  ------------    ------------

Subtotal Other Assets                                                  153,243         444,832

NOTES RECEIVABLE                                                             0               0

GOODWILL (NET OF ACCUMULATED
AMORTIZATION OF $689,993)                                            1,297,435       1,414,676

INCORPORATION COSTS                                                          0               0
                                                                  ------------    ------------

TOTAL ASSETS                                                      $ 18,330,469    $ 20,957,016
                                                                  ============    ============


                                             LIABILITIES
                                             -----------

CURRENT LIABILITIES
  Bank Loan                                                       $    106,207    $     42,000
  Account Payable and Accrued Liabilities                            1,467,204       1,581,817
  Long Term Debt                                                       278,516         493,425
  Loans Payable                                                              0          46,324
                                                                  ------------    ------------

Subtotal Current Liabilities                                         1,851,927       2,163,566

LONG-TERM DEBT                                                       1,247,921       3,717,265

DEFERRED INCOME TAXES                                                    8,890               0
NON-CONTROLLING INTEREST                                                     0           1,503
                                                                  ------------    ------------

Subtotal Liabilities                                                 3,108,738       5,882,334

                                             SHAREHOLDER EQUITY
                                             ------------------

CAPITAL STOCK
Issued                                                              20,068,190      20,670,461
Current Period Earnings                                               (397,521)       (545,692)
Deficit                                                             (4,448,938)     (5,050,087)
                                                                  ------------    ------------

Subtotal Shareholder Equity                                         15,221,731      15,074,682
                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDER EQUITY                          $ 18,330,469    $ 20,957,016
                                                                  ============    ============

             Unaudited - Internally Prepared by Company Mangement

                          ALASKA APOLLO RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF PROFIT (LOSS)
                             (UNITED STATES DOLLARS)
                                    UNAUDITED
                                                      FOR THE SIX MONTH PERIOD ENDING
                                             30-JUN-96                             30-JUN-97
                                             ---------                             ---------
REVENUE

GROSS REVENUES                              $   742,551                 100.0%     $2,546,280                  100.0%

Direct Costs                                    543,357                  73.2%      2,021,728                   79.4%
                                            -----------                 -----      ----------                  -----

GROSS PROFIT                                    199,194                  26.8%        524,552                   20.6%

GENERAL AND ADMINISTRATIVE COSTS
  Salaries and Wages                            117,868                  15.9%        173,766                    6.8%
  Consulting and Management Fees                 39,404                   5.3%         87,407                    3.4%
  Office and General                             38,094                   5.1%         48,395                    1.9%
  Legal                                         124,445                  16.8%        126,063                    5.0%
  Travel and Entertainment                       23,477                   3.2%         30,376                    1.2%
  Shareholder and Investor Information           64,369                   8.7%         29,345                    1.2%
  Advertising and Promotion                       5,877                   0.8%         21,979                    0.9%
  Property and Payroll Taxes                     12,002                   1.6%         16,583                    0.7%
  Insurance                                      17,878                   2.4%         39,239                    1.5%
  Depreciation and Amortization                 109,888                  14.8%        138,685                    5.4%
  Rent                                           15,915                   2.1%         43,900                    1.7%
  Accounting and Audit                           51,297                   6.9%         14,271                    0.6%
  Repairs and Maintenance                         8,182                   1.1%          4,298                    0.2%
  Licenses and Fees                               4,486                   0.6%          3,352                    0.1%
  Bad Debt                                            0                                 6,619                    0.3%
                                            -----------                 -----      ----------                  -----

SUBTOTAL-G&A COSTS                              633,182                  85.3%        784,278                   30.8%

Gain (Loss) on Asset Sales                            0                   0.0%       (174,052)                  -6.8%
Interest and Other Income (Expense)              36,467                   4.9%       (111,168)                  -4.4%
                                            -----------                 -----      ----------                  -----

INCOME BEFORE TAX                              (397,521)                -53.5%       (544,946)                 -21.4%
  Income Tax  Benefit (Expense)                       0                   0.0%              0                    0.0%
MINORITY PORTION                                      0                   0.0%           (746)                  -0.0%
                                            -----------                 -----      ----------                  -----


NET PROFIT (LOSS) FOR CURRENT PERIOD           (397,521)                -53.5%       (545,692)                 -21.4%
                                                                        =====                                  =====

DEFICIT, beginning of period                 (4,448,938)                           (5,050,087)
                                            -----------                            ----------

DEFICIT, end of period                      $(4,846,459)                          $(5,595,779)
                                            ===========                           ===========

Shares Outstanding                            7,742,710                             9,535,269

EARNINGS PER SHARE                          $     (0.05)                          $     (0.06)
                                            ===========                           ===========

                          ALASKA APOLLO RESOURCES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                             (UNITED STATES DOLLARS)
                                    UNAUDITED
                                                  FOR THE SIX MONTH PERIOD ENDING
                                                                 30-JUN-96       30-JUN-97
                                                                 ---------       ---------
OPERATING ACTIVITIES
  Net Income (Loss)                                              $(397,521)      $(545,692)
  Minority Interest                                                      0             746
  Amortization, Depreciation, Depletion and Non-Cash Items         151,534         257,303
  Change in Accounts Receivable                                   (208,943)       (290,844)
  Change in Inventory                                                    0         (64,730)
  Change in Prepaid Expenses                                         4,262          (8,396)
  Change in Accounts Payable and Accrued Expenses                  116,131         116,141
  Change in Intercompany and Other  Accounts Receivable           (248,157)              0
  Change Other Current Assets                                       16,361         (19,366)
                                                                 ---------       ---------

Net Cash From Operating Activities                                (566,333)       (554,838)


FINANCING ACTIVITIES
  Issue of Capital Stock                                                 0         149,991
  Change in Notes Payable                                           12,058         (15,000)
  Change in  Loan Payable                                          333,935         242,600
                                                                 ---------       ---------

Net Cash from Financing Activities                                 345,993         377,591

INVESTING ACTIVITIES
  Change in Related Receivables                                          0            3862
  Change in Resource Properties                                    (39,328)        (21,486)
  Change in Oil and Gas Properties                                  38,857         432,323
  Change in Capital Assets                                          73,886         (41,681)
  Change in Other Assets                                           (25,448)       (187,956)
  Change in Note Receivable                                         17,556               0
  Change in Retained Earnings                                       45,311               0
                                                                 ---------       ---------

Net Cash From Investing Activities                                 110,834         185,062
                                                                 ---------       ---------

CHANGE IN CASH                                                    (109,506)          7,815

CASH, BEGINNING OF PERIOD                                          138,980         271,090
                                                                 ---------       ---------

CASH, END OF PERIOD                                              $  29,474       $ 278,905
                                                                 =========       =========

                                       10