Form 10-Q
period 1997-09-30
ALASKA APOLLO RESOURCES INC
filed 1997-11-14
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1997, WAS 9,498,479.

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

         The Company has traditionally realized revenues from its oil and gas operations. For the nine months ended September 30, 1997, the Registrant drilled nine natural gas wells and completed nine natural gas wells. This is in contrast to the same period of 1996 when the Registrant drilled three natural gas wells and completed seven natural gas wells. The drilling performed in the first nine months of 1997 is primarily related to a joint venture on the Registrant's Farmout acreage from Equitable Resources Energy Corporation. Daugherty Petroleum's interest in four wells on this tract was financed by a subsidiary of Enron Capital & Trade Resources, Inc. In addition, DPI drilled and completed three wells in the first nine months of 1997 for a joint venture with Dominion Resources, Inc. The wells drilled with Dominion Resources were drilled pursuant to a 15 well drilling program signed in the second quarter of 1995. As of September 30, 1997, fourteen wells have been drilled pursuant to this contract. On November 17, 1996, DPI acquired 80% interest in Red River Hardwoods, Inc., a dimensional hardwood manufacturing company that produces furniture dimension parts, architectural moulding and industrial flooring.

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

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and owns interest in, and from its activities as "turnkey driller" and operator for various drilling programs in its geographic area. In 1996, DPI reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first nine months of 1997, approximately 21% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 11% of the revenues. The Company has also begun to see additional revenues from Red River's activities. Manufacturing sales related to Red River accounted for 68% of the revenues.

         The Company plans to drill 15 wells during 1997 and will attempt to earn interests ranging from 12.5% to 50% interest in each well it drills.

         During 1996, the Company held negotiations with several potential financial institutions and investors with the intent of securing financing necessary to provide credit facilities for the Company to support existing and future capital requirements. In December, 1996, DPI signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50% of the drilling and completion costs of four natural gas wells. As of September 30, 1997, DPI had drawn $270,000 on the credit line. It is expected that, in addition to this credit facility, DPI will acquire additional loans to develop its existing natural gas leasehold interests.

         Working capital as of September 30, 1997, was a negative $436,378, a decrease of $316,423 when compared to a negative $119,955 working capital at September 30, 1996.

         During the first nine months of 1997, and compared to the same period in 1996, the major changes in the composition of the Company's current assets were: cash balances increased $213,673 from $102,445 to $316,118; accounts receivable balances decreased $16,298 from $648,886 to $632,588; and inventories increased $574,397 from $42,837 to $617,234. Other current assets such as prepaids and notes receivable decreased $401,780 from $506,585 to $104,805 primarily due to the acquisition of Red River Hardwoods and the resulting consolidation of Red River's and Daugherty Petroleum's financial statements. The increase in inventory balances was a result of the Company's acquisition of Red River during the period. Overall, current assets increased by $369,992 from $1,300,753 to $1,670,745.

         During the first nine months of 1997, and compared to the same period in 1996, current liabilities increased $686,415 from $1,420,708 to $2,107,123. The additional long term debt currently payable relating to the acquisition of Red River Hardwoods accounted for $100,000 of the increase of $686,415.

         While management believes that the cash flow resulting in its operating revenues will contribute significantly to its short-term financial commitments and operating costs, its has developed a plan for the remainder of 1997 to meet its financial obligations. The plan includes:

         - Acquisition of revenue producing properties. In March, 1996, DPI acquired working interests in 26 oil wells and six water injection wells which contributed a net increase in revenues of $85,768 during 1996. DPI has made offers for two oil and gas properties which include producing gas wells with developmental acreage for drilling additional wells. As of the date of this document, a Letter of Intent had been signed to acquire oil and gas assets in Kentucky, Louisiana and Tennessee.

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

RESULTS OF OPERATIONS

         For the period ending September 30, 1997, the Company's gross revenues increased to $3,582,343 from $1,092,047 for the same period in 1996. The Company experienced a net loss of $1,066,994 in this period compared to a net loss of $549,527 for the same period of 1996. $200,095 of the loss for the period ended September 30, 1997, was a result of the sale of natural gas wells that were not connected to Daugherty Petroleum's gathering system and other fixed assets.

         The Company's gross revenues were derived from drilling contract revenues of $756,646 (21%); natural gas and oil operations and production revenues of $396,891 (11%); and lumber sales and product manufacturing revenues of $2,428,806 (68%).

         The increase in gross revenues was attributable primarily to the manufacturing revenues related to Red River Hardwoods. Contract revenues from drilling activities increased by $346,398 from $410,248 in the first nine months of 1996 to $756,646 in the first nine months of 1997, an increase of 84%.

         During the first nine months of 1997, total direct costs increased by $2,254,153 to $2,994,940 compared to $740,787 in the first nine months of 1997. Direct costs included Red River Hardwoods' expenses and Daugherty Petroleum's drilling costs for natural gas wells. Depreciation and amortization increased by $44,901 to $208,028 primarily due to the acquisition of Red River Hardwoods.

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

ITEM 5.           OTHER INFORMATION.

         Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------

                                                                                                       Pages
         (1)      Financial Statements, Alaska Apollo Resources Inc., and subsidiary companies--
                  Consolidated Balance Sheet
                       for the period ended September 30, 1997                                            8
                  Consolidated Statement of Profit (Loss)
                       for the period ended September 30, 1997                                            9
                  Consolidated Statement of Cash Flow
                       for the period ended September 30, 1997                                           10

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

         21       Subsidiaries of the Company:

                  -        Niagara Oil, Inc., a Kentucky corporation

                  -        Daugherty Petroleum, Inc., a Kentucky corporation

                  -        Red River Hardwoods, Inc., a Kentucky corporation

         27       Financial Data Schedule

       (b)        Reports on Form 8-K.
                  --------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.

                                      ALASKA APOLLO RESOURCES INC.

                                      By:  /s/ William S. Daugherty
                                         -----------------------------------
                                         William S. Daugherty, President

Dated: November 14, 1997

                          ALASKA APOLLO RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET
                           (UNITED STATES DOLLARS)
                           UNAUDITED

                                                  30-SEP-96        30-SEP-97
                                                 ------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS

 Cash                                            $    102,445     $    316,118
 Account Receivable                                   648,886          632,588
 Inventory                                             42,837          617,234
 Prepaid Expenses                                       5,659            7,284
 Intercompany and Other Receivable                    500,926                0
 Other Current                                              0           97,521
                                                 ------------     ------------
 Subtotal Current                                   1,300,753        1,670,745

MINING PROPERTY AND
RELATED EXPENDITURES-NET                           11,250,790       11,252,733

OIL AND GAS PROPERTIES - NET                        4,207,582        3,776,068

CAPITAL ASSETS                                        284,987        1,985,415

OTHER ASSETS
 Deferred Tax Benefit                                       0                0
 Bonds and Deposits                                    42,919           68,282
 Related Party Receivable                             107,645           51,612
 Other Assets                                               0          351,885
                                                 ------------     ------------
Subtotal Other Assets                                 150,564          471,779

NOTES RECEIVABLE                                            0                0

GOODWILL (NET OF ACCUMULATED
AMORTIZATION OF $741,610)                           1,252,696        1,362,059

INCORPORATION COSTS                                         0                0
                                                 ------------     ------------
TOTAL ASSETS                                     $ 18,447,372     $ 20,518,799
                                                 ============     ============

                                   LIABILITIES
                                   -----------
CURRENT LIABILITIES
 Bank Loan                                       $      7,000     $     57,000
 Account Payable and Accrued Liabilities            1,138,934        1,497,805
 Long Term Debt                                       274,774          510,000
 Loans Payable                                              0           42,318
                                                 ------------     ------------

Subtotal Current Liabilities                        1,420,708        2,107,123

LONG-TERM DEBT                                      1,557,053        3,857,539

DEFERRED INCOME TAXES                                   8,890                0
NON-CONTROLLING INTEREST                                    0              757
                                                 ------------     ------------
Subtotal Liabilities                                2,986,651        5,965,419

                               SHAREHOLDER EQUITY
                               ------------------
CAPITAL STOCK
Issued                                             20,459,186       20,670,461
Subscribed
Current Period Earnings                              (549,527)      (1,066,994)
Deficit                                            (4,448,938)      (5,050,087)
                                                 ------------     ------------
Subtotal Shareholder Equity                        15,460,721       14,553,380
                                                 ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDER EQUITY         $ 18,447,372     $ 20,518,799
                                                 ============     ============

                          ALASKA APOLLO RESOURCES, INC.

                          CONSOLIDATED STATEMENT OF PROFIT (LOSS)
                          (UNITED STATES DOLLARS)
                          UNAUDITED

                                     FOR THE NINE MONTH PERIOD ENDING
                                          30-SEP-96                          30-SEP-97
                                          ---------                          ---------
REVENUE

GROSS REVENUES                           $ 1,092,047             100.0%     $ 3,582,343              100.0%

Direct Costs                                 740,787              67.8%       2,994,940               83.6%
                                         -----------     -------------      -----------      -------------

GROSS PROFIT                                 351,260              32.2%         587,403               16.4%

GENERAL AND ADMINISTRATIVE COSTS

 Salaries and Wages                          198,836              18.2%         251,040                7.0%
 Consulting and Management Fees               74,268               6.8%          98,947                2.8%
 Office and General                           47,605               4.4%          73,165                2.0%
 Legal                                       113,442              10.4%         142,288                4.0%
 Travel and Entertainment                     33,485               3.1%          45,163                1.3%
 Shareholder and Investor Information         69,333               6.3%          66,632                1.9%
 Advertising and Promotion                     6,760               0.6%          32,559                0.9%
 Property and Payroll Taxes                   18,210               1.7%          23,264                0.6%
 Insurance                                    35,152               3.2%          67,491                1.9%
 Depreciation and Amortization               163,127              14.9%         208,028                5.8%
 Rent                                         24,086               2.2%          72,947                2.0%
 Accounting and Audit                         82,510               7.6%          25,394                0.7%
 Repairs and Maintenance                       5,476               0.5%           5,152                0.1%
 Licenses and Fees                            36,242               3.3%          34,894                1.0%
 Bad Debt                                          0                            133,946                3.7%
                                         -----------     -------------      -----------      -------------

SUBTOTAL-G&A COSTS                           908,532              83.2%       1,280,910               35.8%

Gain (Loss) on Asset Sales                         0               0.0%        (200,095)              -5.6%
Interest and Other Income (Expense)            7,745               0.7%        (173,392)              -4.8%
                                         -----------     -------------      -----------      -------------
INCOME BEFORE TAX                           (549,527)           -50.3%       (1,066,994)             -29.8%
 Income Tax Benefit (Expense)                      0               0.0%               0                0.0%
MINORITY PORTION                                   0               0.0%               0                0.0%
                                         -----------     -------------      -----------      -------------
NET PROFIT (LOSS) FOR CURRENT PERIOD        (549,527)           -50.3%       (1,066,994)             -29.8%
                                                         =============                       =============
DEFICIT, beginning of period              (4,448,938)                        (5,050,087)
                                         -----------                        -----------
DEFICIT, end of period                   $(4,998,465)                       $(6,117,081)
                                         ===========                        ===========
Shares Outstanding                         8,504,954                          9,498,479

EARNINGS PER SHARE                       $     (0.06)                       $     (0.11)
                                         ===========                        ===========

                          ALASKA APOLLO RESOURCES, INC.

                          CONSOLIDATED STATEMENT OF CASH FLOW
                          (UNITED STATES DOLLARS)
                          UNAUDITED

                                      FOR THE NINE MONTH PERIOD ENDING
                                                             30-SEP-96       30-SEP-97
                                                             ---------       ---------
OPERATING ACTIVITIES
 Net Income (Loss)                                           $(549,527)    $(1,066,994)
 Minority Interest                                                   0               0
 Amortization, Depreciation, Depletion and Non-Cash Items      225,596         518,385
 Change in Accounts Receivable                                (138,943)        (74,206)
 Change in Inventory                                            38,053         (36,919)
 Change in Prepaid Expenses                                      5,762               0
 Change in Intercompany and Other Accounts Receivable         (211,022)              0
 Change in Other Current Assets                                      0         (63,924)
 Change in Accounts Payable and Accrued Expenses              (212,139)         32,129
                                                             ---------     -----------
Net Cash From Operating Activities                            (842,220)       (691,529)

FINANCING ACTIVITIES
 Issue of Capital Stock                                        390,996         149,991
 Change in Notes Payable                                      (147,207)              0
 Change in Loan Payable                                        699,383         395,443
                                                             ---------     -----------
Net Cash from Financing Activities                             943,172         545,434

INVESTING ACTIVITIES
 Change in Related Receivables                                       0            6692
 Change in MiningResourceiProperties                           (39,328)              0
 Change in Oil and Gas Properties                             (212,143)        394,627
 Change in Capital Assets                                       73,886          32,059
 Change in Other Assets                                        (22,769)       (217,733)
 Change in Note Receivable                                      17,556               0
 Change in Retained Earnings                                    45,311               0
                                                             ---------     -----------
Net Cash From Investing Activities                            (137,487)        215,645
                                                             ---------     -----------
CHANGE IN CASH                                                 (36,535)         69,550

CASH, BEGINNING OF PERIOD                                      138,980               0
                                                             ---------     -----------
CASH, END OF PERIOD                                          $ 102,445     $    69,550
                                                             =========     ===========