Form 10KSB40
period 1997-12-31
ALASKA APOLLO RESOURCES INC
filed 1998-04-15
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

 [X]             ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

 [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-12185

                          ALASKA APOLLO RESOURCES INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        BRITISH COLUMBIA                               NOT APPLICABLE
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION

                        131 PROSPEROUS PLACE, SUITE 17-A
                         LEXINGTON, KENTUCKY 40509-1844
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (606) 263-3948.

                             ----------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, NO PAR VALUE PER SHARE.

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X. NO .

         CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

         THE ISSUER REVENUES FOR THE YEAR ENDED DECEMBER 31, 1997 WERE
$4,846,157.

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF APRIL 6, 1998 WAS: $3,987,632.

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF MARCH 2, 1998, WAS: 9,821,754.

         DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

         Alaska Apollo Resources Inc. (the "Company" or the "Registrant") is a diversified natural resources company with assets in oil and gas, gold prospects, and a hardwood manufacturing facility. Originally formed in 1979 to develop gold properties in Alaska, the Company, through its 1993 acquisition of Daugherty Petroleum, Inc., has acquired substantial oil and gas interests in the Appalachian and Illinois Basins. In 1996, Daugherty Petroleum, Inc. concluded its acquisition of an 80 percent interest in Red River Hardwoods, Inc., a lumber drying and dimensional hardwood manufacturing facility based in Kentucky.

         The Company's strategy is to continue to expand its base in natural resources in the eastern part of the United States. To implement this strategy, the Company emphasizes the following elements:

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

FORWARD-LOOKING STATEMENTS

         This Report on Form 10-KSB contains certain forward-looking statements, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: adverse changes in the industries the Company participates in, commodity price risk, environmental risk, competition, the impact of present or future environmental legislation and compliance with environmental risk, competition, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, the availability and replacement costs for rig related equipment, spare parts and supplies, financing costs, changes in operating expenses, attraction and retention of skilled employees, adverse changes in applicable tax laws, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, acts of war, and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect Future events or developments.

OIL AND GAS EXPLORATION AND PRODUCTION

         The Company is engaged through Daugherty Petroleum, Inc., which was incorporated in 1984, in the business of acquiring properties for the exploration and development of oil and gas, including lease acquisitions, participation in ventures involving other oil and gas companies and investors, and in farmins from other producers. Daugherty Petroleum, Inc. performs these services on behalf of the Company, investors in specific programs, and on a turnkey basis for other oil and gas companies. Daugherty Petroleum, Inc. has also acquired producing properties, both to operate and to resell. These acquisitions often require workover attempts and the purchase of these properties is usually based upon an assumed return on investment to the Company of four years or less. During 1997, the Company acquired mineral leases in its area of operations and expanded its reserve base through the drilling of 12 natural gas wells.

         Daugherty Petroleum, Inc. continues to construct a natural gas pipeline gathering system and in 1997 completed 37,000 feet in the Appalachian Basin. This system has allowed Daugherty Petroleum, Inc. to extend its operations and will allow further exploration into areas previously inaccessible to pipeline gathering systems.

         Daugherty Petroleum, Inc. is active in gas exploration, development and production in the western edge of the Appalachian Basin in eastern and southeastern Kentucky. The Appalachian Basin, which has relatively shallow production, is the oldest and, geographically, one of the largest producing regions in the United States. In the Appalachian Basin, Daugherty Petroleum, Inc. operates gas wells in Whitley and Knox Counties, Kentucky. The wells range between 1,500 and 4,000 feet in depth with daily production ranging between 20 and 200 Mcf per day. The gas produced in the fields is of a good quality and dry. The proximity of the gas fields to the northeastern United States market has generally resulted in higher than average natural gas prices.

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

         Daugherty Petroleum, Inc. owns a net 9.4 Bcf or its equivalent of proven natural gas reserves. The Company purchased .449 Bcf gas reserves in 1997 from Equitable Resources Energy Company. The Company sold its interests in 28 gas wells that contained 0.597 Bcf. For information relating to Daugherty Petroleum, Inc.'s proven reserves and proven undeveloped reserves, see the Consolidated Financial Statements incorporated by reference in Item 8 hereof.

         Dominion Reserves, Inc. On June 16, 1995, Daugherty Petroleum, Inc. signed a joint venture agreement with Dominion Reserves, Inc. to drill 15 wells in Knox County, Kentucky. The agreement also gave Dominion Reserves, Inc. a first option to drill additional wells in an area of mutual interest with the Company. Fourteen wells have successfully been drilled and the remaining one well will be drilled in 1998.

         Los Alamos National Laboratory and University of Houston's Oil Recovery Center Research Project. On September 5, 1995, the Company signed a Cooperative Research and Development Contract with Los Alamos National Laboratory and the Regents of the University of California. The scope of the new contract is to "investigate the design of a development drilling program for gas fields." The Company continues to transmit data on field geology and well production to the Los Alamos Laboratory for digitization. After all the information is obtained and digitized, analysis will be performed to study areas for potential development and assist the Company in selecting drilling locations for greater enhancement of natural gas reserves.

         Equitable Resources Energy Company Farmout Agreement. On April 12, 1996, Daugherty Petroleum, Inc. entered into a Farmout Agreement with Equitable Resources Energy Company to develop 5,400 acres in Knox and Bell Counties, Kentucky. On October 3, 1997, Daugherty Petroleum, Inc. exercised its right pursuant to the terms of the farmout, to acquire an additional block of 8,500 acres contiguous to the original farmout acreage. Daugherty

Petroleum, Inc. has negotiated drilling programs totaling 120 wells, some of which will be drilled on the farmout acreage. To date, 14 wells have been successfully drilled on the farmout acreage.

         Enron Capital & Trade Reserves, Inc. On December 11, 1996, Daugherty Petroleum, Inc. entered into a loan agreement with Joint Energy Development Investments Limited Partnership, a Delaware limited partnership managed by Enron Capital & Trade Resources, Inc., to fund four wells to be drilled on the EREC farmout acreage during the first quarter of 1997. On March 21, 1997, Daugherty Petroleum, Inc. drew the initial funds on the line of credit.

         Environmental Energy, Inc. Oil and Gas Assets Acquisition. On November 3, 1997, Daugherty Petroleum, Inc. signed a Letter of Intent to acquire oil and gas producing properties and to enter into an extensive oil and gas exploration and financing program with Environmental Energy, Inc. The Agreement provides that the Company issue 6,000,000 shares of convertible Preferred Stock for oil and gas assets located in Kentucky, Louisiana and Tennessee. The preferred stock is convertible to common stock on a share-for-share basis within two years. Also, Alaska Apollo will issue warrants for 6,000,000 shares of the Common Stock. Half will be exercisable at $1.00 per share and the remaining 3,000,000 will be exercisable at $1.25 per share.

         Environmental Energy, Inc. Agreement to Build Utility Franchise. On November 3, 1997, Daugherty Petroleum, Inc. signed an agreement to build and operate a natural gas utility in Southern Kentucky that is owned by Environmental Energy and its affiliates. Under the Agreement, Daugherty Petroleum, Inc. will be responsible for the design installation, construction and subsequent operation of the utility. Alaska Apollo will issue two million options to Environmental Energy for Environmental's contribution of easements and engineering. The options are exercisable at $1.00 per share and will expire in 2002.

         Niagara Oil, Inc. During 1996, Daugherty Petroleum, Inc. entered into an agreement to sell its subsidiary, Niagara Oil, Inc. and to perform certain rework services on the wells and waterflood equipment. The agreement requires Daugherty Petroleum, Inc. to conclude negotiations with the United States Environmental Protection Agency relating to the terms of an Administrative Order, necessitated by violations of the prior operator, while detailing future operations of the wells. The EPA has tendered a draft Administrative Order and Daugherty Petroleum, Inc. has delivered its response. It is anticipated that, following public hearing, the Administrative Order will be issued and Daugherty Petroleum, Inc.'s sale of Niagara Oil, Inc. will be consummated during mid 1998.

         Production and Sales. During 1997, thirty-one percent of the Company's operating revenues were derived from its oil and gas related activities. The Company's oil and gas gross revenues totaled $1,515,208 and were comprised of turnkey contract revenues of $1,116,890 (69 percent); oil and gas production revenues of $304,775 (20 percent); and operating revenues of $93,543 (six percent). Gas sales are dependent on a variety of factors beyond the control of the Company, including competition with other gas suppliers, seasonal demand for gas and access to gas markets through transportation systems owned by third parties. The Company sells its natural gas production on one and two year sales contracts. During the past several years there had been a worldwide surplus of oil that placed downward pressure on oil prices.

         Productive Wells and Acreage. Daugherty Petroleum, Inc. owns fractional working interests (cost bearing interests) in 74 gross (25 net) producing gas wells and in 48 gross (17.4 net) producing oil wells. The majority of Daugherty Petroleum, Inc.'s gas production is located in southeastern Kentucky, in Whitley and Knox Counties. Oil production is located primarily in Henderson and Hopkins Counties in the western Kentucky portion of the Illinois Basin.

         A "gross well" is a well in which the Company owns a working interest. A "net well" is deemed to exist when the sum of the fractional working interests owned by the Company in gross wells equals one.

         As of December 31, 1997, Daugherty Petroleum, Inc., owned natural gas and oil mineral leases covering 36,000 gross (30,600 net) acres of land. In 1997, Daugherty Petroleum, Inc. had a budget of $50,000 for drilling exploratory wells, and $450,000 for drilling developmental wells.

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

         Drilling Activity. During 1997, Daugherty Petroleum, Inc., participated in the drilling of twelve gross (3.24 net) wells and the deepening of one existing well. All of these wells were completed as wells capable of producing gas or oil in commercial quantities.

         Natural Gas and Oil Reserves. The following table sets forth information as to the Company's proved and proved developed reserves of natural gas and oil and of December 31, 1997, 1996, 1995, 1994, and 1993:

                                                                   GAS                           LIQUIDS
         TOTAL PROVED RESERVES AS OF:                             (MCF)                                 (BBL)
         ----------------------------                             -----                                 ------

         December 31, 1997                                     9,379,587                          68,744
         December 31, 1996                                    14,509,433                         285,252
         December 31, 1995                                    10,353,988                         201,491
         December 31, 1994                                     7,844,657                         130,912
         December 31, 1993                                       970,753                         171,388


         As used herein, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, and the term "Bbl" means barrel. Liquids include crude oil, condensate and natural gas liquids.

         The 1997 oil and gas reserves were prepared by Wright and Company, Inc., Nashville, Tennessee. The 1995 and 1996 oil and gas reserves were prepared by the Company. No estimates of the Company's proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency.

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

         Marketing. The revenues generated by the Company's exploration and production operations are highly dependent upon the prices of, and demand for, natural gas, and to a lesser extent, crude oil. For the last several years, prices of natural gas and crude oil have reflected a worldwide surplus of supply over demand. The Company saw higher prices for its natural gas beginning in 1996 and in December 1997, signed a one year contract for up to 1.5 MMcf per day at $2.47 per Mcf. The Company's efforts to expand its gathering system has improved its access to new markets where prices more closely reflect the Appalachian hub prices received by other operators in the Appalachian Basin.

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

         Most of the Company's natural gas production is sold to Southern Gas Company. A gas market is available through other potential customers, including The Wiser Oil Company and Delta Natural Gas Company. The Company sells approximately 60 percent of its crude oil production to Indiana Farm Bureau, Inc., with the balance being sold to refineries such as Marathon Oil, South Kentucky Purchasing and Bear Creek Oil. The Company believes that the loss of any purchaser of the Company's oil and gas production would not have a materially adverse affect on the Company.

         Competition. The oil and gas industry is highly competitive. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties. The Company's competitors include major integrated oil and gas companies, numerous independent oil and gas companies, individuals, and drilling and income programs. Many of the Company's competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for, and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

GOLD AND SILVER PROPERTIES.

         The Company's mining properties are located on the southeastern end of Unga Island in the Shumagin Islands group of the Aleutian Islands, approximately 579 miles southwest of Anchorage, Alaska. The mining properties cover over 381 acres, and are situated on 15 federal patented lode claims and one federal patented millsite claim (the "Apollo- Sitka Claims," which consist of approximately 280 acres) and six State of Alaska mining claims (the "Shumagin Claims," which consist of approximately 101 acres). A three mile road connects the two claim groups.

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

         The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce in United States dollars on the London Bullion Market:

                                              YEAR ENDED DECEMBER 31
                                              ----------------------

                          1997              1996              1995              1994             1993
                          ----              ----              ----              ----             ----

         High             $361              $415              $396              $396             $409

         Low              $283              $368              $372              $371             $326

         Average          $322              $391              $384              $384             $360

         Factors in Bringing a Mineral Project into Production. The Company's decisions as to whether the mining properties contain mineable ore deposits and whether any property should be placed in production will depend on the results of phased exploration programs and feasibility studies, the recommendations of management and technical support, and the willingness and capability of the Company's co-venturers or other participants to proceed. This decision will involve consideration and evaluation of several significant factors, including, but not limited to (i) costs of bringing a property into production, including exploration, preparation of feasibility studies, development work, and the construction of exploration, development, and production mine/mill facilities;
(ii) availability and costs of financing; (iii) production costs; (iv) metal market prices; (v) compliance requirements for environmental and mine safety and health regulations; and (vi) political climate and governmental regulations. Exploration and development of the properties may be expensive and take a number of years. There is no assurance that the Company, its co- venturers, or other participants will have the necessary funds for any of these activities.

THE MINING CLAIMS

         The Apollo-Sitka Claims and Millsite. Development of the Apollo-Sitka Claims started in 1887. The Claims were in production from 1891 through 1904. During this period, 500,000 tons of ore were extracted with a recovery of approximately 145,138 equivalent ounces of gold (0.29 ounces of equivalent gold per ton). Approximately 17,000 feet of underground working were driven during the mining of and search for oxide gold ore. A 60 stamp mill, located on the property, recovered approximately 75 to 80 percent of the gold contained in the oxide ore. Low recoveries of the lead, zinc, and copper sulfides contained in the ore were made. Mining operations were shut down in 1904 after the free-milling oxide reserve was depleted and exploratory work discovered only precious metal-bearing copper-lead- zinc sulfide ores, which were uneconomical to process with mill technology available at the time. The development of the flotation mineral recovery process and improvements in that process over the years may possibly have rendered the current Apollo-Sitka reserves and indicated resources economical at current metal prices, although the Company has made no efforts to determine the viability of the Apollo-Sitka Claims.

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

         Apollo-Sitka Reserves. The following table sets forth information as to the Company's probable reserves of gold and silver as of December 31, 1996, with respect to the Apollo-Sitka Claims:

                                   APOLLO-SITKA INDICATED RESOURCES AND RESERVES


         BLOCK               OUNCES PER TON                Gold                    Silver              Classification
         -----               --------------                ----                    ------              --------------
Apollo (1)                      2,250,000                  0.145(2)                 8.0              Indicated Resource

Sitka (3)
             A                    7,000                    0.203                    2.67                   Proven
             B                    1,650                    0.188                    2.42                   Proven
             C                    8,150                    0.131                    1.73                   Proven
                                  -----                    -----                    ----
Total/Average                    16,800                    0.167                    2.19
                                 ======

             D                    1,560                    0.212                    2.85                  Probable
             E                    2,390                    0.096                    1.45                  Probable
             F                    3,680                    0.002                    0.22                  Probable
             G                   14,670                    0.001                    1.02                  Probable
                                 ------                    -----                    ----
Total/Average                    22,300                    0.026                    1.06
                                 ======

-----------------------

(1) Based solely on Frank R. Brown's report, APOLLO CONSOLIDATED GOLD MINING COMPANY, 1935. Mr. Brown classified the reserve as "Probable." The reserve is re-classified as an INDICATED RESOURCE, which conforms to current guidelines for reporting resources and reserves.

(2) Based on the assumption that Mr. Brown used a $20.67 per ounce gold price in his 1935 report.

(3)      Alaska Apollo Gold Mines, Ltd., internal report, December 1983.

         The Shumagin Claims. The Shumagin Claims are located approximately 2.5 miles north of the Apollo-Sitka Claims and consist of six State of Alaska mining claims. They are connected to the Apollo-Sitka Claims by a three- mile road. Gold and silver mineralization was encountered on the Shumagin Claims in 1983, when the Company diamond drilled 3,190 feet. From its discovery in 1983 to December 31, 1995, management estimates that the Company has spent $5.5 million on exploration of the Shumagin Claims. Funds for this exploration were provided by a party interested in the exploration of the claims (approximately $350,000 in 1989) and the balance through the sale of the Company's Common Stock in 1983 ($3,002,272), 1985 ($416,305) and 1987 ($1,613,382).

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

                                      SHUMAGIN RESERVES (UNCUT AND UNDILUTED)

                                                            OUNCES PER TON                          OUNCES
                                                            --------------                          ------

                                 TONS                GOLD               SILVER               GOLD              SILVER
                                 ----                ----               ------               ----              ------
Drill/Trench Inferred           149,283             0.891                4.24              133,005             633,081
Inferred                        131,052             0.700                3.00               91,755             392,794
                                -------             -----                ----               ------             -------
Total/Average                   280,335             0.802                3.66              224,760            1,025,875
                                =======                                                    =======            =========

         The Shumagin reserve estimate was prepared by Edward O. Strandberg, Jr., P.E., independent consulting mining engineer and documented in a report dated March 30, 1995. Since March 30, 1995, no major favorable or adverse event has occurred which the Company believes significantly affects or changes estimated reserve quantities as of that date except for the lower market price of gold.

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

RED RIVER HARDWOODS, INC.

         On November 18, 1996, pursuant to a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, Daugherty Petroleum, Inc. acquired an 80 percent interest in Red River Hardwoods, Inc., a lumber dimension production facility located in Clay City, Kentucky. Red River Hardwoods, Inc. produces rough semi-machined and fully-machined wood component products for the construction and furniture industries. These components include interior trim and mouldings, hardwood flooring, and furniture parts. The Company purchases green lumber from local saw mills and kiln dries the lumber used in its operations.

         Subsequent to the bankruptcy, Daugherty Petroleum, Inc., assigned 20 percent of the outstanding common stock in the Company, or 4,000 shares, to Shareholder Trio Growth Trust. Additionally, Trio Growth Trust was granted an option to acquire 2,660 additional shares of common stock, to bring its percentage ownership to 33.3 percent.

EMPLOYEES

         At December 31, 1997, the Company employed 65 persons.

ITEM 2.  PROPERTIES.

         In addition to the properties discussed above with respect to each business segment, the Company leases office space in Lexington, Kentucky, for its executive offices pursuant to a lease which will expire in June 1997. The Company maintains customary compensation, liability, and property insurance for all of its operations, which also includes well coverage for oil and gas exploration and production activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock trades on the Nasdaq SmallCap Market in the United States. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1997, the Company was authorized to issue 20,000,000 shares of the Common Stock, of which there were issued and outstanding 9,821,754 shares. No dividends were declared or paid during 1997.


                        DEC. 31,    SEPT. 30,      JUNE 30,     MAR. 31,     DEC. 31,     SEPT. 30,     June 30,      Mar. 31,
   QUARTER ENDED          1997         1997          1997         1997         1996          1996         1996          1996
   -------------          ----         ----          ----         ----         ----          ----         ----          ----
Low Bid Price            0.375        0.375         0.500        0.281        0.125          0.25        0.3125        0.4375
High Bid Price           0.219        0.281         0.406        0.281        0.3125        0.4375       0.5625       0.53125

         As of March 31, 1998, the high and low bids with respect to the price of the Common Stock were $0.281 and $0.250, respectively. The Nasdaq SmallCap Market quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

         As of December 31, 1997, there were 2,890 holders of record of the Common Stock, of whom 2,809 were United States shareholders holding a total of 8,174,917 shares or approximately 83.23 percent of the issued and outstanding shares of the Common Stock.

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


                                                                            YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------------

INCOME STATEMENT DATA:                       1997              1996(2)              1995              1994              1993 (1)
                                             ----              ----                 ----              ----              ----
     Gross Revenues                       $4,846,157        $2,147,606           $2,052,222        $2,458,835           $71,838
     Direct Expenses                       4,156,795         1,437,958            1,660,043         1,156,648               -0-
     Operating Income (loss)              (1,708,411)         (742,107)          (1,437,437)         (173,335)         (258,861)
     Income (loss) From
          Continuing Operations           (1,708,411)         (733,973)          (1,440,03)          (174,832)         (251,026)
     Per Share Income
          (Loss from Continuing Oper.)        ($0.19)           ($0.09)              ($0.19)           ($0.02)           ($0.06)
CASH FLOW DATA:
     Capital Expenditures                    682,775           473,325              197,354         3,781,088         2,734,235
BALANCE SHEET DATA:
     Working Capital                      (1,478,498)         (527,308)            (692,600)          226,174           228,212
     Property & Equipment, net            17,136,154        17,646,004           15,657,153        15,678,048        12,019,231
     Total Assets                         21,262,670        20,882,719           18,220,555        18,701,045        14,383,366
     Current Maturities of
          Long-Term Debt                     652,071           399,889              218,458            86,304            66,052
     Long-Term Debt                        3,263,209         3,561,254              913,986           849,025           687,760
     Stockholders' Investment             14,017,795        15,292,247           15,573,940        16,730,196        13,337,171

--------------------

(1)  Financial data for 1993 reflects the acquisition of Daugherty Petroleum, Inc. by the Company.
(2)  Financial data for 1996 reflects the acquisition of Red River Hardwoods, Inc. by the Company effective
     November 17, 1996.
(3)  Financial data for 1997 reflects the consolidation of Red River Hardwoods, Inc. financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements incorporated by reference in Item 8 hereof.

RESULTS OF OPERATIONS

Fiscal 1997 - 1996

         With the acquisition of Daugherty Petroleum, Inc. in the fourth quarter of 1993, the Company began a strategy of aggressively acquiring natural gas and oil properties in southeastern and western Kentucky. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base which includes natural resources other than its prospective gold and silver mining properties and has also increased the Company's asset base. During 1997, management continued to invest in areas it deemed critical in developing an infrastructure suitable to support its future growth. These areas included ongoing expenses in management, professional and operational personnel and other expenses deemed necessary to position the Company for future acquisitions and financing. Also, on November 17, 1996, Daugherty Petroleum, Inc. acquired an 80 percent interest in Red River Hardwoods, Inc., a dimensional hardwood manufacturing company.

         Historically, the Company's revenues have been realized from two primary sources. The first is from its interests in the producing natural gas and oil wells it operates and in which it owns interests. The second source of revenue for the Company has been derived from its activities as "turnkey driller" and operator for various drilling programs in its geographic area. During 1996 and 1997, Daugherty Petroleum, Inc. reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. In 1997, approximately 23.05 percent of the Company's revenues were derived from joint venture and partnership drilling. Natural gas and oil operations and revenues accounted for 8.22 percent of the revenues. Lumber sales and manufacturing sales related to Red River Hardwoods, Inc. accounted for 68.73 percent.

         For the year ending December 31, 1997, the Company's gross revenues increased 125.65 percent to $4,846,157 from $2,147,606 for the same period in 1996. The Company's gross revenues were derived from turnkey contract revenues of $1,116,890 ( 23.05 percent); natural gas and oil production revenues of $304,775 (6.29 percent); operating revenues of $93,543 (1.93 percent); and lumber sales of $3,330,949 (68.73 percent). The increase in gross revenues was attributable primarily to an increase in lumber sales related to Red River Hardwoods, Inc. Lumber sales increased by $2,626,175 from $704,774 in 1996 to $3,330,949 in 1997. Contract revenues from turnkey drilling activities increased by $89,239 from $1,027651 in 1996 to $1,116,890 in 1997.
The Company concentrated on developing drilling prospects for its own drilling efforts during 1997.

         During 1997, total operating expenses were $2,397,780 compared to $1,451,755, for an increase of $946,025. Consulting and management fees increased by $94,513 due to additional out-sourcing and management bonuses. Goodwill increased by $28,359 to $210,467 due to Red River Hardwoods, Inc. Legal fees increased due to the Company's decision to proceed with moving the Company's domicile from British Columbia to Delaware.

         The Company experienced a net loss of $1,708,418 in 1997 compared to a net loss of $733,973 in 1996. The increase in net loss was primarily a result of increased interest, consulting, promotional expenses, and losses on disposition of assets.

         The Company believes there are four factors that will increase its revenues and reduce losses. First, the natural gas gathering systems completed in 1997 and currently under construction will allow the Company to increase its natural gas flow. Second, the drilling contracts signed in late 1997 and 1998, and Letters of Intent to drill up to 120 wells will allow the Company to increase both its turnkey contract revenues and its natural gas production revenues. Third, natural gas prices in Appalachia have remained strong for 1998, and Daugherty Petroleum, Inc. signed a one year gas sales contract for 1998 production for $2.47 per MCF. Fourth, Red River Hardwoods, Inc., an 80 percent owned subsidiary, has experienced increased sales in the first quarter of 1998.

Fiscal 1996 - 1995

         For the year ending December 31, 1996, the Company's gross revenues increased 4.65 percent to $2,147,606 from $2,052,222 for the same period in 1995. The Company's gross revenues were derived from turnkey contract revenues of $902,140 (42.01 percent); natural gas and oil production revenues of $458,618 (21.35 percent); operating revenues of $82,074 (3.8 percent); and lumber sales of $704,774 (32.82 percent). The increase in gross revenues was attributable primarily to an increase in lumber sales related to Red River Hardwoods, Inc.. Lumber sales increased by $476,581 from $228,303 in 1995 to $704,774 in 1996.
Contract revenues from turnkey drilling activities declined by $377,975 from $1,280,115 in 1995 to $902,140 in 1996. The Company concentrated on developing drilling prospects for its own drilling efforts in the last half of 1996, therefore, reducing prospects available for drilling partnerships.

         During 1996, total operating expenses were $1,451,755 compared to $1,829,616, in 1995 for a decrease of $377,861. Total operating expenses included Red River Hardwoods, Inc.'s expenses from November 18, 1996, the date of the acquisition, to year end 1996. Consulting and management fees decreased by $114,872. Goodwill amortization increased marginally by $3,152 to $182,108 due to the acquisition of Red River Hardwoods, Inc. Legal fees and advertising and promotion expenses decreased due to the Company's decision not to sponsor a year end drilling program.

         The Company experienced a net loss of $733,973 in 1996 compared to a net loss of $1,440,003 in 1995. The decrease in net loss was primarily a result of increased revenues as a result of lumber sales related to Red River Hardwoods, Inc. and decreased expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital for the period ending December 31, 1997, was a negative $1,478,498, compared to the same period in 1996, when working capital was a negative $527,308.

         During 1997, the major changes in the composition of the Company's current assets were: cash balances increased $968,470 from $271,090 to $1,239,560; accounts receivable balances decreased $198,606 from $692,328 to $493,722; inventories increased $97,829 from $580,315 to $678,144; and other current assets such as prepaids and notes receivable increased $10,402 from $51,760 to $64,662. The increase in cash balances was a result of prepaid drilling money received late in 1997.

         Current liabilities increased $1,957,796 from $1,996,790 to $3,954,586. The major components of this growth were from the Company's increase in the current portion of long term debt by $252,182 from $399,889 to $652,071, an increase in accounts payable, prepaid drilling monies and accrued liabilities of $1,718,114 from $1,518,301 to $3,236.415. Prepaid drilling monies accounted for $1,403,306 of this increase. Short term bank loans decreased $12,500 from $78,600 to $66,100.

         During 1997, the Company held negotiations with several financial institutions and potential investors with the intent of securing financing necessary to provide credit facilities for the Company to support existing and future capital requirements. In December, 1996, Daugherty Petroleum, Inc. signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50 percent of the drilling and completion costs of four natural gas wells. As of December 31, 1997, Daugherty Petroleum, Inc. owed $197,647 on this credit line. It is expected that, in addition to this credit facility, Daugherty Petroleum, Inc. will secure additional loans to develop its existing natural gas leasehold interests. The Company will see increased natural gas revenue when pipeline facilities are installed to allow gas flow from wells drilled in 1997 that have not been connected to the gas gathering system.

         In 1997, operating capital was improved by the issuance of 1,086,467 shares of Common Stock valued at $457,974 in lieu of cash payments to various consultants for services rendered. These shares reflected a total value of $457,974 and were issued, without discount, at market bid prices ranging from $
0.38 to $0.50 per share under Form S-8 registration statements filed by the Company.

         While management believes that the cash flow resulting in its operating revenues will contribute significantly to its short-term financial commitments and operating costs, its has developed a plan in 1998 to meet its financial obligations. The plan includes:

         * Installation of additional natural gas gathering system. The Company plans to expand its natural gas pipeline by 45,000 feet in 1998. The extension will allow for substantially more natural gas to be transported to market from wells drilled on farmouts acquired from Equitable Resources Corporation.

         * Additional funding for Red River Hardwoods, Inc. The Company is negotiating additional inventory loans for Red River Hardwoods, Inc. that will allow it to increase its inventory, thereby increasing its revenues.

         The Company plans to drill 36 wells during 1998 and will attempt to earn interests ranging from 12.5 percent to 50 percent interest in each well it drills. The Company's interest in these wells is expected to be financed by an energy lender.

         Due to losses experienced by the Company in 1997, it did not utilize any of the net operating loss carryforwards available to it for U.S. and Canadian tax purposes. As of December 31, 1997, the Company has $6,678,358 in net loss carry-forwards in the U.S. that will expire from 1998 through 2012. In addition, for Canadian federal tax purposes, these carry-forwards are Canadian $1,796,142 and expire at periods through 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item 8 appears on pages 26 through 48 of this Report, and is incorporated herein by reference.

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

               NAME                    Age                     Position                       Director Since
               ----                    ---                     --------                       --------------
William S. Daugherty                   43       Chairman of the Board, President
                                                and Chief Executive Officer                   September 1993
James K. Klyman                        43       Director                                         May 1992
Charles L. Cotterell                   73       Director                                        June 1994
D. Michael Wallen                      43       Vice President and Secretary                   January 1997
Daryl J. Greattinger                   43       Chief Financial Officer                         June 1997

          A description of the business experience during the past several years for each of the directors and executive officers of the Company and certain significant employees of the Company is set forth below.

         William S. Daugherty, age 43, has served as Director, President and Chief Operating Officer of the Company since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum, Inc. since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of the Company. Mr. Daugherty is past president of the Kentucky Oil and Gas Association and the Kentucky Independent Petroleum Producers Association. Mr. Daugherty also serves as the Governor's Official Representative to the Interstate Oil and Gas Compact Commission.

          James K. Klyman, age 43, has been a director since May 1992. For the past six years Mr. Klyman has been a computer software designer and programmer specializing in applied information technology.

          Charles L. Cotterell, age 73, has been a director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States. He is vice president at Konal Engineering Company, Ltd., is a past director Mariner Mines, Ltd., Industrial Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

          D. Michael Wallen, age 43, joined Daugherty Petroleum, Inc. in March 1995 as Vice President of Engineering and was elected a Vice President of the Company in March 1997. Prior to joining the Company, Mr. Wallen served as the Director of the Kentucky Division of Oil and Gas for six years. Prior to serving as Director of the Kentucky Division of Oil and Gas, he worked as well drilling and completion specialist and as a gas production engineer in the Appalachian Basin for various operating companies.

          Daryl Greattinger, CPA, age 43, joined the Company and has served as Chief Financial Officer since June 1997. For the past fifteen years, Mr. Greattinger has been the owner and a practicing accountant of Greattinger and Crowley, a CPA practice located in Monticello, Kentucky. Previously, Mr. Greattinger held accounting positions at Petro 7, Inc., an independent oil and gas company, and International Harvester.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Directors, officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 11.           EXECUTIVE COMPENSATION.

         The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 1996, 1995 and 1994 for services in all capacities rendered to the Company by William
S. Daugherty, the Chief Executive Officer of the Company. There was no other person serving as an executive officer of the Company at December 31, 1997, whose total annual salary and bonus exceeded $100,000.

                                            SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                                                              -------------------        ----------------------
NAME AND PRINCIPAL POSITION                 YEAR              SALARY            BONUS ($)        OPTIONS #
---------------------------                 ----              ------            ---------        ---------
William S. Daugherty                        1997                75,000          12,500(1)         2,000,000(3)
 Chairman and President                     1996                86,538            -0-               200,000(4)
                                            1995               100,000          19,000(2)           400,000(5)

(1)      The bonus was in the form of 25,000 shares of the Common Stock valued at $0.50 (U.S.) per share. The shares represent bonuses approved by the Board of Directors on June 25, 1997. The shares were issued June 27, 1997.

(2)      The bonus was in the form of 50,000 shares of the Common Stock valued at $0.38 (U.S.)per share. The shares represent bonuses approved by the Board of Directors in February and December 1995 for the years 1994 and
         1995. The shares were issued July 18, 1996.

(3)      These options were approved on March 7, 1997 by the Board of Directors pursuant to the Alaska Apollo
         Resources Inc. 1997 Stock Option Plan, are exercisable at $0.309375 (U.S.) per share and vest over a five (5)
         year period with 355,555 vesting during 1997. the options expire on March 6, 2002. Vesting is subject to Mr.
         Daugherty's continued employment.

(4)      These options were approved on June 28, 1996 by the Board of Directors and are exercisable at $1.00 (U.S.)
         per share. The options vest over a four (4) year period and expire five (5) years from the date of vesting.
         Vesting is subject to Mr. Daugherty's continued employment.

(5)      These options were approved on December 27, 1995 by the Board of Directors and are exercisable at $1.00
         (U.S.) per share. The options vest over a four (4) year period and expire five (5) years from the date of vesting. Vesting is subject to Mr. Daugherty's continued employment.

         While the officers of the Company receive benefits in the form of certain perquisites, the individual identified in the foregoing table has not received perquisites which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

OPTION GRANTS IN 1997

         The following table provides details regarding the stock options indicated in the Summary Compensation Table as having been granted to the named executive officer in 1997. In addition, in accordance with the rules of the Commission, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of five percent and 10 percent from the date the options were granted over the full five-year term of the options. No gain to the optionees is possible without an increase in the stock price which will benefit all shareholders proportionately.

                                                                       POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                       ANNUAL RATES OF STOCK PRICE APPRECIATION
                  INDIVIDUALS GRANTS                                            FOR OPTION TERMS (1)

---------------------------------------------------------------     -------------------------------------------
                                                   PERCENT OF
                                                 TOTAL OPTIONS
                           NUMBER OF SHARES        GRANTED TO        EXERCISE OR
                              UNDERLYING           EMPLOYEES          BASE PRICE       EXPIRATION         5%         10%
         NAME              OPTIONS GRANTED          IN 1997         ($ PER SHARE)      DATE              ($)        ($)
         ----              ---------------          -------         ------------     --------          --------     -----
W.S. Daugherty (2)            2,000,000              93.02%           $0.309375        12-31-2007      $180,202      $389,429

---------------

(1)  These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises or stock holdings are dependent on the future performance of the shares of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(2)  On June 25, 1997, the Board of Directors of the Company authorized the granting of incentive stock options covering
     2,000,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in increments of 355,555 on March 7, 1997 and January 1, 1998, 1999, 2000, and 2001, with a final increment of 222,225 on January 1, 2002. All options authorized in favor of Mr. Daugherty in 1997 are exercisable at $0.309375 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. As of April 10, 1998, these options have not been issued; however, the Company is obligated to issue them to Mr. Daugherty.

         The following table shows the number of shares of the Common Stock underlying all exercisable and non- exercisable stock options held by the named executive officer as of December 31, 1997.

                                     AGGREGATED FISCAL YEAR-END OPTION VALUES

                                    NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED IN-THE-MONEY
                                   OPTIONS AT FISCAL YEAR-END (#)           OPTIONS AT FISCAL YEAR-END ($)
                                  -------------------------------      -----------------------------------
         NAME                       EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
         ----                       -------------------------          -------------------------
WILLIAM S. DAUGHERTY                805,555/1,994,445                  $1289/$5961(1)

--------------

(1) The closing market price for the shares of Common Stock at December 31, 1997 was $0.313. Only the options granted in 1997 to Mr. Daugherty were in-the-money as of the end of the fiscal year.


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

COMPENSATION OF DIRECTORS

         The Company compensates its non-employee directors for their services to the Company in the form of S-8 stock. The Company also reimburses its directors for expenses incurred in attending board meetings. The Company paid the non-employee directors the following amounts during fiscal year 1997:
Charles L. Cotterell and James Klyman (formerly Klyman-Mowczan) each received 5,000 shares of common stock valued at $0.50 (U.S.) per share. Further, the Company has granted options to acquire shares of the Common Stock to the following current directors of the Company, other than Mr. Daugherty: Charles L. Cotterell and James Klyman (formerly Klyman-Mowczan) each received options for 10,000 shares of the Common Stock exercisable at $0.65 (U.S.) per share which vested on June 25, 1997 and expire on June 24, 2002.

                                     AGGREGATED FISCAL YEAR-END OPTION VALUES

                                    NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED IN-THE-MONEY
                                   OPTIONS AT FISCAL YEAR-END (#)           OPTIONS AT FISCAL YEAR-END ($)
                                  -------------------------------      -----------------------------------

         NAME                       EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE (1)
         ----                       -------------------------          ----------------------------
James K. Klyman                             40,000/0                              -0-
Charles L. Cotterell                        40,000/0                              -0-

--------------
(1) The market price for the shares of the Common Stock at December 31, 1997 was below the option price for each share of the Common Stock.

     In 1993, Mr. Klyman was granted options to purchase 10,000 shares of the Common Stock exercisable at $1.90 per share and expiring December 10, 1998. On June 15, 1994, the Board of Directors approved the reduction of the exercise price of these options to $1.00. On June 15, 1994, Mr. Cotterell was granted an option to purchase 10,000 shares of the Common Stock in 1994 exercisable at $1.00 per share expiring December 10, 1998. On February 27, 1995, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 10,000 shares of the Common Stock each exercisable at $1.00 per share and expiring February 27, 2000. On June 28, 1996, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 10,000 shares of the Common Stock each exercisable at $1.00 per share and expiring June 28, 2001. On June 25, 1997, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 10,000 shares of the Common stock each exercisable at $0.65 (U.S.) per share and expiring June 24, 2002.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table indicates the number of shares of the Common Stock owned beneficially as of March 31, 1998 by (i) each person known to the Company to beneficially own more than five percent of the outstanding shares of the Common Stock, (ii) each director, (iii) the officers of the Company, and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares of the Common Stock which are deemed beneficially owned by such person or entity.

                                                                                           SHARES OWNED                PERCENT
               TITLE OF CLASS                           BENEFICIAL OWNER                   BENEFICIALLY                OF CLASS
               --------------                           ----------------                   ------------                --------
Common Stock................................  William S. Daugherty                          2,349,555 (1)               14.02
                                                131 Prosperous Place, Suite 17-A
                                                Lexington, Kentucky 40509
                                              Trio Growth Trust                             2,000,000 (2)               11.93
                                                18 York Valley Crescent
                                                Willowdale, Ontario M2P 1A7
                                              GraceChurch Securities Ltd.                         803,000                4.79
                                                21 Abbotsbury House, Abbotsbury Road
                                                London W14 8EN, England
                                              Alaska Investments Limited                        1,013,334                6.04
                                                Ospery House, 5 Old Street
                                                St. Helier, Jersey, Channel Islands, U.K.
                                              Exergon Capital S.A.                          1,000,000 (3)                5.97
                                                Dufourstrasse 101
                                                Zurich 8008, Switzerland
                                              Jayhead Investments Limited                     500,000 (4)                2.98
                                                18 York Valley Crescent
                                                Willowdale, Ontario M2P 1A7
                                              Charles L. Cotterell                             84,200 (5)                 *
                                              James K. Klyman                                  40,000 (6)                 *
                                              Environmental Energy, Inc.                    2,000,000 (7)               11.93
                                              Directors and executive officers as a group
                                                (5 persons)                                 2,753,255 (8)               16.42

---------------------
*    Represents ownership of less than one percent.
(1)  Includes 1,325,000 shares of the Common Stock, warrants to purchase 119,000 shares of the Common Stock and options to acquire 905,555 shares of the Common Stock which are currently exercisable.
(2)  Consists of warrants to purchase 2,000,000 shares of the Common Stock which are currently exercisable.
(3)  Includes 500,000 shares of the Common Stock and warrants to purchase 500,000 shares of the Common Stock which are currently exercisable.
(4)  Consists of warrants to purchase 500,000 shares of the Common Stock which are currently exercisable.
(5)  Includes 44,200 shares of the Common stock and options to purchase 40,000 shares of the Common Stock which are currently exercisable.
(6)  Consists of options to purchase 40,000 shares of the Common Stock which are currently exercisable.
(7)  Includes 1,423,700 shares of the Common Stock, options to purchase 1,085,555 shares of the Common Stock which are currently exercisable, options to purchase 125,000 shares of the Common Stock which are exercisable within
     60 days, and warrants to purchase 119,000 shares of the Common Stock which are currently exercisable.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

         As of March 31, 1998, the aggregate indebtedness to the Company and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company of all present and former directors, officers and employees of the Company was $68,536.00.

                                                                 LARGEST AMOUNT
     NAME AND                    INVOLVEMENT OF                OUTSTANDING DURING                   AMOUNT OUTSTANDING
PRINCIPAL POSITION            ISSUER OR SUBSIDIARY         LAST COMPLETED FISCAL YEAR              AS OF MARCH 31, 1998
------------------            --------------------         --------------------------              --------------------
William S. Daugherty (1)            Lender                           $47,923                              $43,657
President and Chief
Executive Officer


----------------
(1)   Part of the indebtedness of Mr. Daugherty to the Company is evidenced by a promissory note dated September 23, 1993 in the principal amount of
      $50,000. The debt was incurred to assist Mr. Daugherty in the payment of his legal expenses resulting from the acquisition by the Company of
      Daugherty Petroleum, Inc. By the terms of the note, the unpaid principal bears interest at the rate of six percent per annum and is repayable in monthly instalments of not less than $1,000 per month. Repayment commenced in November 1993. As of December 31, 1997, the unpaid principal balance due on the note was $6,554.00 The note was originally due on December 31,
      1997, has been extended until June 30, 1998. The note is unsecured. As of March
      31, 1998, the unpaid principal balance of the note was $43,657. As of
      December 31, 1997, and March 31, 1998, Renfro Valley Broadcasting, Inc., a
      company wholly-owned by Mr. Daugherty was indebted to Daugherty Petroleum,
      Inc. in the amount of $17,556.

LEASE OBLIGATION OF THE COMPANY

         As of December 31, 1997, the Company was a tenant in a building owned by a partnership in which William S. Daugherty, a director and the Chief Executive Officer of the Company and Timothy F. Guthrie, a former officer of the Company, each owned a 50 percent interest. The rent was $2,600 per month. Mr. Daugherty has sold his interest in the partnership as of December 31, 1997. The Company has plans to move its offices in the near future and has given notice to vacate effective May 31, 1998.

INDEBTEDNESS OF THE COMPANY TO A SHAREHOLDER

         Niagara Oil, Inc., a subsidiary of Daugherty Petroleum, Inc., is indebted to Jayhead Investments Limited., an affiliate of Alaska Investments Limited. The remaining balance of the indebtedness is $64,779.00 and bears interest at a rate of 10 percent beginning April 1, 1995. Payment terms are based on quarterly payments of interest only with the total principal and interest, if any, due in full June 1, 1998. This indebtedness is secured by the assets of Niagara Oil, Inc., as well as the corporate guarantee of Daugherty Petroleum, Inc.

FINANCING COMMITMENTS

         On January 6, 1997, Trio Growth Trust agreed to act as the underwriter in a private placement of up to $1,000,000 for the Company's wholly-owned subsidiary, Red River Hardwoods, Inc. In consideration for such underwriting, the Company agreed to issue to Trio Growth Trust immediately exercisable warrants for the purchase of 1,500,000 shares of the Common Stock, such warrants having an exercise price of $0.125 per share pursuant to a Warrant Agreement dated March 7, 1997 between the Company and Trio Growth Trust. As a result of the underwriting agreement, Trio Growth Trust acquired a beneficial ownership of
11.93 percent of the Common Stock of the Company. In addition to the underwriting commitment of Trio Growth Trust, Exergon Capital S.A. agreed to participate in the underwriting of Red River Hardwoods, Inc., and in consideration thereof received immediately exercisable warrants for the purchase of 500,000 shares of the Common Stock, such warrants having an exercise price of $0.125 per share, pursuant to a Warrant Agreement dated March 7, 1997 between the Company and Exergon Capital S.A. As a result of said Warrant Agreement, Exergon Capital S.A. is the beneficial owner of 5.97 percent of the Common Stock of the Company.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------                                                       PAGE
                                                                                                                  ----
         (1)      Financial statements, Alaska Apollo Resources Inc. and subsidiary companies--
                       Report of Kraft, Rothman, Berger, Grill, Schwartz & Cohen,
                         independent chartered accountants, dated March 26, 1998...................................
                       Balance Sheet-December 31, 1997.............................................................
                       Statement of Deficit for the year ended December 31, 1997...................................
                       Statement of Loss for the year ended December 31, 1997......................................
                       Statement of Cash Flow for the year ended December 31, 1997.................................
                       Notes to Financial Statements...............................................................

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2)      Exhibits--
                  The exhibits indicated by an asterisk (*) are incorporated by reference.

         EXHIBIT
         NUMBER
         ------
         DESCRIPTION OF EXHIBIT
         ----------------------

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

             4*         See Exhibit No. 3(a).

           10(a)* Alaska Apollo Resources Inc. 1997 Stock Option Plan, filed as Exhibit 10(a) to Form 10-K for the Company for the fiscal year ended December 31, 1996.
                        (File No. 0-12185).

            10(b)* Incentive Stock Option Agreement by and between Alaska Apollo Resources Inc. and William S. Daugherty dated March 7, 1997, filed as Exhibit 10(b) to Form 10-K for the Company for the fiscal year ended December 31, 1996. (File No. 0-12185).

            10(c)* Warrant Agreement by and between Alaska Apollo Resources Inc. and Jayhead Investments Limited dated March 7, 1997, filed as Exhibit 10(c) to Form 10-K for the Company for the fiscal year ended December 31, 1996. (File No. 0-12185).

            10(d)* Warrant Agreement by and between Alaska Apollo Resources Inc. and Trio Growth Trust dated March 7, 1997, filed as
                        Exhibit 10(d) to Form 10-K for the Company for the fiscal year ended December 31, 1996. (File No. 0-12185).

            10(e)* Warrant Agreement by and between Alaska Apollo Resources Inc. and Exergon Capital S.A. dated March 7, 1997, filed as Exhibit 10(e) to Form 10-K for the Company for the fiscal year ended December 31, 1996. (File No. 0-12185).

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

            23(b)       Consent of Kraft, Rothman, Berger, Grill, Schwartz &
                        Cohen.

            23(c)*      Consent of Edward O. Strandberg, Jr., P.E. described in
                        Exhibit 23(c) to Form 10-K for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

            23(d)       Consent of Wright and Company, Inc.

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

                          ALASKA APOLLO RESOURCES INC.



                               By        /s/ William S. Daugherty
                                 ----------------------------------------------
                                   William S. Daugherty, Chairman of the Board

April 15, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                                       TITLE                                           DATE
                                                    -----                                           ----

/s/  William S. Daugherty                 Chairman of the Board, President,                    April 15, 1998
---------------------------------         Director of the Registrant
WILLIAM S. DAUGHERTY



/s/ James K. Klyman*                      Director of the Registrant                           April 15, 1998
---------------------------------
JAMES K. KLYMAN


/s/ Charles L. Cotterell*                 Director of the Registrant                           April 15, 1998
---------------------------------
CHARLES L. COTTERELL


/s/ Daryl J. Greattinger                  Chief Financial Officer                              April 15, 1998
---------------------------------
DARYL J. GREATTINGER, CPA


*By /s/ William S. Daugherty
    ------------------------
     William S. Daugherty,
     Attorney-in-Fact


                  ALASKA APOLLO RESOURCES INC.

                CONSOLIDATED FINANCIAL STATEMENTS
                          (U.S. FUNDS)

                        DECEMBER 31, 1997

                          ALASKA APOLLO RESOURCES INC.



                                DECEMBER 31, 1997



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

      Balance Sheet                                                                                       II-III

      Statement of Deficit                                                                                IV

      Statement of Loss                                                                                   V

      Statement of Cash Flow                                                                              VI

      Notes to Financial Statements                                                                       VII-XXII

                                                                          PAGE I



                                AUDITORS' REPORT


To The Shareholders Of
ALASKA APOLLO RESOURCES INC.

We have audited the consolidated balance sheets of ALASKA APOLLO RESOURCES INC. as at December 31, 1997 and 1996 and the consolidated statements of deficit, loss and cash flow for the three years ended December 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1997 and 1996 and the results of its operations and cash flow for the three years ended December 31, 1997 in accordance with generally accepted accounting principles in Canada.



                 KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
March 26, 1998


                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                   CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as those described in
Note 1(d) to the consolidated financial statements relating to the company's ability to recover mineral property costs incurred in connection with resource property exploration activities. Our report to the shareholders dated March 26, 1998, is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when the uncertainties are adequately disclosed in the financial statements.



                 KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
March 26, 1998

                                                                         PAGE II

                          ALASKA APOLLO RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1997

                                     ASSETS

                                                                                     1997          1996
                                                                              -----------   -----------
CURRENT
    Cash                                                                      $ 1,239,560   $   271,090
    Accounts receivable (net of allowance for doubtful accounts of $14,637;
      1996 - $2,610)                                                              493,722       566,817
    Inventories (Note 3)                                                          678,144       580,315
    Prepaid expense                                                                 6,173         4,248
    Other receivable                                                               51,935        33,597
    Notes receivable (Note 7)                                                       6,554        13,415
                                                                              -----------   -----------
                                                                                2,476,088     1,469,482

BONDS AND DEPOSITS                                                                 54,224        57,643

MINING PROPERTY AND RELATED EXPENDITURES (Note 4)                              11,232,229    11,231,247

OIL AND GAS PROPERTIES - net (Note 5)                                           3,971,101     4,270,907

CAPITAL (Note 6)                                                                1,932,824     2,143,850

NOTES RECEIVABLE                                                                      -           4,377

LOANS TO RELATED PARTIES (Note 8)                                                  26,632        40,512

INVESTMENTS (Note 9)                                                              260,129       144,791

OTHER ASSET                                                                        19,003        19,003

GOODWILL (net of accumulated amortization $795,226; 1996 - $584,759)            1,290,440     1,500,907
                                                                              -----------   -----------










                                                                              $21,262,670   $20,882,719
                                                                              ===========   ===========

See accompanying notes to financial statements.

APPROVED ON BEHALF OF THE BOARD:

/s/ W. S. Daugherty                                 /s/ Charles L. Cottrell
-------------------------------                 -----------------------------
          Director                                          Director

                                                                        PAGE III

                          ALASKA APOLLO RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1997

                                   LIABILITIES

                                                              1997            1996
                                                      ------------    ------------
CURRENT
    Bank loans (Note 10)                              $     44,500    $     57,000
    Accounts payable                                     1,472,712         884,038
    Accrued liabilities                                    360,396         634,263
    Customers' drilling deposits                         1,403,307             -
    Long-term debt (Note 11)                               652,071         399,889
    Loan payable (Note 12)                                  21,600          21,600
                                                      ------------    ------------
                                                         3,954,586       1,996,790

LOAN PAYABLE (Note 12)                                      26,323          31,671

LONG-TERM DEBT (Note 11)                                 3,263,209       3,561,254

NON-CONTROLLING INTEREST                                       757             757
                                                      ------------    ------------
                                                         7,244,875       5,590,472
                                                      ------------    ------------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 13)
  AUTHORIZED
        20,000,000 Common shares

  ISSUED
         9,821,754 Common shares (1996 - 8,504,954)     20,954,436      20,395,470

  SUBSCRIBED AND TO BE ISSUED
           500,000 Common shares                               -           125,000

DEFICIT                                                 (6,936,641)     (5,228,223)
                                                      ------------    ------------

                                                        14,017,795      15,292,247
                                                      ------------    ------------

                                                      $ 21,262,670    $ 20,882,719
                                                      ============    ============


See accompanying notes to financial statements.

                                                                         PAGE IV

                          ALASKA APOLLO RESOURCES INC.

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997



                                                         1997           1996           1995
                                                     -----------    -----------    -----------

DEFICIT, beginning of year, as previously reported   $(5,050,087)   $(4,494,250)   $(3,054,247)

  Prior period adjustment (Note 20)                     (178,136)           -              -
                                                     -----------    -----------    -----------

DEFICIT, beginning of year, as restated               (5,228,223)    (4,494,250)    (3,054,247)

  Net loss for the year                               (1,708,418)      (733,973)    (1,440,003)
                                                     -----------    -----------    -----------

DEFICIT, end of year                                 $(6,936,641)   $(5,228,223)   $(4,494,250)
                                                     ===========    ===========    ===========











See accompanying notes to financial statements.

                                                                          PAGE V

                          ALASKA APOLLO RESOURCES INC.

                         CONSOLIDATED STATEMENT OF LOSS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997



                                                      1997           1996           1995
                                                   -----------    -----------    -----------

GROSS REVENUE                                      $ 4,846,157    $ 2,147,606    $ 2,052,222
DIRECT EXPENSES                                      4,156,795      1,437,958      1,660,043
                                                   -----------    -----------    -----------
                                                       689,362        709,648        392,179
                                                   -----------    -----------    -----------
GENERAL AND ADMINISTRATIVE COSTS
    Salaries                                           358,134        267,527        288,701
    Interest on long-term debt                         294,836        182,972         51,814
    Amortization - goodwill                            210,467        182,108        178,956
                 - capital assets                      191,991         57,549         53,982
                 - oil and gas equipment                26,865         12,309          8,660
    Consulting and management fees                     276,204         81,691        196,563
    Legal fees                                         165,220        129,215        188,411
    Depletion - oil and gas properties                 146,212        132,425        155,607
    Office and general                                 111,355        104,504        141,608
    Trust and stock exchange company fees                2,867          8,997         22,632
    Advertising and promotion                           96,876         51,622         98,354
    Insurance                                           86,124         46,195         41,716
    Audit and accounting                                75,920        118,087        128,737
    Shareholders' information                           68,314         88,333        117,930
    Property and payroll taxes                          33,875         21,002         37,230
    Rent                                                30,697         33,012         33,716
    Bad debts                                           25,484         91,276        137,632
    Repairs and maintenance                              8,827          5,648         11,344
    Engineering                                            -            2,523         18,241
                                                   -----------    -----------    -----------
                                                     2,210,268      1,616,995      1,911,834
                                                   -----------    -----------    -----------


    Less:  Interest and other income                    11,669         47,951          4,089
           Miscellaneous                                11,504         35,569         78,129
           Gain on sale of subsidiary                      -           65,271            -
           Gain (loss) on sale of capital assets      (210,685)        16,449            -
                                                   -----------    -----------    -----------
                                                      (187,512)       165,240         82,218
                                                   -----------    -----------    -----------

                                                     2,397,780      1,451,755      1,829,616
                                                   -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                            (1,708,418)      (742,107)    (1,437,437)

  Deferred income taxes (recovered)                        -           (8,891)         2,566
                                                   -----------    -----------    -----------

LOSS BEFORE THE UNDERNOTED                          (1,708,418)      (733,216)    (1,440,003)

  Non-controlling interest                                 -             (757)           -
                                                   -----------    -----------    -----------

NET LOSS FOR THE YEAR                               (1,708,418)      (733,973)    (1,440,003)
                                                   ===========    ===========    ===========

NET LOSS PER SHARE (Note 14)                       $     (0.19)   $     (0.09)   $     (0.19)
                                                   ===========    ===========    ===========



See accompanying notes to financial statements.

                                                                         PAGE VI

                          ALASKA APOLLO RESOURCES INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997



                                                          1997           1996           1995
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES
    Net loss for the year                             $(1,708,418)   $  (733,973)   $(1,440,003)
    Amortization and depletion                            575,535        384,391        397,205
    Deferred income taxes (recovered)                         -           (8,891)         2,566
    (Gain) loss on sale of assets                         210,685       (134,345)           -
    Non-controlling interest                                  -              757            -
    (Increase) decrease in prepaid expenses                (1,925)         7,173           (259)
    Decrease in accounts receivable                       198,606        210,124        281,489
    Increase in inventories                               (97,829)       (37,790)       (80,890)
    Prior period adjustment                              (178,136)           -              -
    (Increase) decrease in other receivable               (18,338)        42,307        (75,904)
    (Increase) decrease in bonds and deposits               3,419            500         (1,500)
    Increase (decrease) in accounts payable               588,674       (160,450)       379,550
    Increase (decrease) in accrued liabilities           (221,242)        18,654        (42,636)
    Customers' drilling deposits                        1,403,307            -              -
                                                      -----------    -----------    -----------
                                                          754,338       (411,543)      (580,382)
                                                      -----------    -----------    -----------
FINANCING ACTIVITIES
    Issue of capital stock                                433,966        327,280        283,747
    (Increase) decrease in loans to related parties        13,880        (22,956)           (20)
    (Increase) decease in notes receivable                 11,238        280,584        (72,744)
    Proceeds from capital stock subscribed                    -          125,000            -
    Increase (decrease) in loan payable                    (5,348)        53,271         (5,000)
    Increase (decrease) of long-term debt                 (45,863)       351,006        197,079
                                                      -----------    -----------    -----------
                                                          407,873      1,114,185        403,062
                                                      -----------    -----------    -----------
INVESTING ACTIVITIES
    Proceeds from sale of assets                          593,717        324,394            -
    Net assets acquired                                       -           95,015            -
    Goodwill acquired                                         -         (315,105)           -
    Increase in mining property                              (982)       (19,785)       (52,881)
    Purchase of capital assets                            (54,918)       (11,967)      (144,473)
    Investment                                           (115,338)      (144,791)           -
    Additions to oil and gas properties, net             (603,720)      (401,086)           -
                                                      -----------    -----------    -----------
                                                         (181,241)      (473,325)      (197,354)
                                                      -----------    -----------    -----------

CHANGE IN CASH AND BANK LOANS                             980,970        229,317       (374,674)

CASH AND BANK LOANS, beginning of year                    214,090        (15,227)       359,447
                                                      -----------    -----------    -----------

CASH AND BANK LOANS, end of year                      $ 1,195,060    $   214,090    $   (15,227)
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                       $   275,241    $   186,959    $    50,123
                                                      ===========    ===========    ===========



See accompanying notes to financial statements.

                                                                        PAGE VII

                          ALASKA APOLLO RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1997



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

         (b)      ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Material estimates that are particularly susceptible to significant change related to the determination of inventory carrying value. In connection with the determination of inventory carrying values, management must make estimates relating to yield factors and amounts of overhead to be applied. Other material estimates are described in oil and gas properties.

         (c)      INVENTORIES

                  Inventories are carried at the lower of cost and net realizable value. Cost has been determined by the first-in, first-out method.

         (d)      MINING PROPERTY AND RELATED EXPENDITURES

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

                                                                       PAGE VIII





1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (d)      MINING PROPERTY AND RELATED EXPENDITURES (Continued)

                  When evaluation of a project area discloses possible impairment, the deferred costs and expenditures thereon are written down to the recoverable amount. Unsuccessful projects are written off when abandoned.

         (e)      OIL AND GAS PROPERTIES

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

                  (ii)     REVENUE AND EXPENSE RECOGNITION

                           Revenue on turnkey drilling contracts is recognized upon substantial completion of the well. Oil and gas revenue is recognized when sold. All income and expense items are recognized pursuant to the accrual method of accounting.

                                                                         PAGE IX




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (e)      OIL AND GAS PROPERTIES (Continued)

                  (iii)    WELLS AND RELATED EQUIPMENT

                           Wells and related equipment are recorded at cost. All items are amortized on the straight-line method over the estimated useful life of the asset being seven years.

         (f)      GOODWILL

                  Goodwill is recorded at cost and is being amortized over 10 years on a straight-line basis. The goodwill arose on the acquisition of DPI and Red River Hardwoods Inc. (Note 2). The management determines the potential permanent impairment in value of goodwill and its estimated useful life, annually, based on estimation of fair value.

         (g)      CAPITAL ASSETS

                  Capital assets are stated at cost. Amortization is being provided for on a straight-line basis over the useful life of the asset ranging from five to thirty-one years.

         (h)      INVESTMENTS

                  (i) The investment in partnerships engaged in drilling and completion of wells on a turnkey basis is accounted for based on the equity method of accounting.

                  (ii) Investment in a 50% owned limited liability company is accounted for on the equity method of accounting.

         (i)      CONCENTRATIONS OF CREDIT RISKS

                  The company grants credit to its customers, primarily located in the northeastern and central United States, during the normal course of business. The company performs ongoing credit evaluations of its customers' financial conditional and generally requires no collateral from its customers. At times throughout the year, the company may maintain certain bank accounts in excess of FDIC insured limits.

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

                                                                          PAGE X





2.       ACQUISITION AND DISPOSITION (Continued)

         RED RIVER HARDWOODS INC. ("RRH") (Continued)

         The supplemental pro-forma results of operations, as though the companies had combined at the beginning of the year, have not been disclosed as they do not provide meaningful information. The acquisition was paid for in cash as noted below.

         Net assets (liabilities) acquired
           Total identifiable assets                                  $2,159,831
           Total identifiable liabilities                              2,235,843
                                                                      ----------
                                                                         (76,012)
           Goodwill (amortized over 10 years)                            296,102
                                                                      ----------

         Consideration given - cash                                   $  220,090
                                                                      ==========


         As part of this acquisition, DPI issued a guarantee to Powell County Industrial Development Authority ("PCIDA") in the amount of $250,000 to secure the liabilities owing by RRH to PCIDA. The guarantee will expire when such liabilities have been fully paid.

         NIAGARA OIL, INC. ("NOI")

         During 1996, DPI entered into an agreement to sell its wholly-owned subsidiary, NOI, and to perform certain rework services on the wells and waterfloor equipment. The agreement required DPI to conclude negotiations with the United States Environmental Protection Agency relating to the terms of an Administrative Order, necessitated by violations of the prior operator, which details future operations of the wells. The EPA has tendered a draft Administrative Order and DPI has delivered its response. It is anticipated that, following public hearing, the Administrative Order will be issued and DPI's sale of NOI will be consummated during mid 1998.

         A summary of net assets, disposed of at assigned values, is as follows.

         Cash                                                $   1,330
         Oil and gas properties                                 43,351
         Receivable from related parties                        58,707
         Accrued liabilities                                    (8,577)
         Long-term debt                                       (115,000)
                                                             ---------
                                                               (20,189)
         Investment                                             72,293
         Proceeds from sale                                    117,375
                                                             ---------

         Gain on sale of subsidiary                          $  65,271
                                                             =========

                                                                         PAGE XI





3.       INVENTORIES

                                                     1997        1996
                                                   --------    --------
         Raw materials - Green Lumber              $ 26,605    $ 53,802
                       - Kiln Dried Lumber          152,937     255,128
         Supplies                                    12,600         -
         Work in process                            295,482     271,385
         Finished goods                             190,520         -
                                                   --------    --------

                                                   $678,144    $580,315
                                                   ========    ========



4.       MINING PROPERTY AND RELATED EXPENDITURES

                                                          UNGA ISLAND
                                                         ALASKA MINERAL      DEFERRED          BUILDING
                                                            PROPERTY       EXPENDITURES        EQUIPMENT
                                                              COSTS         (SEE BELOW)      AND MACHINERY        TOTAL
                                                           ----------        ----------      ------------      -----------
         Balance, December 31, 1995                        $1,010,000        $9,424,401      $    777,061      $11,211,462

           1996 additions                                         -              19,785            -                19,785
                                                           ----------        ----------      ------------      -----------

         Balance, December 31, 1996                         1,010,000         9,444,186           777,061       11,231,247

           1997 additions                                         -                 982            -                   982
                                                           ----------        ----------      ------------      -----------

         Balance, December 31, 1997                        $1,010,000        $9,445,168      $    777,061      $11,232,229
                                                           ==========        ==========      ============      ===========


         Deferred expenditures on the Unga Island resource property consist of the following:

                                                   1997            1996
                                                -------         -------
         Legal                                  $   -           $19,785
         Miscellaneous                              982             -
                                                -------         -------

                                                $   982         $19,785
                                                =======         =======

                                                                        PAGE XII





5.       OIL AND GAS PROPERTIES

                                                                               1997                               1996
                                                                               ----                               ----
                                                                           ACCUMULATED
                                                              COST         AMORTIZATION           NET              NET
                                                              ----         ------------           ---              ---
         Proved properties                                 $4,196,085          $384,060       $3,812,025        $4,184,390
         Unproved properties                                   -                  -               -                  5,130
         Wells and related equipment                          213,837            54,761          159,076            81,387
                                                           ----------          --------       ----------        ----------

                                                           $4,409,922          $438,821       $3,971,101        $4,270,907
                                                           ==========          ========       ==========        ==========


6.       CAPITAL ASSETS

                                                                               1997                               1996
                                                                               ----                               ----
                                                                           ACCUMULATED
                                                              COST         AMORTIZATION           NET              NET
                                                              ----         ------------           ---              ---
         Land                                              $  113,801          $  -           $  113,801        $  113,801
         Buildings                                            947,301            27,846          919,455         1,019,492
         Machinery and equipment                              870,514           151,146          719,368           823,098
         Office furniture, fixtures and equipment              87,684            44,905           42,779            40,035
         Vehicles                                             115,521            61,855           53,666            57,875
         Equipment under capital lease                         91,369             7,614           83,755            89,549
                                                           ----------          --------       ----------        ----------

                                                           $2,226,190          $293,366       $1,932,824        $2,143,850
                                                           ==========          ========       ==========        ==========


         The company leases two pieces of equipment under a capital lease expiring in 1999. The assets and liabilities under the capital lease are recorded at fair value in the appropriate asset and liability accounts. The assets are amortized over their estimated productive lives. Amortization of assets under the capital lease is included in amortization expense.

7.       NOTES RECEIVABLE

         Notes receivable from a director of the company bear interest at 6% per annum and are repayable at $1,000 per month.

8.       LOANS TO RELATED PARTIES

         Included in the loans is a receivable from a company owned by a director of this company in the amount of $17,586 which is non-interest bearing with no specific terms of repayment. The company expects to be paid by the debtor when financing for its operations is obtained.

                                                                       PAGE XIII





9.       INVESTMENTS

         (a) During 1997, DPI made additional contributions of $174,990 to the drilling partnerships. These partnerships were contracted for the drilling and completion of the wells on a turnkey basis. All of the partnerships has reached the operating stage and generated revenues of $43,336. These investments are being accounted for based on the equity method of accounting and the net investment amounted to $159,567 as of December 31, 1997.

         (b) During 1997, DPI's 80% owned subsidiary acquired a 50% interest in a Kentucky limited liability company. The investment is accounted for on the equity method.

10.      BANK LOANS

         The bank loans bear interest at 7.3% and 10.5% per annum, payable semi-annually, and mature March 23, 1998 and March 10, 1998. One of the loans is guaranteed by a director and secured by the common stock owned by that director. Subsequent to the year-end, the loans were renewed with similar terms and conditions.

11.      LONG-TERM DEBT

         On July 8, 1986, the company purchased the mineral property on Unga Island, Alaska for debt in the amount of $854,818. The debt is non-interest bearing, payable at $2,000 per month, of which only $10,000 was paid during the year, until fully paid, and is secured by deeds of trust over the Unga Island mineral claims and certain buildings and equipment located thereon.

         The purchase agreement also provides for the payment of monthly royalties at 4% of net smelter returns or net revenue, as defined in the agreement. Any royalties paid reduce the amount of the purchase price payable above.

         The obligation is stated at its remaining face value of $570,818 and has not been discounted.

                                                                                                    1997              1996
                                                                                              ----------        ----------
         Note payable as outlined above                                                       $  570,818        $  580,818

         Unsecured loans bearing interest at 10% per annum, principal and interest due on May 18, 1998.  Subsequent to the year-end, the
         maturity date of the loan was extended to June 1, 1999                                  450,000           450,000

         Loans bearing interest at rates ranging from 9% to 11% per annum, payable in monthly instalments of $9,583, maturing at various dates up to and including December 22, 2001. The loans are collateralized
         by specific assets of the company.                                                      299,728           386,295
                                                                                              ----------        ----------
                           Carried forward............                                        $1,320,546        $1,417,113
                                                                                              ----------        ----------

                                                                        PAGE XIV

                                                                                                    1997              1996
                                                                                              ----------        ----------
                           Brought forward............                                        $1,320,546        $1,417,113

         Mortgages payable, secured by real estate, bearing interest at rates ranging from 8% to 9.25% per annum, payable in monthly instalments of varying amounts and mature on December 22, 2001 and in
         in November 2002                                                                        165,000           189,580

         Unsecured loan bearing interest at 6.27% per annum, payable in
         monthly instalments of $1,771 and matures on August 9, 2000                              79,688            79,688

         Loan to a non-affiliated company, bearing interest at .5% over prime per annum (prime was 8.5% on December 31, 1997), payable in monthly instalments of $10,294 plus interest, secured by production on
         certain wells                                                                           197,647            -

         Loan payable to a non-affiliated company, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, bearing interest at 10% per annum with quarterly payments of interest only
         beginning April 1, 1996.  Principal is due currently.                                    64,779            64,779

         Mortgage note bearing interest at 9.5% per annum, secured by first mortgages on real estate and certain equipment, payable in
         monthly payments of $8,898, maturing on June 30, 2013                                   867,575           872,506

         Line of credit in the amount of $251,230, bearing interest at prime plus 1% per annum, secured by accounts receivable, work in process
         and inventory, final payment due November 1999                                          251,230           248,460

         Instalment note bearing interest at 5% per annum, secured by machinery and equipment, payment of interest only through November 1997, monthly payment of principal and interest of $8,147 due starting December 1997
         with final payment due March 2004                                                       510,745           528,276

         Instalment note bearing interest at 9% per annum, secured by machinery, payment of interest only in the amount of $2,513 through April 2002,
         thereafter $2,196 through October 2002 and $1,879 through April 2003                    124,235           124,235

         RRH capital leases, payable monthly in amounts of $1,941 and $340
         through April 1999 and August 1999, respectively                                         38,164            62,585

         RRH capital investment payable, non-interest bearing, payable in
         monthly instalment of $1,325, maturing in October 2001                                   60,941            -
                                                                                              ----------        ----------
                                    Carried forward...........                                $3,680,550        $3,587,222
                                                                                              ----------        ----------

                                                                         PAGE XV

                                                                                                    1997              1996
                                                                                              ----------        ----------
                           Brought forward............                                        $3,680,550        $3,587,222

         RRH payables to creditors under plan of bankruptcy
                  - to government entities bearing interest at 8% per annum,
                    payable $1,606 monthly through March 2002                                     83,613            88,058
                  - to a county bearing interest at 5% per annum, payable monthly
                    at differing amounts through December 2001                                    15,566            15,566
                  - to certain creditors bearing interest at 10% per annum, payable
                    $922 per month over a period of ten years                                     96,616           110,694
                  - to certain creditors, non-interest bearing, payable in 1997                    9,090            10,388

         Gas prepayment contract payable, collateralized by production non-interest bearing, payable in monthly instalments of $10,416
         out of production, matures April 1, 1998                                                 29,845           149,215
                                                                                              ----------        ----------
                                                                                               3,915,280         3,961,143
           Less:  Current portion                                                                652,071           399,889
                                                                                              ----------        ----------

                                                                                              $3,263,209        $3,561,254
                                                                                              ==========        ==========


         Principal repayments for the next five years are as follows:

         1998                                                                                                   $  652,071
         1999                                                                                                    1,112,740
         2000                                                                                                      335,229
         2001                                                                                                      278,431
         2002                                                                                                      261,028
         Thereafter                                                                                              1,275,781
                                                                                                                 ---------

                                                                                                                $3,915,280
                                                                                                                ==========


         Minimum future lease payments under the capital lease are as follows:

         1998                                                                                                      $27,371
         1999                                                                                                       10,793
                                                                                                                   -------

                                                                                                                   $38,164
                                                                                                                   =======


         Interest expense for the year ended December 31, 1997 was $294,836 (1996 - $182,972). There was no interest capitalized during these years.

                                                                        PAGE XVI





12.      LOAN PAYABLE

         This loan payable to a director of the company bears interest at 9.75% per annum and is payable in monthly instalments of $1,800.


13.      CAPITAL STOCK

         (a)      COMMON SHARES ISSUED

                                                                                                SHARES           AMOUNT
                                                                                               ---------        ----------
                                                                                                   #                $
                  Balance, December 31, 1995                                                   7,742,710        20,068,190

                  Issued to employees as incentive bonuses                                       204,000            77,500
                  Issued for settlement of debt                                                  558,244           249,780
                                                                                               ---------        ----------

                  Balance, December 31, 1996                                                   8,504,954        20,395,470

                  Issued to employees as incentive bonuses                                       118,500            59,250
                  Issued for settlement of debt                                                1,198,300           499,716
                                                                                               ---------        ----------

                  Balance, December 31, 1997                                                   9,821,754        20,954,436
                                                                                               =========        ==========


         (b) Stock options and warrants have been granted and approved by the shareholders to purchase common shares of the company as follows.

         A.       OPTIONS

                                                             ISSUED          EXERCISABLE               PRICE         EXPIRY
                                                             ------          -----------               -----         ------
                  Balance, December 31, 1995                1,250,000           425,000               $1.00-1.90       (i)
                                                                              =========
                  1996 - granted                              620,000                                  1.00           (ii)
                       - expired                             (200,000)
                                                            ---------

                  Balance, December 31, 1996                1,670,000           770,000
                                                                              =========
                  1997 - granted                            4,403,000                                  0.31-1.00     (iii)
                       - expired                             (233,000)
                                                            ---------

                  Balance, December 31, 1997                5,840,000         3,980,555
                                                            =========         =========

                                                                       PAGE XVII





13.      CAPITAL STOCK (Continued)

         A.       OPTIONS (Continued)

                  (i) 33,000 of these options expired during the year. The balance of 900,000 are exercisable at the rate of 225,000 shares per year. The first block of 225,000 shares is exercisable immediately and expires five years after vesting. Vesting is subject to continued employment of the various exercise dates. The remaining options were vested and exercisable in the year of issue and expire on February 28, 2000.

                  (ii) 600,000 of these options are exercisable at the rate of 150,000 shares per year. The first block of 150,000 shares is exercisable immediately and expires five years after vesting. Vesting is subject to continued employment on the various exercise dates. The remaining options were vested and exercisable in the year of issue and expire on June 28, 2001.

                  (iii) 2,000,000 of these options were granted to Environmental Energy Inc. (Note 21(b)), exercisable immediately at $1.00 per share and will expire in November 2002. Another 2,000,000 options were granted to the president of the company exercisable over a period of six years commencing in 1997 at $0.31 per share and will expire in March 2002. The balance of 403,000 options are exercisable immediately at $0.65 per share.

         B.       WARRANTS

                                                                              ISSUED                    PRICE        EXPIRY
                                                                              ------                    -----        ------
                                                                                                          $
                  Balance, December 31, 1995                                    526,667                0.5-3.6         (i)
                  1996 - granted                                                119,800                0.5            (ii)
                                                                              ---------

                  Balance, December 31, 1996                                    646,467
                  1997 - granted                                              2,500,000                0.125         (iii)
                                                                              ---------

                  Balance, December 31, 1997                                  3,146,467
                                                                              =========

                  (i) 26,667 of these warrants expire on March 30, 1998 and the balance on October 30, 2000.
                  (ii)     These warrants expire on June 28, 2001.
                  (iii)    These warrants expire on March 6, 2002.

14.      LOSS PER SHARE

         Loss per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares was 9,159,632 (1996 - 8,050,840; 1995 - 7,605,840). Outstanding
         stock options and warrants have no dilutive effect on the loss per share.

                                                                      page xviii





15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivable, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. Other note receivable, bonds and deposits, loans receivable and payable, other long-term debt payable approximate fair value since they bear interest at variable rates. At December 31, 1997, the financial instruments with a carrying value different from their fair value include the following.

                                                                                               CARRYING           FAIR
                                                                                                 VALUE            VALUE
                                                                                                --------          --------
         Loan receivable from a related party                                                   $ 17,586          $ 11,232
         Long-term debt                                                                          768,465           372,196

         The fair values of loan receivable and long-term debt are based upon discounted future cash flows using discount rates that reflect current market conditions for instruments having similar terms and conditions.


16.      RELATED PARTY TRANSACTIONS

         The company is party to certain agreements and transactions in the normal course of business. Significant related party transactions not disclosed elsewhere include the following.

         (a)      OFFICERS' REMUNERATION

                  The accounts of the company include consulting and management fees paid or payable to officers and directors for the three years ended December 31, 1997.

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

                                                                        PAGE XIX





16.      RELATED PARTY TRANSACTIONS (Continued)

         (c)      OCCUPANCY COSTS

                  Occupancy costs include rent of approximately $30,000 (1996 - $31,200) paid to a company which is 50% owned by a director and an officer of this company. The lease expires July 1, 1998.

         (d)      CONSULTING AND MANAGEMENT FEES

                  Consulting and management fees were paid to companies owned by former senior officers of the company.


17.      SEGMENTED INFORMATION

                                           MINING
                                         EXPLORATION     OIL AND
                                             AND           GAS          WOOD                        1997          1996
                                         DEVELOPMENT   DEVELOPMENT    PRODUCTS      CORPORATE       TOTAL         TOTAL
                                         -----------   -----------    --------      ---------       -----         -----
                                              $             $             $             $             $             $
         DECEMBER 31, 1997
         Revenue (net)                       -            338,472        350,890        -            689,362       709,648
                                         ----------     ---------      ---------     ---------    ----------    ----------

         General corporate expenses          -             -              -          1,527,409     1,527,409       885,562
         Interest on long-term debt          -             40,010        146,527       108,299       294,836       181,802
         Amortization - equipment            -             26,865        151,198        40,793       218,856        69,858
                  - goodwill                 -            178,956         31,511        -            210,467       182,108
         Depletion                           -            146,212         -             -            146,212       132,425
                                         ----------     ---------      ---------     ---------    ----------    ----------
                                             -            392,043        329,236     1,676,501     2,397,780     1,451,755
                                         ----------     ---------      ---------     ---------    ----------    ----------

         Income (loss) before income taxes   -            (53,571)        21,654    (1,676,501)   (1,708,418)     (742,107)
                                         ==========     =========      =========     =========    ==========    ==========

         Identifiable assets             11,227,733     4,143,480      2,955,059     2,935,998    21,262,270    20,882,719
                                         ==========     =========      =========     =========    ==========    ==========

         Capital expenditures                   982       626,876         36,617        18,300       682,775       432,838
                                         ==========     =========      =========     =========    ==========    ==========


18. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES

         (a) Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of an asset and liability approach for accounting for income taxes. There would be no effect from the adoption of the statement, nor would the results of operations be different than those reported under Canadian GAAP. Under FAS 109, the company would have reported the following deferred income tax asset at December 31, 1997 and 1996.

                                                                         PAGE XX





18. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES (Continued)

         (a)      (Continued)

                                                                                                    1997              1996
                                                                                              ----------        ----------
                  Total deferred tax assets                                                   $2,840,014        $3,222,702
                    Less:  Valuation allowance                                                   418,022           818,222
                                                                                              ----------        ----------

                                                                                               2,421,992         2,404,480
                  Total deferred tax liabilities                                               2,421,992         2,404,480
                                                                                              ----------        ----------

                  Net deferred tax assets                                                     $   -             $   -
                                                                                              ==========        ==========


         (b)      FAS 121

                  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED

                  The 1997 fiscal year is the initial year of application of FAS 121 "accounting for the impairment of long-lived assets and for long-lived assets to be disposed". If FAS 121 had been applied as at December 31, 1996 and 1995, there would have been no material effect on the company's financial position or results of operations.

         (c) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

                  Issued by the Financial Accounting Standards Board in October, 1995, SFAS 123 established financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost of those plans using the intristic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro-forma disclosures of net income and, if presented, earnings per share, as if the fair value based methods of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995.

                  The company accounts for its stock options under Canadian GAAP, which, in the company's circumstances are not materially different from the amounts that would be determined under the provisions of the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plan.

18. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES (Continued)

         (c) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123 (continued)

                  No compensation expense has been charged to the consolidated statement of loss for the plan for the years ended December 31, 1997 and 1996. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the company's net loss and loss per share would have been reported as the pro-forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                       1997                    1996                     1995
                                             AS REPORTED  PRO-FORMA  AS REPORTED   PRO-FORMA  AS REPORTED  PRO-FORMA
                                             -----------  ---------  -----------   ---------  -----------  ---------
                                                  $           $           $            $           $           $
                  Net income (loss)
                    - U.S. GAAP               (1,708,418) (1,797,064)    (733,973)   (733,973) (1,440,003)  (1,463,803)
                  Net earnings (loss) per share
                    Basic                          (0.19)      (0.20)       (0.09)      (0.09)      (0.19)       (0.19)
                  Weighted average fair value
                    of options granted during
                    this period                     0.00        0.024        0.00        0.00        0.00         0.056


19.      INCOME TAXES

         As at December 31, 1997, the company had net operating loss carry-forwards in the U.S. for income tax purposes of approximately $6,678,358 which expire from 1998 to 2012 and investment tax credits of $18,408 which will expire in the years 1998 - 2000.

         For Canadian federal income tax purposes, net operating loss carry-forwards of approximately $1,796,142 expire at various dates through 2004.

         In addition, the company has approximately $75,000 of cumulative Canadian exploration and development expenses and Canadian oil and gas property expenses available to reduce future years' taxable income.

         The potential benefit of the losses on earnings has not been reflected in these consolidated financial statements.

                                                                       PAGE XXII





20.      PRIOR PERIOD ADJUSTMENT

         Recognition of income before substantial completion of contracts, as well as the non-accrual of finder's fees related to the sale of a subsidiary, resulted in the understatement of the reported net loss in DPI's previously issued 1996 financial statements. These have been corrected in the current year. Accordingly, the comparative figures have been restated.


21.      COMMITMENT

         ENVIRONMENTAL ENERGY, INC. OIL AND GAS ASSETS ACQUISITION

         On November 3, 1997, DPI signed a letter of intent to acquire oil and gas producing properties and to enter into an extensive oil and gas exploration and financing program with Environmental Energy, Inc. The agreement provides that DPI issue six million (6,000,000) shares of non-cumulative, non-voting convertible preferred stock for oil and gas assets located in Kentucky, Louisiana and Tennessee. The preferred stock is convertible to common stock on a share-for-share basis within two years. DPI will issue warrants for six million (6,000,000) shares of common stock. Half are exercisable at $1.00 per share and the remaining three million (3,000,000) are exercisable at $1.25 per share. As of the date of this report, DPI is in the process of due diligence and the final agreements are being negotiated.


22.      COMPARATIVE FIGURES

         Certain of the comparative figures have been reclassified to conform with the current year's presentation.