Form 10KSB40/A
period 1997-12-31
ALASKA APOLLO RESOURCES INC
filed 1998-05-05
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                  FORM 10-KSB/A
                                 Amendment No. 1


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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF MARCH 2, 1998, WAS: 9,821,754.

         DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                                TABLE OF CONTENTS


PART I.........................................................................................  1
      Item 1.  Business........................................................................  1
      Item 2.  Properties...................................................................... 10
      Item 3.  Legal Proceedings............................................................... 10
      Item 4.  Submission of Matters to a Vote of Securities................................... 10
PART II........................................................................................ 10
      Item 5.  Market for the Registrant's Common Equity and Related Stockholders Matters ..... 10
      Item 6.  Selected Financial Data......................................................... 11
      Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................... 12
      Item 8.  Financial Statements and Supplementary Data..................................... 14
      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................................. 14
PART III....................................................................................... 14
      Item 10. Directors and Executive Officers of the Registrant.............................. 15
      Item 11. Executive Compensation.......................................................... 16
      Item 12. Security Ownership of Certain Beneficial Owners and Management.................. 19
      Item 13. Certain Relationships and Related Transactions.................................. 20
PART IV ....................................................................................... 21
      Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K.................. 21
SIGNATURES..................................................................................... 23

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


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------                                                       PAGE
                                                                                                                  ----
         (1)      Financial statements, Alaska Apollo Resources Inc. and subsidiary companies--
                       Report of Kraft, Rothman, Berger, Grill, Schwartz & Cohen,
                         independent chartered accountants, dated March 26, 1998................................... I
                       Balance Sheet-December 31, 1997............................................................. II
                       Statement of Deficit for the year ended December 31, 1997................................... IV
                       Statement of Loss for the year ended December 31, 1997...................................... V
                       Statement of Cash Flow for the year ended December 31, 1997................................. VI
                       Notes to Financial Statements............................................................... VII

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


            23(b)* Consent of Kraft, Rothman, Berger, Grill, Schwartz & Cohen described in Exhibit 23(b) to Form 10-KSB for the Company for the fiscal year ended December 31, 1997. (File No. 0-12185).

            23(c)*      Consent of Edward O. Strandberg, Jr., P.E. described in
                        Exhibit 23(c) to Form 10-K for the Company for the fiscal year ended December 31, 1993. (File No. 0-12185).

            23(d)       Consent of Wright and Company, Inc. described in
                        Exhibit 23(d) to Form 10-KSB for the Company for the fiscal year ended December 31, 1997. (File No. 012185).

             24         Powers of Attorney.

             27* Financial Data Schedule described in Exhibit 23(b) to Form 10-KSB for the Company for the fiscal year ended December 31, 1997. (File No. 0-12185).

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



    SIGNATURE                                       TITLE                                           DATE
                                                    -----                                           ----

/s/  William S. Daugherty                 Chairman of the Board, President,                    May 4, 1998
---------------------------------         Director of the Registrant
WILLIAM S. DAUGHERTY



/s/ James K. Klyman*                      Director of the Registrant                           May 4, 1998
---------------------------------
JAMES K. KLYMAN


/s/ Charles L. Cotterell*                 Director of the Registrant                           May 4, 1998
---------------------------------
CHARLES L. COTTERELL


/s/ Daryl J. Greattinger                  Chief Financial Officer                              May 4, 1998
---------------------------------
DARYL J. GREATTINGER, CPA


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