Form 10QSB
period 1998-06-30
DAUGHERTY RESOURCES INC
filed 1998-08-14
CIK 746834

--------------------------------------------------------------------------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO ___________

                         COMMISSION FILE NUMBER: 0-12185

                                  -------------

                            DAUGHERTY RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          PROVINCE OF BRITISH COLUMBIA                         NOT APPLICABLE
(State or other jurisdiction of incorporation or             (I.R.S. EMPLOYER
                 organization)                              IDENTIFICATION NO.)

      120 PROSPEROUS PLACE, SUITE 201
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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 1998, WAS 2,028,266*.

         Transitional Small Business Disclosure Format (check one):
Yes     No  X .
    ---    ---
*  GIVING EFFECT TO A 1 FOR 5 REVERSE STOCK SPLIT EFFECTIVE JUNE 29, 1998.

================================================================================
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

        The information required by this Item 1 appears on pages 8 through 10 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company described in Item 1 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward looking statements. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Company will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

        Daugherty Resources, Inc., formerly Alaska Apollo Resources Inc., (the "Company" or the "Registrant") is a diversified natural resources company with assets in oil and gas, wood products, manufacturing, and gold prospects. Originally formed in 1979 to develop gold properties, the Company in the fourth quarter of 1993, acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. The purchase of Daugherty Petroleum, Inc. and the subsequent purchase of 80% of Red River Hardwoods, Inc. in the fourth quarter of 1996 have given the Company a diversified revenue and asset base that primarily is located in Appalachia.

        Since acquiring Daugherty Petroleum, Inc., the Company has increased its reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells through joint venture and turnkey drilling programs, where Daugherty Petroleum, Inc. is the primary decision maker. The Company continues to aggressively seek acquisitions and drilling programs.

        At the Annual General Meeting held on June 22, 1998, shareholders approved special resolutions, effective June 30, 1998, including one that changed the Company's name from Alaska Apollo Resources Inc. to Daugherty Resources, Inc., a name that management believes more closely represents the Company's current revenue generating activities. Further, special resolutions were approved that increased the Company's capital structure as follows:

              1. The Company's authorized common shares were increased from 20,000,000 common shares without par value, of which 10,141,331 are issued, to 50,000,000 common shares without par value, of which 10,141,331 will be issued;

              2. The Memorandum of the Company was altered so that the authorized capital was increased by creating 6,000,000 preferred shares without par value;

              3. Special rights and restrictions were attached to the common shares and preferred shares;

              4. The 50,000,000 common shares and 6,000,000 preferred shares were consolidated by a 1 for 5 reverse stock split, resulting in the authorized capital of the Company being 11,200,000 shares, divided into

10,000,000 common shares without par value, with 2,028,266 common shares issued and outstanding and 1,200,000 preferred shares without par value.

         The issuance of preferred stock by the Company will allow the planned acquisition of certain operating wells in Kentucky, Louisiana and Tennessee. Management believes this acquisition will close in the third quarter of 1998. In addition, the Company has signed a program agreement to drill 100 wells in southeastern Kentucky, in which the Company will retain from 15% to 50% working interests.

         Red River Hardwoods, Inc. has continued to diversify the Company by adding lumber activities. Since its acquisition by the Company, Red River Hardwoods has experienced increased revenues that are reflected on the consolidated financial statement. Management has initiated a change in Red River's product mix from primarily oak furniture to poplar mouldings and furniture parts. Poplar, a predominant species in eastern Kentucky, has increasingly become a substitute for western pine in the wood products industry. With its close proximity to significant supplies of poplar, Red River will continue to manufacture good quality, price-competitive products.

         Along with revenues from Red River's operations, the Company continues its tradition of realizing revenues from its oil and gas operations. For the six months ending June 30, 1998, the Company drilled seven natural gas wells and completed four natural gas wells. Additionally, the Company extended its gas gathering system located in Knox County, Kentucky by 13,500 feet. By comparison, for the same period of 1997, the Company drilled seven natural gas wells and completed six natural gas wells. Drilling operations for the first six months of 1998 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation.

LIQUIDITY

         The Company continues to acquire natural gas and oil properties. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base which includes natural resources other than its original gold and silver mining properties. During the first six months of 1998, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position the Company for future acquisitions and financing.

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and in which it owns interests, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. Daugherty Petroleum, Inc. has reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first six months of 1998, approximately 27% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 9% of the revenues. Manufacturing sales related to Red River accounted for 64% of the revenues.

         The Company plans to drill 25 wells during 1998 and will attempt to earn interests ranging from 12.5% to 50% interest in each well it drills.

         Working capital for the period ending June 30, 1998, was a negative $2,451,792 compared to the same period in 1997, when working capital was a negative $190,837.

         During the first six months of 1998, and compared to the same period in 1997, the changes in the composition of the Company's current assets were: cash balances decreased $77,113 from 278,905 to $201,792, accounts receivable balances decreased $425,365 from $983,172 to $557,807; and inventories increased $18,124 from $645,045 to $663,169. Other current assets such as prepaids and notes receivable decreased $56,534 from $65,607 to $9,073. Overall, current assets decreased by $540,888 to $1,431,841.

         Current liabilities for the period ended June 30, 1998 were $3,883,633 compared to $2,163,566 for the period ended June 30, 1997. Drilling pre-payments expected to be used during 1998 accounted for $1,120,154 of the increase.

         While management believes that its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, it has continued to refine its long range strategy in 1998 to meet the Company's financial obligations. This strategy involves:

         - ACQUISITION OF REVENUE-PRODUCING PROPERTIES: In November 1997, Daugherty Petroleum signed a Letter of Intent to acquire producing oil and gas properties in Kentucky, Louisiana and Tennessee. Management believes that the addition of these properties will favorably impact the Company's cash flow. Daugherty Petroleum is continually reviewing existing properties in its area of interest that are for sale.

         - ACQUIRING A LINE OF CREDIT: The Company has received a preliminary term sheet for a $1,000,000 line of credit from Compass Bank of Houston, Texas. Management believes that this credit facility will be secured in August of 1998.

         - INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: The Company plans to expand its natural gas pipeline by 45,000 feet in 1998. The extension will allow for substantially more natural gas to be transported to market from wells drilled in 1997 and 1998.

         - ADDITIONAL FUNDING FOR RED RIVER HARDWOODS, INC.: The Company is seeking additional capital for Red River Hardwoods, Inc. that will allow it to increase its inventory, which would permit Red River to operate at a more efficient capacity, and thereby increase its revenues.

RESULTS OF OPERATIONS

         For the six month period ending June 30, 1998, the Company's gross revenues increased $410,449 to $2,956,729 from $2,546,280 for the same period in 1997. The Company experienced a net loss of $538,960 in this period compared to a net loss of $544,946 in the same period of 1997.

         The Company's gross revenues were derived from drilling contract revenues of $788,046 (27%) from natural gas and oil operations and production revenues of $280,333 (9%) and lumber sales and product manufacturing revenues of $1,888,350 (64%).

         The increase in gross revenues of $410,449 was attributable to the increased drilling activities and lumber sales during the period. Contract revenues from drilling activities increased by $173,571 from $614,475 in the first six months of 1997 to $788,046 in the first six months of 1998. Manufacturing revenues related to Red River Hardwoods increased by $267,187 from $1,621,163 in the first six months of 1997 to $1,888,350 in the first six months of 1998.

         During the first six months of 1998, total direct costs increased by $576,971 to $2,598,699 compared to $2,021,728 in the first quarter of 1997.
These direct costs included Red River Hardwoods' expenses and drilling costs for six natural gas wells.

         The Company believes there are several factors that will increase revenues for 1998. First, the prices received for natural gas produced are up over 1997's overall average price. Secondly, the natural gas gathering system expansion planned for 1998 will dramatically increase Daugherty Petroleum's ability to transport natural gas to the market. Thirdly, The Company will receive additional revenues from the pending acquisition of oil and gas properties. Further, the commencement of drilling on the 100 well drilling contract should positively impact earnings for the second half of 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------
                                                                                                   PAGE
         (1)      Balance Sheet for the Period Ended June 30, 1998..........................         8
                  Income Statement for the Period Ended June 30, 1998.......................       9 - 10

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

           3(e) Certificate of Change of Name for Alaska Apollo Resources Inc., a British Columbia corporation, dated June 24, 1998, changing the name of Alaska Apollo Resources Inc. to Daugherty Resources, Inc. and further changing the authorized capital of the Registrant from 20,000,000 shares of common stock, without par value per share, to 50,000,000 shares of common stock, without par value, and authorizing the creation of 6,000,000 shares of preferred stock, without par value per share.

           3(f) Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 24, 1998, changing the authorized common stock of the Registrant from 50,000,000 shares of common stock, without par value per share, to 10,000,000 shares of common stock, without par value.

           3(g) Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 25, 1998, changing the authorized preferred stock of the Registrant from 6,000,000 shares of preferred stock, without par value per share, to 1,200,000 shares of preferred stock, without par value.

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

          11        Computation of Per Share Earnings

          27        Financial Data Schedule.

          (b)       Reports on Form 8-K.
                    --------------------

                    Current Report on Form 8-K for the Company dated June 29, 1998, File No. 0-12185, reported the results of the General Annual Meeting shareholder vote on special resolutions, resulting in name change and change in capital structure. (Item 5. Other Events.)

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

                                         ALASKA APOLLO RESOURCES INC.


                                         By:  /s/ William S. Daugherty
                                            ------------------------------------
                                               William S. Daugherty, President


Dated:   August 14, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




             SIGNATURE                                 TITLE                                          DATE

/s/ William S. Daugherty                   Chairman of the Board, President,                     August 14, 1998
-----------------------                     Director of the Registrant
WILLIAM S. DAUGHERTY


James K. Klyman*                            Director of the Registrant                           August 14, 1998
-----------------------
JAMES K. KLYMAN



Charles L. Cotterell*                       Director of the Registrant                           August 14, 1998
-----------------------
CHARLES L. COTTERELL



/s/ Daryl J. Greattinger                      Chief Financial Officer                            August 14, 1998
-----------------------
DARYL J. GREATTINGER



*By William S. Daugherty
-----------------------
        William S. Daugherty,
        Attorney-in-Fact


DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                        6/30/97          6/30/98
                                                      -----------     ------------
                            ASSETS
CURRENT ASSETS
--------------
  Cash                                                $    278,905    $    201,792
  Accounts receivable                                      983,172         557,807
  Inventory                                                645,045         663,169
  Other current assets                                      65,607           9,073
                                                      ------------    ------------

            TOTAL CURRENT ASSETS                         1,972,729       1,431,841

OIL & GAS PROPERTIES (NET)                               3,772,372       4,284,367
--------------------------

MINING PROPERTY (NET)                                   11,252,733      11,227,733
---------------------

PROPERTY  & EQUIPMENT (NET)                              2,099,674       1,863,741
===========================

OTHER ASSETS
------------
  Related party loans                                       54,442          83,066
  Bonds & deposits                                          68,282          54,224
  Other assets                                             322,108         293,884
  Goodwill, net of amortization of $900,460              1,414,676       1,204,209
                                                      ------------    ------------
                                                         1,859,508       1,635,383
                                                      ============    ============

            TOTAL ASSETS                              $ 20,957,016    $ 20,443,065
                                                      ============    ============


                 LIABILITIES & STOCKHOLDER'S EQUITY
                 ----------------------------------

CURRENT LIABILITIES
-------------------
  Short-term loans & notes                            $     88,324    $     32,000
  Current portion of LT debt                               493,425       1,011,195
  Accounts payable                                         991,464       1,179,082
  Accrued liabilities                                      590,353         541,202
  Drilling prepayments                                        --         1,120,154
                                                      ------------    ------------

            TOTAL CURRENT LIABILITIES                    2,163,566       3,883,633

LONG-TERM LIABILITIES                                    3,717,265       2,942,360
---------------------

PAYABLE TO RELATED PARTIES                                    --            37,612
--------------------------                            ------------    ------------
                                                         5,880,831       6,863,605

MINORITY INTEREST                                            1,503             757
=================

STOCKHOLDER'S EQUITY
--------------------
  Common stock                                          20,670,461      21,054,304
  Common stock subscribed                                     --              --
  Additional paid in capital                                  --              --
  Retained earnings (deficit)                           (5,050,087)     (6,936,641)
  Current income (loss)                                   (545,692)       (538,960)
                                                      ============    ============
                                                        15,074,682      13,578,703
                                                      ------------    ------------

            TOTAL LIABILITIES &
              STOCKHOLDER'S EQUITY                    $ 20,957,016    $ 20,443,065
                                                      ============    ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                             For the six month period ended

                                                 6/30/97                       6/30/98
                                             --------------------------    --------------------------

GROSS REVENUE                                    $ 2,546,280       100.00%     $ 2,956,729       100.00%
-------------

DIRECT EXPENSES                                    2,021,728        79.40%       2,598,699        87.89%
---------------                                    ----------       ------       ----------       ------
            GROSS PROFIT                             524,552        20.60%         358,030        12.11%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                   173,766         6.82%         181,867         6.15%
  Accounting & audit                                  14,271         0.56%          73,546         2.49%
  Advertising & promotion                             21,979         0.86%           5,658         0.19%
  Amortization                                       105,234         4.13%         105,234         3.56%
  Bad debts                                            6,619         0.26%               -         0.00%
  Depreciation                                        33,451         1.31%          34,911         1.18%
  General consulting                                  87,407         3.43%          90,753         3.07%
  Insurance                                           39,239         1.54%          18,673         0.63%
  Legal                                              126,063         4.95%          50,288         1.70%
  License & fees                                       3,352         0.13%               -         0.00%
  Office & general                                    48,395         1.90%         107,962         3.65%
  Payroll & property tax                              16,583         0.65%          16,095         0.54%
  Rent                                                43,900         1.72%          23,397         0.79%
  Repairs & maintenance                                4,298         0.17%           2,809         0.10%
  Shareholder & investor information                  29,345         1.15%          28,738         0.97%
  Travel & entertainment                              30,376         1.19%          30,715         1.04%
                                                      -------        -----          -------        -----

            TOTAL G & A EXPENSES                     784,278        30.80%         770,646        26.06%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                           3,096         0.12%          14,277         0.48%
  Miscellaneous                                       16,070         0.63%          28,727         0.97%
  Gain (loss) on sale of equipment                  (174,052)       -6.84%               -         0.00%
  Interest expense                                  (130,334)       -5.12%        (169,348)       -5.73%
                                                    ---------       ------        ---------       ------

INCOME BEFORE INCOME TAX & OTHER                    (544,946)      -21.40%        (538,960)      -18.23%
--------------------------------

  Income tax expense (benefit)                             -         0.00%               -         0.00%

MINORITY PORTION                                        (746)       -0.03%              -          0.00%
----------------                                        -----       ------      ----------         -----

            NET INCOME (LOSS)                     $ (545,692)      -21.43%      $ (538,960)      -18.23%
                                                  ===========      =======      ===========      =======


DEFICIT, beginning of period                      (5,050,087)                 $ (6,936,641)
DEFICIT, end of period                            (5,595,779)                 $ (7,475,601)


Shares outstanding                                 9,535,269                     9,821,754

EARNINGS PER SHARE                                    ($0.06)                       ($0.05)



Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                      For the six month period ended

                                                                          6/30/97            6/30/98
                                                                      ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                                        $ (545,692)        $ (538,960)
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                                   257,303            287,577
    Minority interest                                                             746                  -
    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                                                  (290,844)           (64,085)
        Inventory                                                             (64,730)            14,975
        Other current assets                                                  (27,762)            55,589
      Increase (decrease) in:
        Short-term loans & notes                                              (15,000)           (34,100)
        Accounts payable                                                      116,141           (293,630)
        Accrued liabilities                                                         -            180,806
        Drilling prepayments                                                        -           (283,153)
                                                                                   --           ---------
            Net cash provided by (used in) operating activities              (569,838)          (674,981)


CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------
  Change in oil & gas properties                                              432,323           (387,104)
  Change in mining properties                                                 (21,486)             4,496
  Change in property & equipment                                              (41,681)           (39,422)
  Change in other assets                                                     (184,094)           (90,189)
                                                                            ----------        -----------
            Net cash provided by (used in) investing activities               185,062           (512,219)


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of common stock                                                    149,991             99,868
  Change in long-term liabilities                                             242,600             38,275
  Change in payable to related party                                                -             11,289
                                                                            ---------         ----------
            Net cash provided by (used in) financing activities               392,591            149,432
                                                                            ----------        ----------

NET INCREASE (DECREASE) IN CASH                                                 7,815         (1,037,768)
-------------------------------

CASH AT BEGINNING OF PERIOD                                                   271,090          1,239,560
---------------------------                                                 ----------         ---------

CASH AT END OF PERIOD                                                       $ 278,905          $ 201,792
---------------------                                                       ==========         =========










Unaudited-Internally prepared by Company management