Form 10QSB
period 1998-09-30
DAUGHERTY RESOURCES INC
filed 1998-11-16
CIK 746834

--------------------------------------------------------------------------------
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1998, WAS 2,183,783.

         Transitional Small Business Disclosure Format (check one): Yes   No X .
                                                                       ---  ---

--------------------------------------------------------------------------------
================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages 8 through 11 of this Report, and is incorporated herein by reference.

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

         At the Annual General Meeting held on June 22, 1998, shareholders approved special resolutions, effective June 23, 1998, including one that changed the Company's name from Alaska Apollo Resources Inc. to Daugherty Resources, Inc., a name that management believes more closely represents the Company's current revenue generating activities. Further, special resolutions were approved that increased the Company's capital structure as follows:

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

         Effective 8:00 a.m. June 29, 1998, the Company's stock was traded on The Nasdaq Small Cap Market under the name Daugherty Resources, Inc. and the symbol "NGASF".

         The issuance of preferred stock by the Company will allow the planned acquisition of certain operating wells in Kentucky, Louisiana and Tennessee. Management believes this acquisition will close in the fourth quarter of 1998. In addition, the Company has signed a program agreement to drill 100 wells in southeastern Kentucky, in which the Company will retain from 15% to 50% working interests.

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

         Along with revenues from Red River's operations, the Company continues its tradition of realizing revenues from its oil and gas operations. For the nine months ending September 30, 1998, the Company drilled ten natural gas wells and completed nine natural gas wells. Additionally, the Company extended its gas gathering system located in Knox County, Kentucky by 10,500 feet. By comparison, for the same period of 1997, the Company drilled nine natural gas wells and completed nine natural gas wells. Drilling operations for the first nine months of 1998 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation.

LIQUIDITY

         The Company continues to acquire natural gas and oil properties. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base which includes natural resources other than its original gold and silver mining properties. During the first nine months of 1998, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position the Company for future acquisitions and financing.

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and in which it owns interests, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. Daugherty Petroleum, Inc. has reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first nine months of 1998, approximately 27% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 10% of the revenues. Manufacturing sales related to Red River accounted for 63% of the revenues.

         The Company plans to drill 7 wells during the fourth quarter of 1998 and will attempt to earn interests ranging from 12.5% to 50% interest in each well it drills.

         Working capital for the period ending September 30, 1998, was a negative $2,764,610 compared to the same period in 1997, when working capital was a negative $436,378.

         During the first nine months of 1998, and compared to the same period in 1997, the changes in the composition of the Company's current assets were: cash balances increased $59,458 from $316,118 to $375,576, accounts receivable balances decreased $83,808 from $632,588 to $548,780; and inventories decreased $253,976 from $617,234 to $363,258. Other current assets such as prepaids and notes receivable decreased $95,732 from $104,805 to $9,073. Overall, current assets decreased by $374,058 to $1,296,687.

         Current liabilities for the period ended September 30, 1998 were $4,061,297 compared to $2,064,805 for the period ended September 30, 1997. Drilling pre-payments expected to be used during 1998 accounted for $1,022,654 of the increase and a new revolving line of credit accounted for $622,177 of the increase.

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

         - ACQUIRING A LINE OF CREDIT: The Company obtained a $1,000,000 line of credit from Compass Bank of Houston, Texas.

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

RESULTS OF OPERATIONS

         For the nine month period ending September 30, 1998, the Company's gross revenues increased $826,477 to $4,408,820 from $3,582,343 for the same period in 1997. The Company experienced a net loss of $1,195,972 in this period compared to a net loss of $1,066,994 in the same period of 1997.

         The Company's gross revenues were derived from drilling contract revenues of $1,203,302 (27%) from natural gas and oil operations and production revenues of $426,725 (10%) and lumber sales and product manufacturing revenues of $2,778,793 (63%).

         The increase in gross revenues of $826,477 was primarily attributable to the increased drilling activities and lumber sales during the period. Contract revenues from drilling activities increased by $446,656 from $756,646 in the first nine months of 1997 to $1,203,302 in the first nine months of 1998. Manufacturing revenues related to Red River Hardwoods increased by $349,987 from $2,428,806 in the first nine months of 1997 to $2,778,793 in the first nine months of 1998.

         During the first nine months of 1998, total direct costs increased by $1,124,941 to $4,119,881 compared to $2,994,940 in the first nine months of 1997. These direct costs included Red River Hardwoods' expenses and drilling costs for nine natural gas wells.

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

YEAR 2000 INFORMATION

         The Company's field and administrative operations have been reviewed for Year 200 Compliance. Normal upgrades will result in essential operations being Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, can be easily upgraded at nominal cost and inconvenience.

The Company has contacted its gas purchasers and third party software and service vendors concerning Year 2000 compliance. Those third parties not already compliant have indicated that they are working to be compliant. The Company will be preparing contingency plans regarding those third parties that do not currently meet Year 2000 compliance standards. Costs incurred to date, future costs, implementation of contingency plans and completion of modifications or replacements have not been and are not expected to be material or pose a material risk.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------

                                                                            PAGE
                                                                            ----

         (1) Balance Sheet for the Period Ended June 30, 1998.................8
             Income Statement for the Period Ended June 30, 1998.......... 9-10
             Computation of Per Share Earnings...............................11

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

                                             DAUGHERTY RESOURCES, INC.

                                             By: /s/ William S. Daugherty
                                                -------------------------------
                                                 William S. Daugherty, President

Dated:   November 13, 1998

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


       SIGNATURE                                  TITLE                                  DATE
       ---------                                  -----                                  ----
/s/ William S. Daugherty              Chairman of the Board, President,              November 13, 1998
--------------------------               Director of the Registrant
WILLIAM S. DAUGHERTY

James K. Klyman*                         Director of the Registrant                  November 13, 1998
--------------------------
JAMES K. KLYMAN

Charles L. Cotterell*                    Director of the Registrant                  November 13, 1998
--------------------------
CHARLES L. COTTERELL

/s/ Daryl J. Greattinger                 Chief Financial Officer                     November 13, 1998
--------------------------
DARYL J. GREATTINGER

*By William S. Daugherty
    ----------------------
    William S. Daugherty,
    Attorney-in-Fact

                                       7

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited

                                                        9/30/97          9/30/98
                                                    -----------     ------------
                                    ASSETS

CURRENT ASSETS
  Cash                                              $   316,118     $   375,576
  Accounts receivable                                   632,588         548,780
  Inventory                                             617,234         363,258
  Other current assets                                  104,805           9,073
                                                    -----------     -----------
      TOTAL CURRENT ASSETS                            1,670,745       1,296,687

OIL & GAS PROPERTIES (NET)                            3,776,068       4,388,332

MINING PROPERTY (NET)                                11,252,733      11,227,733

PROPERTY & EQUIPMENT (NET)                            1,985,415       1,824,185

OTHER ASSETS
  Related party loans                                    51,612          82,386
  Bonds & deposits                                       68,282          54,224
  Other assets                                          351,885         300,743
  Goodwill, net of amortization of $953,077           1,362,059       1,151,592
                                                    -----------     -----------
                                                      1,833,838       1,588,945
                                                    -----------     -----------
      TOTAL ASSETS                                  $20,518,799     $20,325,882
                                                    ===========     ===========


                      LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term loans & notes                          $    57,000     $     7,000
  Current portion of LT debt                            510,000       1,294,939
  Accounts payable                                    1,063,350       1,208,217
  Accrued liabilities                                   434,455         528,487
  Drilling prepayments                                        -       1,022,654
                                                    -----------     -----------
      TOTAL CURRENT LIABILITIES                       2,064,805       4,061,297

LONG-TERM LIABILITIES                                 3,857,539       3,152,211

PAYABLE TO RELATED PARTIES                               42,318          34,409
                                                    -----------     -----------
         TOTAL LIABILITIES                            5,964,662       7,247,917

MINORITY INTEREST                                           757             757

STOCKHOLDER'S EQUITY
  Common stock                                       20,670,461      21,209,821
  Retained earnings (deficit)                        (5,050,087)     (6,936,641)
  Current income (loss)                              (1,066,994)     (1,195,972)
                                                    -----------     -----------
    STOCKHOLDER'S EQUITY                             14,553,380      13,077,208
                                                    -----------     -----------
      TOTAL LIABILITIES & STOCKHOLDER'S EQUITY      $20,518,799     $20,325,882
                                                    ===========     ===========


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                                For the nine month period ended
                                                             9/30/97                       9/30/98
                                                    ------------------------       ------------------------

GROSS REVENUE                                       $  3,582,343     100.00%       $  4,408,820     100.00%

DIRECT EXPENSES                                        2,994,940      83.60%          4,119,881      93.45%
                                                    ------------     ------        ------------     ------

      GROSS PROFIT                                       587,403      16.40%            288,939       6.55%

GENERAL & ADMINISTRATIVE EXPENSES
  Salaries & wages                                       251,040       7.01%            347,719       7.89%
  Accounting & audit                                      25,394       0.71%             84,649       1.92%
  Advertising & promotion                                 32,559       0.91%              9,461       0.21%
  Amortization                                           157,851       4.41%            157,851       3.58%
  Bad debts                                              133,946       3.74%                  -       0.00%
  Depreciation                                            50,177       1.40%             52,919       1.20%
  General consulting                                      98,947       2.76%            147,562       3.35%
  Insurance                                               67,491       1.88%             36,695       0.83%
  Legal                                                  142,288       3.97%            101,561       2.30%
  Office & general                                       108,059       3.02%            152,673       3.46%
  Payroll & property tax                                  23,264       0.65%             30,109       0.68%
  Rent                                                    72,947       2.04%             36,652       0.83%
  Repairs & maintenance                                    5,152       0.14%              7,736       0.18%
  Shareholder & investor information                      66,632       1.86%             51,977       1.18%
  Travel & entertainment                                  45,163       1.26%             51,636       1.17%
                                                    ------------     ------        ------------     ------
      TOTAL G & A EXPENSES                             1,280,910      35.76%          1,269,200      28.79%

OTHER INCOME (EXPENSE)
  Interest & dividend income                               3,136       0.09%             26,203       0.59%
  Miscellaneous                                           29,334       0.82%             41,589       0.94%
  Gain (loss) on sale of equipment                      (200,095)     -5.59%                  -       0.00%
  Interest expense                                      (205,862)     -5.75%           (283,503)     -6.43%
                                                    ------------     ------        ------------     ------
INCOME BEFORE INCOME TAX & OTHER                      (1,066,994)    -29.78%         (1,195,972)    -27.13%
  Income tax expense (benefit)                                 -       0.00%                  -       0.00%

MINORITY PORTION                                               -       0.00%                  -       0.00%
                                                    ------------     ------        ------------     ------
      NET INCOME (LOSS)                             $ (1,066,994)    -29.78%       $ (1,195,972)    -27.13%
                                                                     ======                         ======

DEFICIT, beginning of period                          (5,050,087)                    (6,936,641)
                                                    ------------                   ------------
DEFICIT, end of period                              $ (6,117,081)                  $ (8,132,613)
                                                    ============                   ============

Shares outstanding                                     1,899,696                      2,183,783

EARNINGS PER SHARE                                        ($0.56)                        ($0.55)
                                                          ======                         ======


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                                For the nine month period ended
                                                                                   9/30/97          9/30/98
                                                                                ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $ (1,066,994)     $ (1,195,972)
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                                          518,385           440,447
    Minority interest                                                                      -                 -
    Changes in current assets & liabilities
    (Increase) decrease in:
      Accounts receivable                                                            (74,206)          (55,058)
      Inventory                                                                      (36,919)          314,886
      Other current assets                                                           (63,924)           55,589
    Increase (decrease) in:
      Short-term loans & notes                                                             -           (59,100)
      Accounts payable                                                                32,129          (264,495)
      Accrued liabilities                                                                  -           168,091
      Drilling prepayments                                                                 -          (380,653)
                                                                                ------------      ------------
          Net cash provided by (used in) operating activities                       (691,529)         (976,265)


CASH FLOWS FROM INVESTING ACTIVITIES
  Change in oil & gas properties                                                     394,627          (558,969)
  Change in mining properties                                                              -             4,496
  Change in property & equipment                                                      32,059           (32,219)
  Change in other assets                                                            (217,733)          (96,368)
                                                                                ------------      ------------
          Net cash provided by (used in) investing activities                        208,953          (683,060)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                           149,991           255,385
  Change in long-term liabilities                                                    395,443           531,870
  Change in payable to related party                                                   6,692             8,086
                                                                                ------------      ------------
          Net cash provided by (used in) financing activities                        552,126           795,341
                                                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH                                                       69,550          (863,984)

CASH AT BEGINNING OF PERIOD                                                          246,568         1,239,560
                                                                                ------------      ------------
CASH AT END OF PERIOD                                                           $    316,118      $    375,576
                                                                                ============      ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
COMPUTATION OF PER SHARE EARNINGS

(United States Dollars)
Unaudited

         The table below presents information necessary for the computation of loss per share of the common stock, on both a primary and fully diluted basis, for the nine months ended September 30, 1998 and 1997, and the years ended December 31, 1997, 1996 and 1995. The computations below reflect the 1 for 5 Reverse Stock Split effective June 30, 1998.

                                        NINE MONTHS ENDED
                                        -----------------
                                           SEPTEMBER 30                         YEAR ENDED DECEMBER 31
                                           ------------                         ----------------------
                                       1998             1997             1997             1996             1995
                                       ----             ----             ----             ----             ----
Net loss applicable to share of

Common Stock and Common

Stock equivalents                   $(1,195,972)     $(1,066,994)     $(1,708,418)     $  (733,973)     $(1,440,003)

Average number of shares of
Common Stock Outstanding              2,183,783        1,899,696        1,964,351        1,700,991        1,548,542
Common Stock equivalents              1,464,355        1,313,244        1,353,244          283,293          190,333
Total shares of Common Stock
and Common Stock equivalents          3,648,138        3,212,940        3,389,755        1,984,284        1,738,875

Primary loss per share of

Common Stock                        $      (.55)     $      (.56)     $      (.87)     $      (.43)     $      (.93)

Fully diluted loss per share of

Common Stock                        $      (.33)     $      (.33)     $      (.50)     $      (.37)     $      (.83)

--------------

         Common Stock equivalents are considered anti-dilutive because of the net losses incurred by the Company.