Form 10KSB
period 1998-12-31
DAUGHERTY RESOURCES INC
filed 1999-03-31
CIK 746834

===============================================================================
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                  FORM 10-KSB

[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1998

                                       OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from _________ to _________

                        Commission file number: 0-12185

                           DAUGHERTY  RESOURCES, INC.
                 (Name of Small Business Issuer in its charter)

           British Columbia                       Not Applicable
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization


                        120 Prosperous Place, Suite 201
                         Lexington, Kentucky 40509-1844
                    (Address of principal executive office)

        Issuer's telephone number, including area code: (606) 263-3948.
                                 ______________

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer revenues for the year ended December 31, 1998, were $5,943,921.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of March 29, 1999, was: $2,221,136.

     The number of shares outstanding of each of the Issuer's classes of common equity, as of March 29, 1999, was: 2,183,783.

     Documents incorporated by reference: None.

===============================================================================

                               TABLE OF CONTENTS

PART I.................................................................................     1
     Item 1.   Business................................................................     1
     Item 2.   Properties..............................................................    10
     Item 3.   Legal Proceedings.......................................................    10
     Item 4.   Submission of Matters to a Vote of Security Holders.....................    10
PART II................................................................................    10
     Item 5.   Market for the Registrant's Common Equity
                    and Related Stockholder Matters....................................    10
     Item 6.   Selected Financial Data.................................................    11
     Item 7.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................    12
     Item 8.   Financial Statements and Supplementary Data.............................    16
     Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.............................    16
PART III...............................................................................    16
     Item 10.  Directors and Executive Officers of the Registrant......................    16
     Item 11.  Executive Compensation..................................................    17
     Item 12.  Security Ownership of Certain Beneficial Owners and Management..........    18
     Item 13.  Certain Relationships and Related Transactions..........................    20
PART IV................................................................................    21
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........    21

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Daugherty Resources, Inc. (the "Company" or the "Registrant") is a diversified natural resources company with assets in oil and gas, gold prospects, and a hardwood manufacturing facility. The Company officially changed its name in 1998 from Alaska Apollo Resources Inc. to Daugherty Resources, Inc. Originally formed in 1979 to develop gold properties in Alaska, the Company, through its 1993 acquisition of Daugherty Petroleum, Inc., has acquired substantial oil and gas interests in the Appalachian and Illinois Basins. In 1996, Daugherty Petroleum, Inc. concluded its acquisition of an
80 percent interest in Red River Hardwoods, Inc., a lumber drying and dimensional hardwood manufacturing facility based in Kentucky.

     The Company's strategy is to continue to expand its base in natural resources in the eastern part of the United States. To implement this strategy, the Company emphasizes the following elements:

     -- Diversification of the Company's assets to take advantage of natural resources located in the vicinity of its operations;

     --   Reserve growth through high potential developmental drilling;

     -- Balance between development drilling and acquisitions of proved oil and gas properties;

     --   A dedication to research and development in the energy field; and

     --   Equity ownership and incentives to attract and retain employees.

     The Company has focused on its oil and gas drilling efforts through its subsidiary, Daugherty Petroleum, Inc., in the Appalachian and Illinois Basins. Management has extensive experience in both basins, and the Company believes that there are significant undiscovered reserve potential and opportunities in the basins. The Company's concentration on these two basins helps keep operational expenses to a minimum.

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

EXPLORATION AND DEVELOPMENT

     The Company has focused its efforts on acquiring drilling rights to as much acreage in the Appalachian Basin as possible. Management has chosen to prioritize its efforts in this area as the proven way to build potential value for its shareholders while also creating an expanding reserve base from which its drilling programs can be continually expanded. In 1998, the Company acquired drilling rights to 9,378 gross acres. These properties, farmed-in from Equitable Resources Energy Company and The Wiser Oil Company, are in an area that the Company believes has significant potential for future development. The Company's 1998 drilling activity began to prove up this acreage. Coupled with the farm-ins received by the Company in 1996 and 1997, the Company believes it is now in a position for significant growth in activity and revenue enhancement.

     The Company's strategy now focuses on increasing its natural gas and oil reserves, as well as production, and drilling and operating revenues by the drilling and development of the acreage it has acquired. While the Company is pursuing its strategy of increasing reserves through drilling and development of its acreage through drilling programs and joint ventures, it continues to review potential acquisitions, including other oil and gas companies or partnerships and producing properties.

AREAS OF OPERATION

     The Appalachian Basin is located in close proximity to major natural gas markets in the northeastern United States. This proximity to a substantial number of large commercial and industrial gas markets, coupled with the relatively stable nature of Appalachian Basin production and the availability of transportation facilities has resulted in generally higher wellhead prices than in other areas of the United States. The Appalachian Basin is the oldest gas and oil producing region in the United States and includes Ohio, Pennsylvania, New York, West Virginia, Kentucky, and Tennessee. Historically, most of the production in the Appalachian Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized as long-lived reserves that produce for more than 20 years.

     To date, the Company's drilling operations in the Appalachian Basin have principally involved drilling the Mississippian and Devonian formations in southeastern Kentucky and northeastern Tennessee. These formations are generally limestones and shales and underlie all of the area of the Company's acreage. These formations have varying thicknesses and are located at depths ranging generally from 2,000 feet to 4,400 feet. Substantially all the wells the Company drills have depths of between 2,200 feet and 3,800 feet. These formations are generally characterized by low permeability and low porosity. Although these formations generally produce for many years, a substantial portion of the total well production can be expected within the first several years.

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

ACQUISITION OF PROPERTIES

     Daugherty Petroleum, Inc. continually evaluates properties, both developed and undeveloped, and prospects originated by its staff and outside independent geologists as well as other oil and gas companies.

     The Company has focused on accumulation of an acreage position in an area of the Appalachian Basin that it believes will provide significant benefits over the next several years. The Company continues to evaluate the properties for potential drilling. Substantially all of the Company's drilling operations are currently conducted on the acreage position it has acquired.

     In 1993, the Company acquired certain oil and gas interests in Whitley and Knox Counties in southeastern Kentucky from a private company and also acquired interests in wells in the same area from partnerships.

     In 1997, the Company acquired the total working interest in a well from Equitable Resources Energy Company.

     On November 3, 1997, the Company signed a Letter of Intent to acquire oil and gas producing properties and to enter into an extensive oil and gas exploration and financing program with Environmental Energy, Inc. The assets are located in Kentucky, Tennessee, and Louisiana. As of December 31, 1998, this acquisition has not been finalized but it is anticipated that the acquisition will be finalized by the Company's annual meeting expected to be held in May of 1999.

     The Company intends to continue to review potential acquisitions but had no commitment with respect to any material acquisition as of December 31, 1998, other than the Environmental Energy, Inc. acquisition referenced above.

DRILLING SERVICES

     The Company enters into turnkey contracts with other companies and joint venture partnerships to drill wells. Pursuant to these contracts, the Company is responsible for the drilling and development of the wells. The Company subcontracts with third parties for the performance of a substantial portion of the operations required to drill, complete and equip these wells for production. Although the Company manages and supervises all necessary drilling and related service and equipment operations on these wells, there are a number of third party services to obtain, including contract drilling, fracturing, logging and pipeline construction which are performed by subcontractors who specialize in those operations. Since the Company contracts with the partnerships on a turnkey basis, the Company is responsible for drilling and completing the wells, regardless of the actual cost. Consequently, the Company is subject to the risk that prices incurred in the actual drilling and development operations could increase beyond its contract price thereby rendering its drilling contracts less profitable or unprofitable. Moreover, difficulties encountered in drilling and completion operations can substantially increase costs sometimes without recourse to the Company. The Company continually monitors the cost incurred in drilling, completion and production operations and reviews its turnkey contract prices for each partnership in order to reduce the risk of unprofitable drilling operations. These turnkey drilling prices are subject to change based on competition, the return sought by the partnerships, the Company's revenue and profit considerations and other industry conditions.

OIL AND GAS FIELD OPERATIONS

     As of December 31, 1998, the Company operates 127 wells, all of which are located in Kentucky. As an operator of producing wells, the Company is responsible for the maintenance and verification of all production records, contracting for oil and gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations.

     The Company receives a monthly operating fee for each well it operates and is reimbursed for most third party costs associated with operations and production of the wells. Most partnerships pay the Company their specified operating fee based upon the aggregate interest in the wells.

MARKETS

     The revenues generated by the Company's exploration and production operations are highly dependent upon the prices of, and demand for, natural gas, and to a lesser extent, crude oil. For the last several years, prices of natural gas and crude oil have reflected a worldwide surplus of supply over demand. The Company signed a one year contract for up to 1.5 MMcf per day at $2.05 per MMBtu. The Company's efforts to expand its gathering system has improved its access to new markets where prices more closely reflect the Appalachian hub prices received by other operators in the Appalachian Basin.

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

     Most of the Company's natural gas production is sold to Southern Gas Company. A gas market is available through other potential customers, including The Wiser Oil Company and Delta Natural Gas Company. The Company sells approximately 60 percent of its crude oil production to Indiana Farm Bureau, Inc., with the balance being sold to refineries or marketers such as Marathon Oil, South Kentucky Purchasing and Bear Creek Oil. The Company believes that the loss of any purchaser of the Company's oil and gas production would not have a materially adverse affect on the Company.

COMPETITION

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

REGULATION

     The Company's operations are subject to extensive state and federal regulations which have increased the cost of doing business by requiring additional equipment or methods to eliminate or reduce pollution and have increased financial exposure as in the case of federal laws and regulations which may result in absolute liability for cleanup or removal of contamination.

     The Company does not believe that its environmental risks are materially different from those of comparable companies. The Company believes its present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect the Company's operations and financial condition. Although the Company maintains liability insurance coverage for certain liabilities from pollution, such environmental risks generally are not fully insurable; the amount of such coverage is currently $2,000,000 and is provided on a "claims made" basis.

OIL AND GAS PROPERTIES

     Daugherty Petroleum, Inc. owns fractional working interests (cost bearing interests) in 74 gross (25 net) producing gas wells and in 48 gross (17.4 net) producing oil wells. The majority of Daugherty Petroleum, Inc.'s gas production is located in southeastern Kentucky, in Whitley, Bell and Knox Counties. Oil production is located primarily in Henderson and Hopkins Counties in the western Kentucky portion of the Illinois Basin.

     A "gross well" is a well in which the Company owns a working interest.
A "net well" is deemed to exist when the sum of the fractional working interests owned by the Company in gross wells equals one.

     As of December 31, 1998, Daugherty Petroleum, Inc. owned natural gas and oil mineral leases covering 34,400 gross (29,240 net) acres of land. In 1998, Daugherty Petroleum, Inc. had a budget of $60,000 for drilling exploratory wells, and $510,000 for drilling developmental wells.

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

DRILLING ACTIVITY

     During 1998, Daugherty Petroleum, Inc. participated in the drilling of 14 gross (3.5125 net) wells and the deepening of one existing well. All of these wells were completed as wells capable of producing gas or oil in commercial quantities.

OIL AND GAS PRODUCTION AND SALES

     During 1998, thirty-one percent of the Company's operating revenues were derived from its oil and gas related activities. The Company's oil and gas gross revenues totaled $2,363,681 consisting of turnkey contract revenues of $1,879,980 (79.5 percent); oil and gas production revenues of $312,769 (13.2 percent); and operating revenues of $170,932 (7.2 percent). Gas sales are dependent on a variety of factors beyond the control of the Company, including competition with other gas suppliers, seasonal demand for gas and access to gas markets through transportation systems owned by third parties. The Company sells its natural gas production on one year sales contracts. During the past several years there had been a worldwide surplus of oil that placed downward pressure on oil prices. In fact, crude oil prices in 1998 were at an adjusted all time low price.

RESERVES

     The following table sets forth information as to the Company's proved and proved developed reserves of natural gas and oil as of December 31, 1998, 1997, 1996, 1995, and 1994:

           TOTAL PROVED RESERVES AS OF:    GAS (Mcf)    LIQUIDS (Bbls)


           December 31, 1998               10,959,130    86,083

           December 31, 1997                9,379,597    68,744

           December 31, 1996               14,509,433   285,252

           December 31, 1995               10,353,988   201,491

           December 31, 1994                7,844,657   130,912

     As used herein, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, and the term "Bbl" means barrel. Liquids include crude oil, condensate and natural gas liquids.

     The 1998 oil and gas reserves were prepared by Wright and Company, Inc., Nashville, Tennessee, as was the 1997 oil and gas reserve report. The 1995 and 1996 oil and gas reserves were prepared by the Company. No estimates of the Company's proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency.

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

GOLD AND SILVER PROPERTIES

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

     CERTAIN FACTORS AFFECTING RESERVES AND THE INDICATED RESOURCES. The Company's Unga Island activities on the Apollo-Sitka and Shumagin Claims have brought the project to the mid-exploration stage. The reserves and indicated resources are estimates based on surface and underground sampling, drilling, and geologic inference. Complete assurance cannot be given that all of the reserves and indicated resources are recoverable. Metal price fluctuations, variations in production costs and mine/mill recoveries, environmental considerations, the results of exploration work and geologic interpretation, and other factors may require restatement of the reserves and indicated resources. Neither the reserves, indicated resources, nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations. The Company has extended no work on the properties since 1996 because of the low price of gold.

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

     The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce in United States dollars on the London Bullion Market as of December 31 in each of the years indicated below:


                           1998   1997   1996   1995   1994


               HIGH        $311   $361   $415   $396   $396

               LOW         $273   $283   $368   $372   $371

               AVERAGE     $294   $322   $391   $384   $384


     FACTORS IN BRINGING A MINERAL PROJECT INTO PRODUCTION. The Company's decisions as to whether the mining properties contain mineable ore deposits and whether any property should be placed in production will depend on the results of phased exploration programs and feasibility studies, the recommendations of management and technical support, and the willingness and capability of the Company's co-venturers or other participants to proceed. This decision will involve consideration and evaluation of several significant factors, including, but not limited to:

     -- Costs of bringing a property into production, including exploration, preparation of feasibility studies, development work, and the construction of exploration, development, and production mine/mill facilities;

     --   Availability and costs of financing;

     --   Production costs;

     --   Metal market prices;

     -- Compliance requirements for environmental and mine safety and health regulations; and

     --   Political climate and governmental regulations.

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

  APOLLO-SITKA RESERVES. The following table sets forth information as to the Company's probable reserves of gold and silver as of December 31, 1998, with respect to the Apollo-Sitka Claims:

                 APOLLO-SITKA INDICATED RESOURCES AND RESERVES


   BLOCK         OUNCES PER TON    GOLD     SILVER      CLASSIFICATION
   -----         --------------    ----      ------     --------------

  Apollo (1)       2,250,000      0.145(2)    8.0      Indicated Resource

  Sitka (3)
       A               7,000      0.203       2.67          Proven
       B               1,650      0.188       2.42          Proven
       C               8,150      0.131       1.73          Proven
                      ------      -----       ----
  Total/Average       16,800      0.167       2.19
                      ======
       D               1,560      0.212       2.85         Probable
       E               2,390      0.096       1.45         Probable
       F               3,680      0.002       0.22         Probable
       G              14,670      0.001       1.02         Probable
                      ------      -----       ----
  Total/Average       22,300      0.026       1.06
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

(3)  Alaska Apollo Gold Mines, Ltd., internal report, December 1983.

     THE SHUMAGIN CLAIMS. The Shumagin Claims are located approximately 2.5 miles north of the Apollo- Sitka Claims and consist of six State of Alaska mining claims. They are connected to the Apollo-Sitka Claims by a three-mile road. Gold and silver mineralization was encountered on the Shumagin Claims in 1983, when the Company diamond drilled 3,190 feet. From its discovery in 1983 to December 31, 1995, management estimates that the Company has spent $5.5 million on exploration of the Shumagin Claims. Funds for this exploration were provided by a party interested in the exploration of the claims (approximately $350,000 in 1989) and the balance through the sale of the Company's Common Stock in 1983 ($3,002,272), 1985 ($416,305) and 1987 ($1,613,382).

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

     THE SHUMAGIN GOLD AND SILVER RESERVES. The following table sets forth information as to the Company's reserves of gold and silver as of December 30, 1998, with respect to the Shumagin Claims.

                    SHUMAGIN RESERVES (UNCUT AND UNDILUTED)
                                 OUNCES PER TON


                        TONS     GOLD    SILVER    GOLD      SILVER
                       -------   -----   ------   -------   ---------
     Drill/Trench      149,283   0.891    4.24    133,005     633,081
     Inferred
     Inferred          131,052   0.700    3.00     91,755     392,794
                       -------   -----    ----    -------   ---------
     Total/Average     280,335   0.802    3.66    224,760   1,025,875
                       =======   =====    ====    =======   =========

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

     Subsequent to the bankruptcy, Daugherty Petroleum, Inc. assigned 20 percent of the outstanding common stock in the Company, or 4,000 shares, to Trio Growth Trust, a shareholder of Red River Hardwoods, Inc. Additionally, Trio Growth Trust was granted an option to acquire 2,660 additional shares of common stock, to bring its percentage ownership to 33.3 percent in Red River Hardwoods, Inc.

ITEM 2. PROPERTIES

     In addition to the properties discussed above with respect to each business segment, the Company leases office space in Lexington, Kentucky for its executive offices pursuant to a lease which will expire in October, 2003. The Company maintains customary compensation, liability, and property insurance for all of its operations, which also includes well coverage for oil and gas exploration and production activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq SmallCap Market in the United States. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1998, the Company was authorized to issue 10,000,000 shares of the Common Stock, of which there were issued and outstanding 2,183,783 shares. No dividends were declared or paid during 1998.


                 Dec. 31,  Sept. 30,  June 30,  Mar. 31,   Dec. 31,  Sept. 30   June 30,   Mar. 31,
QUARTER ENDED     1998       1998       1998     1998(1)    1997(1)   1997(1)    1997(1)   1997(1)
Low Bid Price   0.3133      0.625      1.375    1.250      1.875     1.875       2.50      1.405
High Bid Price  0.5000      0.750      1.625    1.565     1.095     1.405       2.03      1.405

[FN]
_____________

(1) The Low and High Bid Prices for the quarters ending March 31, 1998, December 31, 1997, September 30, 1997, June 30, 1997, and March 31, 1997,
     have been adjusted to reflect the impact of the one for five consolidation of the Common Stock which was effective June 29, 1998.

     As of March 29, 1999, the high and low bids with respect to the price of the Common Stock were $1.188 and $1.125, respectively. The Nasdaq SmallCap Market quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

     As of December 31, 1998, there were 2,777 holders of record of the Common Stock, of whom 2,701 were United States shareholders holding a total of 1,935,495 shares representing approximately 88.63 percent of the issued and outstanding shares of the Common Stock.

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

                                                                 Year Ended December 31,
INCOME STATEMENT DATA:                     1998           1997          1996(1)        1995             1994
                                           ----           ----          -------        ----             ----
Gross Revenues                         $ 5,943,921    $ 4,846,157     $ 2,147,606    $ 2,052,222    $ 2,458,835
Direct Expenses                          5,201,340      4,156,795       1,437,958      1,660,043      1,156,648
Operating Income (loss)                 (1,550,102)    (1,708,411)       (742,107)    (1,437,437)      (173,335)
Income (loss) From Continuing
 Operations                             (1,550,102)    (1,708,411)       (733,973)    (1,440,003)      (174,832)
Per Share Income (Loss from
 Continuing  Oper.)(2)                      ($0.77)        ($0.93)         ($0.46)        ($0.95)        ($0.10)
CASH FLOW DATA:
Capital Expenditures                       790,492        682,775         473,325        197,354      3,781,088
BALANCE SHEET DATA:
Working Capital                         (3,605,450)    (1,478,498)       (527,308)      (692,600)       226,174
Property & Equipment, net               17,690,553     17,136,154      17,646,004     15,657,153     15,678,048
Total Assets                            20,488,132     21,262,670      20,882,719     18,220,555     18,701,045
Current Maturities of Long-Term Debt     1,167,962        652,071         399,889        218,458         86,304
Long-Term Debt                           2,736,051      3,263,209       3,561,254        913,986        849,025
Stockholders' Investment                12,704,832     14,017,795      15,292,247     15,573,940     16,730,196


[FN]
_____________________

(1) Financial data for 1996 reflects the acquisition of Red River Hardwoods, Inc. by the Company.

(2)   Restated to reflect one for five reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of the Company's financial condition and results of operations. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts, may be forward-looking statements. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Company will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

     Daugherty Resources, Inc., formerly Alaska Apollo Resources Inc., (the "Company" or the "Registrant") is a diversified natural resources company with assets in oil and gas, wood products, manufacturing, and gold prospects. Originally formed in 1979 to develop gold properties, the Company in the fourth quarter of 1993, acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. The purchase of Daugherty Petroleum, Inc. and the subsequent purchase of 80 percent of Red River Hardwoods, Inc. in the fourth quarter of 1996 have given the Company a diversified revenue and asset base that is primarily located in Appalachia.

FISCAL 1998 - 1997

     Since acquiring Daugherty Petroleum, Inc., the Company has increased its reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells through joint venture and turnkey drilling programs, where Daugherty Petroleum, Inc. is the primary decision maker. The Company continues to aggressively seek acquisitions and drilling programs.

     At the Annual General Meeting held on June 22, 1998, shareholders approved special resolutions, effective June 29, 1998, including one that changed the Company's name from Alaska Apollo Resources Inc. to Daugherty

Resources, Inc., a name that management believes more closely represents the Company's current revenue generating activities. Further, special resolutions were approved that increased the Company's capital structure as follows:

     -- The Company's authorized common shares were increased from 20,000,000 common shares without par value, of which 10,141,331 are issued, to 50,000,000 common shares without par value, of which 10,141,331 will be issued;

     -- The Memorandum of the Company was altered so that the authorized capital was increased by creating 6,000,000 preferred shares without par value;

     -- Special rights and restrictions were attached to the common shares and preferred shares; and

     -- The 50,000,000 common shares and 6,000,000 preferred shares were consolidated by a one for five reverse stock split, resulting in the authorized capital of the Company being 11,200,000 shares, divided into 10,000,000 common shares without par value, with 2,028,266 common shares issued and outstanding and 1,200,000 preferred shares without par value.

     The issuance of preferred stock by the Company will allow the planned acquisition of certain operating wells in Kentucky, Louisiana and Tennessee. Management believes this acquisition will close in the second quarter of 1999. In addition, the Company has signed a program agreement to drill 100 wells in southeastern Kentucky, in which the Company will retain from 15 percent to 50 percent working interests.

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

     Along with revenues from Red River's operations, the Company continues its tradition of realizing revenues from its oil and gas operations. For the year ending December 31, 1998, the Company drilled 14 natural gas wells. Additionally, the Company extended its gas gathering system located in Knox County, Kentucky by 27,500 feet. By comparison, for the same period of 1997, the Company drilled 12 natural gas wells. Drilling operations for 1998 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation.

     For the year ending December 31, 1998, the Company's gross revenues increased $1,097,764 to $5,943,921 from $4,846,157 for the same period in 1998.
The Company experienced a net loss of $1,568,348 in 1998 compared to a net loss of $1,708,418 in 1997.

     The Company's gross revenues were derived from drilling contract revenues of $1,879,980 (30 percent) from natural gas and oil operations and production revenues of $483,728 (eight percent) and lumber sales and product manufacturing revenues of $3,580,240 (60 percent).

     The increase in gross revenues of $1,097,764 was primarily attributable to the increased drilling activities during the year. Contract revenues from drilling activities increased by $763,090 from $1,116,890 in 1997 to $1,879,980 in 1998. Manufacturing revenues related to Red River Hardwoods increased by $249,291 from $3,330,949 in 1997 to $3,580,240 in 1998.

     During 1998, total direct costs increased by $1,044,545 to $5,201,340 compared to $4,156,795 in 1997. These direct costs included Red River Hardwoods' expenses and drilling costs for 14 natural gas wells.

     The Company believes there are several factors that will increase revenues for 1999. First, the Company will receive additional revenues from the pending acquisition of oil and gas properties. Second, the natural gas gathering system expansion planned for 1999 will dramatically increase Daugherty Petroleum's ability to transport natural gas to the market. Third, the commencement of drilling on the 100 well drilling contract should positively impact earnings for 1999. Furthermore, the increased manufacturing orders at Red River Hardwoods, Inc. should dramatically affect that subsidiary's revenues.

FISCAL 1997 - 1996

     For the year ending December 31, 1997, the Company's gross revenues increased 125.65 percent to $4,846,157 from $2,147,606 for the same period in 1996. The Company's gross revenues were derived from turnkey contract revenues of $1,116,890 ( 23.05 percent); natural gas and oil production revenues of $304,775 (6.29 percent); operating revenues of $93,543 (1.93 percent); and lumber sales of $3,330,949 (68.73 percent). The increase in gross revenues was attributable primarily to an increase in lumber sales related to Red River Hardwoods, Inc. Lumber sales increased by $2,626,175 from $704,774 in 1996 to $3,330,949 in 1997. Contract revenues from turnkey drilling activities increased by $89,239 from $1,027,651 in 1996 to $1,116,890 in 1997. The Company concentrated on developing drilling prospects for its own drilling efforts during 1997.

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

LIQUIDITY

     The Company continues to acquire natural gas and oil properties. During 1998, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position the Company for future acquisitions and financing.

     Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. Daugherty Petroleum, Inc. has reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During 1998, approximately 32 percent of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for eight percent of the revenues. Manufacturing sales related to Red River accounted for 60 percent of the revenues.

     The Company plans to drill 36 wells during 1999 and will attempt to earn interests ranging from 12.5 percent to 50 percent interest in each well it drills.

     Working capital for the year ending December 31, 1998, was a negative $3,605,450 compared to December 31, 1997, when working capital was a negative $1,478,498.

     During 1998, and compared to 1997, the changes in the composition of the Company's current assets were: cash balances decreased $549,274 from $1,077,940 to $528,666; accounts receivable balances decreased $82,226 from $493,722 to $411,496; and inventories decreased $245,676 from $678,144 to $432,468. Other current assets such as prepaids and notes receivable decreased $167,821 from $226,282 to $58,461. Overall, current assets decreased by $1,044,997 to $1,431,091.

     Current liabilities for the year ended December 31, 1998, were $5,036,541 compared to $3,635,344 for the year ended December 31 1997. Short term bank loans accounted for $869,507 of the increase and the current portion of long term debt accounted for $515,891 of the increase.

     While management believes that its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, it has continued to refine its long range strategy to meet the Company's financial obligations. This strategy involves:

     - Acquisition of Revenue-Producing Properties. In November 1997, Daugherty Petroleum signed a Letter of Intent to acquire producing oil and gas properties in Kentucky, Louisiana and Tennessee. Management believes that the addition of these properties will favorably impact the Company's cash flow. Daugherty Petroleum is continually reviewing existing properties in its area of interest that are for sale.

     - Acquiring a Line of Credit. The Company currently has a $1,000,000 line of credit from Compass Bank of Houston, Texas. In order to take advantage of acquisitions and additional drilling opportunities, Daugherty Resources, Inc. will attempt to increase its line of credit.

     - Installation of Additional Natural Gas Gathering System. The Company plans to expand its natural gas pipeline by 40,000 feet in 1999. The extension will allow for substantially more natural gas to be transported to market from wells drilled in 1997 and 1998.

     - Additional Funding for Red River Hardwoods, Inc. The Company is seeking additional capital for Red River Hardwoods, Inc. that will allow it to increase its inventory, which would permit Red River to operate at a more efficient capacity, and thereby increase its revenues.

Y2K INFORMATION

     The Company's field and administrative operations have been reviewed for Year 2000 compliance. The normal upgrades will result in its essential operations being Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, can be easily upgraded at nominal costs and inconvenience. The Company has contacted its gas purchaser and third party software and service vendors concerning Year 2000. Those third parties not already compliant have indicated that they are working to be compliant. The Company will be preparing contingency plans regarding those third parties that do not currently meet Year 2000 compliance. Costs incurred to date, future costs, implementation of contingency plans and completion of modifications or replacements have not been and are not expected to be material or pose a material risk.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-KSB contains certain forward-looking statements, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward- looking statements involve known risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other, the following: adverse changes in the industries the Company participates in, commodity price risk, environmental risk, competition, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, the availability and replacement costs for rig related equipment, spare parts and supplies, financing costs, changes in operating expenses, attraction and retention of skilled employees, adverse changes in applicable tax laws, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, acts of war, and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 appears on pages I through XXI of this Report, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the directors and executive officers of the Company, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.


     NAME                   AGE        POSITION                 DIRECTOR SINCE
     ----                   ---        --------                 --------------

     William S. Daugherty   44         Chairman of the Board,   September 1993
                                       President and Chief
                                       Executive Officer

     James K. Klyman        44         Director                 May 1992

     Charles L. Cotterell   74         Director                 June 1994

     D. Michael Wallen      44         Vice President and       N/A
                                       Secretary


     A description of the business experience during the past several years for each of the directors and executive officers of the Company and certain significant employees of the Company is set forth below.

     William S. Daugherty, age 44, has served as Director, President and Chief Operating Officer of the Company since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum, Inc. since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of the Company. Mr. Daugherty is past president of the Kentucky Oil and Gas Association, the Kentucky Independent Petroleum Producers Association, and also serves as the Governor's Official Representative to the Interstate Oil and Gas Compact Commission. Mr. Daugherty holds a B. S. Degree from Berea College, Berea, Kentucky.

     James K. Klyman, age 44, has been a director since May 1992. For the past seven years Mr. Klyman has been a computer software designer and programmer specializing in applied information technology.

     Charles L. Cotterell, age 74, has been a director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky. He is a Vice President of Konal Engineering Co., Ltd., is a past director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

     D. Michael Wallen, age 44, joined Daugherty Petroleum, Inc. in March 1995, as Vice President of Engineering and was elected a Vice President of the Company in March 1997. Prior to joining the Company, Mr. Wallen served as the Director of the Kentucky Division of Oil and Gas for six years. Prior to serving as Director of the Kentucky Division of Oil and Gas, he worked as well drilling and completion specialist and as a gas production engineer in the Appalachian Basin for various operating companies. Mr. Wallen holds a B. S. Degree from Morehead State University, Morehead, Kentucky.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 1998, 1997 and 1996 for services in all capacities rendered to the Company by William S. Daugherty, the Chief Executive Officer of the Company. There was no other person serving as an executive officer of the Company at December 31, 1998, whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                             ---------------------     -----------------------
NAME AND PRINCIPAL POSITION    YEAR    SALARY           BONUS ($)    OPTIONS #
---------------------------    ----    ------           ---------    ---------

William S. Daugherty           1998    $75,000          $12,500(1)       -0-
Chairman and President         1997     75,000           12,500(2)    400,000(3)
                               1996     86,538             -0-         40,000(4)

___________

(1) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.

(2) The bonus was in the form of 25,000 shares of the Common Stock valued at $0.50 (U.S.) per share. The shares represent bonuses approved by the Board of Directors on June 25, 1997. The shares were issued June 27, 1997.

(3) These options were approved on March 7, 1997, by the Board of Directors pursuant to the Alaska Apollo Resources Inc. 1997 Stock Option Plan, are exercisable at $1.546875 (U.S.) per share after giving effect to the one for five consolidation of Common Shares that was effective June 29, 1998. The options vest over a five year period with 71,111 vesting during 1997 through 2001 and 44,445 vesting in 2002. The options expire on March 6, 2002. Vesting is subject to Mr. Daugherty's continued employment.

(4) These options were approved on June 28, 1996, by the Board of Directors and are exercisable at $5.00 (U.S.) per share after giving effect to the one for five consolidation of Common Shares that was effective June 29, 1998. The options vest over a four year period and expire five years from the date of vesting. Vesting is subject to Mr. Daugherty's continued employment.

     While the officers of the Company receive benefits in the form of certain perquisites, the individual identified in the foregoing table has not received perquisites which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

STOCK OPTIONS

     No stock options were granted by the Company during 1998. The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by William S. Daugherty as of December 31, 1998.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                  NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY
              OPTIONS AT FISCAL YEAR-END (#)     OPTIONS AT FISCAL YEAR-END ($)
              ------------------------------   ---------------------------------
NAME             EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
----             -------------------------         -------------------------

William S.
 Daugherty            252,222/267,778                         -0-

___________

(1) The closing market price for the shares of Common Stock at December 31, 1998, was $0.50. None of the options granted to Mr. Daugherty were in-the-money as of the end of the fiscal year 1998.

     The following is a summary of options which have been granted by the Company to William S. Daugherty during the course of his employment. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock which was effective June 29, 1998.

     Mr. Daugherty received options to purchase 40,000 shares of the Common Stock in 1994 exercisable at $9.50 per share in increments of 10,000 shares each on December 10, 1994, 1995, 1996, and 1997. These options expired December 10, 1998. In February 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on February 27, 1995, 1996, 1997, and 1998. Additionally, on December 27, 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on December 27, 1995, 1996, 1997, and 1998. All options authorized in favor of Mr. Daugherty in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. As detailed above, on June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Daugherty covering 40,000 shares of the Common Stock. On March 7, 1997, pursuant to an Incentive Stock Option Agreement between the Company and Mr. Daugherty, the Administrative Committee of the Alaska Apollo Resources Inc. 1997 Stock Option Plan granted Mr. Daugherty options to purchase 400,000 shares of the Common Stock exercisable at $1.546875 per share. Options for 71,111 shares vested on March 7, 1997, with 71,111 shares vesting on January 1, 1998, 1999, 2000, and 2001, and the remaining 44,445 shares vesting on January 1, 2002. These options are contingent upon Mr. Daugherty's employment with the Company on the vesting dates. They expire on March 7, 2002.

COMPENSATION OF DIRECTORS

     The Company compensates its non-employee directors for their services to the Company in the form of shares of the Common Stock registered pursuant to Form S-8 promulgated by the Commission. The Company also reimburses its directors for expenses incurred in attending board meetings. The Company paid the non-employee directors the following amounts during fiscal year 1998:
Charles L. Cotterell and James Klyman (formerly Klyman-Mowczan) each received 2,000 shares of the Common Stock valued at $1.00 (U.S.) per share.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                              NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED IN-THE-MONEY
                          OPTIONS AT FISCAL YEAR-END (#)        OPTIONS AT FISCAL YEAR-END ($)
       NAME                  EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE (1)
       ----               ------------------------------      ---------------------------------
James K. Klyman                       6,000/0                                -0-
Charles L. Cotterell                  6,000/0                                -0-

__________
(1) The market price for the shares of the Common Stock at December 31, 1998, was below the option price for each share of the Common Stock.


     The following is a summary of options which have been granted by the Company to the non-employee directors during the course of their respective tenures. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock which was effective June 29, 1998.

     In 1993, Mr. Klyman was granted options to purchase 2,000 shares of the Common Stock exercisable at $9.50 per share that expired December 10, 1998. On June 15, 1994, the Board of Directors approved the reduction of the exercise price of these options to $5.00. On June 15, 1994, Mr. Cotterell was granted an option to purchase 2,000 shares of the Common Stock in 1994 exercisable at $5.00 per share that expired December 10, 1998. On February 27, 1995, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share and expiring February 27, 2000. On June 28, 1996, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share and expiring June 28, 2001. On June 25, 1997, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common stock each exercisable at $3.25 (U.S.) per share and expiring June 24, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates the number of shares of the Common Stock owned beneficially as of March 31, 1999, by (i) each person known to the Company to beneficially own more than five percent of the outstanding shares of the Common Stock, (ii) each director, (iii) the officers of the Company, and
(iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares of the Common Stock which are deemed beneficially owned by such person or entity.

                                                                                            SHARES OWNED            PERCENT
TITLE OF CLASS                        BENEFICIAL OWNER                                      BENEFICIALLY            OF CLASS
--------------                        ----------------                                      ------------            --------
Common Stock                          William S. Daugherty                                   624,633 (1)              24.7
                                      121 Prosperous Place, Suite 201
                                      Lexington, Kentucky 40509

                                      Trio Growth Trust                                      400,000 (2)              15.5
                                      18 York Valley Crescent
                                      Willowdale, Ontario M2P 1A7

                                      GraceChurch Securities Ltd.                            160,600                   7.4
                                      21 Abbotsbury House, Abbotsbury Road
                                      London W14 8EN, England

                                      Alaska Investments Limited                             202,669                   9.3
                                      Ospery House, 5 Old Street
                                      St. Helier, Jersey, Channel Islands, U.K.

                                      Exergon Capital S.A.                                   200,000 (3)               8.8
                                      Dufourstrasse 101
                                      Zurich 8008, Switzerland

                                      Charles L. Cotterell                                    19,540 (4)                *

                                      James K. Klyman                                          6,000 (5)                *

                                      Environmental Energy, Inc.                             440,000 (6)              17.0
                                      8001 Irvine Center Drive
                                      Suite 1040
                                      Irvine, California 92618

                                      Directors and executive officers as a group            718,273 (7)              27.8

__________
*    Represents ownership of less than one percent.

(1)  Includes 277,500 shares of the Common Stock, warrants to purchase 23,800 shares of the Common Stock and options to acquire
     323,333 shares of the Common Stock which are currently exercisable.

(2)  Consists of warrants to purchase 400,000 shares of the Common Stock which are currently exercisable.

(3)  Includes 100,000 shares of the Common Stock and warrants to purchase 100,000 shares of the Common Stock which are currently exercisable.

(4)  Includes 13,540 shares of the Common stock and options to purchase 6,000 shares of the Common Stock which are currently exercisable.

(5)  Consists of options to purchase 6,000 shares of the Common Stock which are currently exercisable.

(6)  Includes 40,000 shares of the Common Stock and options to purchase 400,000 shares of the Common Stock which are currently exercisable.

(7)  Includes 314,140 shares of the Common Stock, options to purchase 380,333 shares of the Common Stock which are currently exercisable, and warrants to purchase 23,800 shares of the Common Stock which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

     As of March 31, 1999, the aggregate indebtedness to the Company and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company of all present and former directors, officers and employees of the Company was $158,603.


                                                       LARGEST AMOUNT
    NAME AND                 INVOLVEMENT OF          OUTSTANDING DURING         AMOUNT OUTSTANDING
PRINCIPAL POSITION        ISSUER OR SUBSIDIARY   LAST COMPLETED FISCAL YEAR    AS OF MARCH 31, 1999
------------------        --------------------   --------------------------    --------------------
William S. Daugherty(1)         Lender                    $33,500                   $59,750
President and Chief
Executive Officer

[FN]
_____________

(1) The indebtedness of Mr. Daugherty consists primarily of two promissory notes in the principal amount of $26,250 and $21,600, dated January 1, 1999, and January 1, 1998, bearing interest at the rate of six percent per annum. The notes are secured by Mr. Daugherty's interest in oil and gas partnerships sponsored by the Company's subsidiary, Daugherty Petroleum. Inc.

INDEBTEDNESS OF THE COMPANY TO A SHAREHOLDER

     Niagara Oil, Inc., a subsidiary of Daugherty Petroleum, Inc., is indebted to Jayhead Investments Limited., an affiliate of Alaska Investments Limited. The remaining balance of the indebtedness is $64,779.00 and bears interest at a rate of 10 percent beginning April 1, 1995. Payment terms are based on quarterly payments of interest only with the total principal and interest, if any, due in full June 1, 1999. This indebtedness is secured by the assets of Niagara Oil, Inc., as well as the corporate guarantee of Daugherty Petroleum, Inc.

     On October 30, 1995, Trio Growth Trust, an Ontario trust, loaned the Company's subsidiary, Daugherty Petroleum, Inc., the sum of $130,000. The indebtedness bears interest at the rate of 10 percent per annum and is due and payable in full on June 30, 2001. On February 6, 1996, Trio Growth Trust loaned Daugherty Petroleum, Inc. an additional $320,000 bearing interest at the rate of 10 percent per annum and is due and payable in full on June 30, 2001. The loans were in conjunction with the acquisition by Daugherty Petroleum, Inc. of Red River Hardwoods, Inc. and are secured by certain inventory and accounts receivable of Red River Hardwoods, Inc.

FINANCING COMMITMENTS

     On January 6, 1997, Trio Growth Trust agreed to act as the underwriter in a private placement of up to $1,000,000 for the Company's wholly-owned subsidiary, Red River Hardwoods, Inc. In consideration for such underwriting, the Company agreed to issue to Trio Growth Trust immediately exercisable warrants for the purchase of 300,000 shares of the Common Stock, such warrants having an exercise price of $0.625 per share (after adjustment for the one for five consolidation effective June 29, 1999) pursuant to a Warrant Agreement dated March 7, 1997, between the Company and Trio Growth Trust. As a result of the underwriting agreement, and its ownership of other warrants for the purchase of 100,000 shares of the Common Stock, Trio Growth Trust is the beneficial owner of 15.5 percent of the Common Stock of the Company. In addition to the underwriting commitment of Trio Growth Trust, Exergon Capital S.A. agreed to participate in the underwriting of Red River Hardwoods, Inc., and in consideration thereof received immediately exercisable warrants for the purchase of 100,000 shares of the Common Stock, such warrants having an exercise price of $0.625 per share (after adjustment for the one for five consolidation effective June 29, 1999) pursuant to a Warrant Agreement dated March 7, 1997, between the Company and Exergon Capital S.A. Due to the Warrant Agreement and its ownership of 100,000 shares of the Common Stock, Exergon Capital S.A. is the beneficial owner of 8.8 percent of the Common Stock of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  List of Documents Filed with this Report.

                                                                           Page
                                                                           ----
          (1)  Financial statements, Daugherty Resources, Inc. and
               subsidiary companies-
                    Cover Page                                               24
                    Table of Contents                                        25
                    Report of Kraft, Rothman, Berger, Grill, Schwartz &
                       Cohen, independent chartered accountants, dated
                       March 9, 1999                                          I
                    Balance Sheet-December 31, 1998                          II
                    Statement of Deficit for the year ended
                       December 31, 1998                                     IV
                    Statement of Loss for the year ended
                       December 31, 1998                                      V
                    Statement of Cash Flow for the year ended
                       December 31, 1998                                     VI
                    Notes to Financial Statements                           VII


     ALL SCHEDULES HAVE BEEN OMITTED SINCE THE INFORMATION REQUIRED TO BE SUBMITTED HAS BEEN INCLUDED IN THE FINANCIAL STATEMENTS OR NOTES OR HAS BEEN OMITTED AS NOT APPLICABLE OR NOT REQUIRED.

          (2) Exhibits- The exhibits indicated by an asterisk (*) are incorporated by reference.


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

          3(e)*  Special Resolution of Alaska Apollo Resources Inc., a British
                 Columbia corporation, dated June 22, 1998, changing the name of Alaska Apollo Resources Inc. to Daugherty Resources, Inc., and further changing the authorized capital of the Registrant from 20,000,000 shares of common stock, without par value per share, to 50,000,000 shares of common stock, without par value per share, and authorizing the creation of 6,000,000 shares of preferred stock, without par value per share. Altered Memo-


                  randum of Daugherty Resources, Inc., a British Columbia corporation, dated June 24, 1998, changing the authorized common stock of the Registrant from 50,000,000 shares of common stock, without par value per share, to 10,000,000 shares of common stock, without par value per share. Special Resolution of Alaska Apollo Resources Inc., a British Columbia corporation, dated June 22, 1998, consolidating the authorized preferred shares of 6,000,000 shares to 1,200,000 shares. Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 25, 1998, changing the authorized preferred stock of the Registrant from 6,000,000 shares of preferred stock, without par value per share, to 1,200,000 shares of preferred stock, without par value per share. Filed as an exhibit to Form 8-K, for the Company for reporting an event on June 29, 1998. (File No. 0-12185).

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

          11      Statement of Earnings Per Share.

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

               None


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

                                        Daugherty Resources, Inc.


                                        By /s/ William S. Daugherty
                                          --------------------------------------
                                          William S. Daugherty,
                                          Chairman of the Board



March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      SIGNATURE                             TITLE                         DATE
      ---------                             -----                         ----

  William S. Daugherty         Chairman of the Board, President,      March 31, 1999
-------------------------         Director of the Registrant
  WILLIAM S. DAUGHERTY


   James K. Klyman*               Director of the Registrant          March 31, 1999
-------------------------
   JAMES K. KLYMAN


  Charles L. Cotterell*           Director of the Registrant          March 31, 1999
-------------------------
  CHARLES L. COTTERELL


*By /s/ William S. Daugherty                                          March 31, 1999
   -------------------------
   William S. Daugherty,
   Attorney-in-Fact


                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1998

                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)



                                DECEMBER 31, 1998



                                    CONTENTS


                                                                       PAGE


AUDITORS' REPORT                                                          I


CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                  II-III

      Statement of Deficit                                               IV

      Statement of Loss                                                   V

      Statement of Cash Flow                                             VI

      Notes to Financial Statements                                 VII-XXI

                                                                       PAGE I




                                AUDITORS' REPORT

To The Shareholders Of
DAUGHERTY RESOURCES INC.
(FORMERLY ALASKA APOLLO RESOURCES INC.)

We have audited the consolidated balance sheets of DAUGHERTY RESOURCES INC. (FORMERLY ALASKA APOLLO RESOURCES INC.) as at December 31, 1998 and 1997 and the consolidated statements of deficit, loss and cash flow for the three years ended December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and 1997 and the results of its operations and cash flow for the three years ended December 31, 1998 in accordance with generally accepted accounting principles in Canada.

            /s/ Kraft, Rothman, Berger, Grill, Schwartz & Cohen Llp
               KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN LLP
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
March 9, 1999


                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                   CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as those described in
Note 1(d) to the consolidated financial statements relating to the company's ability to recover mineral property costs incurred in connection with resource property exploration activities. Our report to the shareholders dated March 9, 1999, is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when the uncertainties are adequately disclosed in the financial statements.

            /s/ Kraft, Rothman, Berger, Grill, Schwartz & Cohen Llp
               KRAFT, ROTHMAN, BERGER, GRILL, SCHWARTZ & COHEN LLP
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
March 9, 1999

                                                                         PAGE II
                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1998

                                     ASSETS

                                                                                  1998              1997
                                                                               -----------     ------------

CURRENT
    Cash                                                                      $   528,666       $ 1,077,940
    Accounts receivable (net of allowance for doubtful accounts of nil;
      1997 - $14,637)                                                             411,496           493,722
    Inventories (Note 3)                                                          432,468           678,144
    Prepaid expense                                                                51,277           226,282
    Loans to related parties (Note 7)                                               7,184               -
                                                                               -----------     ------------
                                                                                1,431,091         2,476,088

BONDS AND DEPOSITS                                                                 54,224            54,224

MINING PROPERTY AND RELATED EXPENDITURES (Note 4)                              11,232,229        11,232,229

OIL AND GAS PROPERTIES - net (Note 5)                                           4,651,103         4,138,984

CAPITAL (Note 6)                                                                1,807,221         1,932,824

LOANS TO RELATED PARTIES (Note 7)                                                 105,031            26,632

INVESTMENT (Note 8)                                                               127,260            92,246

OTHER ASSET                                                                          -               19,003

GOODWILL (net of accumulated amortization $1,005,693; 1997 - $795,226)          1,079,973         1,290,440
                                                                               -----------     ------------





                                                                               $20,488,132      $21,262,670
                                                                               ===========     ============

See accompanying notes to financial statements.

APPROVED ON BEHALF OF THE BOARD:

/s/ William S. Daugherty                   /s/ Charles L. Cotterell
------------------------------------       ------------------------------------
              Director                                    Director

                                                                       PAGE III

                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1998

                                   LIABILITIES

                                                              1998                1997
                                                           -----------         -----------

CURRENT
    Bank loans (Note 9)                                     $  914,007          $   44,500
    Accounts payable                                         1,161,422           1,153,470
    Accrued liabilities                                        851,130             360,396
    Customers' drilling deposits                               922,510           1,403,307
    Long-term debt (Note 10)                                 1,167,962             652,071
    Loan payable (Note 11)                                      19,510              21,600
                                                           -----------         -----------
                                                             5,036,541           3,635,344

LOAN PAYABLE (Note 11)                                          10,708              26,323

LONG-TERM DEBT (Note 10)                                     2,736,051           3,582,451

NON-CONTROLLING INTEREST                                           -                   757
                                                           -----------         -----------
                                                             7,783,300           7,244,875
                                                           -----------         -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 12)
  AUTHORIZED
         1,200,000 Preferred shares
        10,000,000 Common shares

  ISSUED
         2,183,783 Common shares (1997 - 1,964,351)         21,209,821          20,954,436

DEFICIT                                                     (8,504,989)         (6,936,641)
                                                           -----------         -----------
                                                            12,704,832          14,017,795
                                                           -----------         -----------

                                                           $20,488,132         $21,262,670
                                                           ===========         ===========


See accompanying notes to financial statements.

                                                                         PAGE IV

                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                               1998              1997             1996
                                                                               ----              ----             ----

DEFICIT, beginning of year, as previously reported                          $(6,936,641)     $(5,050,087)      $(4,494,250)

  Prior period adjustment                                                        -              (178,136)           -
                                                                            -----------      -----------       -----------

DEFICIT, beginning of year, as restated                                      (6,936,641)      (5,228,223)       (4,494,250)

  Net loss for the year                                                      (1,568,348)      (1,708,418)         (733,973)
                                                                            -----------      -----------       -----------


DEFICIT, end of year                                                        $(8,504,989)     $(6,936,641)      $(5,228,223)
                                                                            ===========      ===========       ===========



See accompanying notes to financial statements.

                                                                          PAGE V

                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)

                         CONSOLIDATED STATEMENT OF LOSS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                            1998                1997               1996
                                                        -----------         -----------         -----------

GROSS REVENUE                                           $ 5,943,921         $ 4,846,157         $ 2,147,606
DIRECT EXPENSES                                           5,201,340           4,156,795           1,437,958
                                                        -----------         -----------         -----------
                                                            742,581             689,362             709,648
                                                        -----------         -----------         -----------
GENERAL AND ADMINISTRATIVE COSTS
    Salaries                                                463,643             358,134             267,527
    Interest on long-term debt                              334,811             294,836             182,972
    Office and general                                      223,906             111,355             104,504
    Amortization - goodwill                                 210,467             210,467             182,108
                 - capital assets                           198,029             191,991              57,549
               - oil and gas equipment                        9,877              26,865              12,309
    Depletion - oil and gas properties                      180,633             146,212             132,425
    Bad debts                                               171,146              25,484              91,276
    Consulting and management fees                          141,892             276,204              81,691
    Legal fees                                              111,375             165,220             129,215
    Audit and accounting                                    100,289              75,920             118,087
    Advertising and promotion                                74,476              96,876              51,622
    Shareholders' information                                58,363              68,314              88,333
    Rent                                                     53,600              30,697              33,012
    Property and payroll taxes                               48,291              33,875              21,002
    Insurance                                                41,396              86,124              46,195
    Repairs and maintenance                                   8,621               8,827               5,648
    Trust and stock exchange company fees                     4,740               2,867               8,997
    Engineering                                                 -                   -                 2,523
                                                        -----------         -----------         -----------
                                                          2,435,555           2,210,268           1,616,995
                                                        -----------         -----------         -----------


      Less:  Interest and other income                       29,653              11,669              47,951
             Miscellaneous                                  113,219              11,504              35,569
             Gain on sale of subsidiary                         -                   -                65,271
           Gain (loss) on sale of capital assets                -              (210,685)             16,449
                                                        -----------         -----------         -----------
                                                            142,872            (187,512)            165,240
                                                        -----------         -----------         -----------

                                                          2,292,683           2,397,780           1,451,755

LOSS BEFORE THE FOLLOWING                                (1,550,102)         (1,708,418)           (742,107)

  Deferred income taxes recovered                               -                   -                (8,891)
                                                        -----------         -----------         -----------

LOSS BEFORE THE UNDERNOTED                               (1,550,102)         (1,708,418)           (733,216)

  Non-controlling interest                                  (18,246)                -                  (757)
                                                        -----------         -----------         -----------

NET LOSS FOR THE YEAR                                    (1,568,348)         (1,708,418)           (733,973)
                                                        ===========         ===========         ===========

NET LOSS PER SHARE (Note 14)                                 $(0.77)             $(0.93)             $(0.46)
                                                             ======              ======              ======



See accompanying notes to financial statements.

                                                                         PAGE VI

                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                               1998              1997             1996
                                                                             ----------      -----------        ----------
OPERATING ACTIVITIES
    Net loss for the year                                                   $(1,568,348)     $(1,708,418)       $  (33,973)
    Amortization and depletion                                                  599,006          575,535           384,391
    Deferred income taxes recovered                                                -                -               (8,891)
    (Gain) loss on sale of assets                                                 3,034          210,685          (134,345)
    Non-controlling interest                                                     18,246             -                  757
    (Increase) decrease in prepaid expenses and other asset                     175,005         (181,883)           49,480
    Decrease in accounts receivable                                              82,226          198,606           210,124
    (Increase) decrease in inventories                                          245,676          (97,829)          (37,790)
    Prior period adjustment                                                        -            (178,136)             -
    Decrease in bonds and deposits                                                 -               3,419               500
    Increase (decrease) in accounts payable                                       7,952          269,432          (160,450)
    Increase (decrease) in accrued liabilities                                  490,734         (221,242)           18,654
    Customers' drilling deposits                                               (480,797)       1,403,307              -
                                                                             ----------      -----------        ----------
                                                                               (427,266)         273,476          (411,543)
                                                                             ----------      -----------        ----------
FINANCING ACTIVITIES
    Bank loans                                                                  869,507          (12,500)          (97,207)
    Issue of capital stock                                                      255,385          433,966           327,280
    (Increase) decrease in loans to related parties                             (85,583)          13,880           (22,956)
    Decease in notes receivable                                                    -              11,238           280,584
    Proceeds from capital stock subscribed                                         -                -              125,000
    Increase (decrease) in loan payable                                         (17,705)         (5,348)           53,271
    Increase (decrease) of long-term debt                                      (330,509)         273,379           351,006
                                                                             ----------      -----------        ----------
                                                                                691,095          714,615         1,016,978
                                                                             ----------      -----------        ----------
INVESTING ACTIVITIES
    Proceeds from sale of assets                                                 12,404          593,717           324,394
    Investment in Red River Hardwoods Inc.                                         -                -             (220,090)
    Increase in mining property                                                    -                (982)          (19,785)
    Purchase of capital assets                                                  (87,865)         (54,918)          (11,967)
    Investment                                                                  (35,014)         (92,246)             -
    Additions to oil and gas properties, net                                   (702,628)        (626,812)         (545,877)
                                                                             ----------      -----------        ----------
                                                                               (813,103)        (181,241)         (473,325)
                                                                             ----------      -----------        ----------

CHANGE IN CASH                                                                (549,274)          806,850           132,110

CASH, beginning of year                                                       1,077,940          271,090           138,980
                                                                             ----------      -----------        ----------

CASH, end of year                                                            $  528,666      $ 1,077,940        $  271,090
                                                                             ==========      ===========        ==========

SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                                              $  301,163      $   275,241        $  186,959
                                                                             ==========      ===========        ==========




See accompanying notes to financial statements.

                                                                        PAGE VII

                            DAUGHERTY RESOURCES INC.
                     (FORMERLY ALASKA APOLLO RESOURCES INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1998

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

         (d)      MINING PROPERTY AND RELATED EXPENDITURES

                  The company's mining properties are in the development stage and all costs relating to mining properties by project area are deferred until such time as the properties are put into commercial production, sold or abandoned. Costs deferred include acquisition costs, exploration and development expenditures and cost of assets permanently dedicated to exploration and development. Buildings, equipment and machinery will not be amortized until the mine achieves commercial production.

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

         (e)      OIL AND GAS PROPERTIES

                  (i)      ACCOUNTING TREATMENT FOR COSTS INCURRED

                           The company follows the successful effort method of accounting. Accordingly, property acquisition costs, costs of successful exploration wells and development costs and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when determined to be non-productive. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment and facilities. Production costs, overhead and all exploration costs, other than costs of exploratory drilling, are charged to expense as incurred.

                           Depletion on developed properties is computed using the units-of-production method, using the reserves underlying the proved developed oil and gas properties.

                           The company assesses impairment of oil and gas properties to the extent that the aggregate net value of oil and gas properties exceeds the future net revenues relating to oil and gas reserves.

                           Significant estimates by the company's management are involved in determining oil and gas reserve volumes and values. Such estimates are primary factors in determining the amount of depletion expense and whether or not oil and gas properties are impaired.

                  (ii)     REVENUE AND EXPENSE RECOGNITION

                           Revenue on turnkey drilling contracts is recognized upon substantial completion of the well. Oil and gas revenue is recognized when sold. All income and expense items are recognized pursuant to the accrual method of accounting.

                  (iii)    WELLS AND RELATED EQUIPMENT

                           Wells and related equipment are recorded at cost and are amortized using the units-of-production method, using the reserves underlying the proved developed oil and gas properties.

                                                                         PAGE IX





1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         (h)      INVESTMENT

                  Investment in a 50% owned limited liability company is accounted for on the equity method of accounting.

         (i)      FUTURE INCOME TAXES

                  In fiscal 1998, the company adopted the asset and liability method, required by the Canadian Institute of Chartered Accountants (CICA) Handbook section 3465, to provide for income taxes on all transactions recorded in the financial statements. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized. There was no material impact of the financial statements from the retroactive application of the new standard.

         (j)      CONCENTRATIONS OF CREDIT RISKS

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

                                                                          PAGE X

         RED RIVER HARDWOODS INC. ("RRH") (Continued)

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

         NIAGARA OIL, INC. ("NOI")

         During 1996, DPI entered into an agreement to sell its wholly-owned subsidiary, NOI, and to perform certain rework services on the wells and waterfloor equipment. The agreement required DPI to conclude negotiations with the United States Environmental Protection Agency relating to the terms of an Administrative Order, necessitated by violations of the prior operator, which details future operations of the wells. The EPA has tendered a draft Administrative Order and DPI has delivered its response. It is anticipated that, following public hearing, the Administrative Order will be issued and DPI's sale of NOI will be consummated during mid 1999.

         A summary of net assets, disposed of at assigned values, is as follows.


         Cash                                                $   1,330
         Oil and gas properties                                 43,351
         Receivable from related parties                        58,707
         Accrued liabilities                                    (8,577)
         Long-term debt                                       (115,000)
                                                             ---------
                                                               (20,189)
         Investment                                             72,293
         Proceeds from sale                                    117,375
                                                             ---------
         Gain on sale of subsidiary                          $  65,271
                                                             =========

                                                                        PAGE XI





3.       INVENTORIES

                                                   1998           1997
                                                 --------       --------

         Raw materials - Green Lumber            $ 51,843       $ 26,605
                       - Kiln Dried Lumber         56,391        152,937
         Supplies                                  13,653         12,600
         Work in process                          264,064        295,482
         Finished goods                            46,517        190,520
                                                 --------       --------

                                                 $432,468       $678,144
                                                 ========       ========



4.       MINING PROPERTY AND RELATED EXPENDITURES

                                                   UNGA ISLAND
                                                  ALASKA MINERAL      DEFERRED          BUILDING
                                                     PROPERTY       EXPENDITURES        EQUIPMENT
                                                       COSTS         (SEE BELOW)      AND MACHINERY         TOTAL
                                                  --------------    ------------      -------------         -----
         Balance, December 31, 1996                 $1,010,000        9,444,186           777,061        11,231,247

           1997 additions                                  -                982               -                 982
                                                    ----------        ---------           -------        ----------

         Balance, December 31, 1997                  1,010,000        9,445,168           777,061        11,232,229

           1998 additions                                  -                -                 -                 -
                                                    ----------        ---------           -------        ----------

         Balance, December 31, 1998                 $1,010,000        9,445,168           777,061        11,232,229
                                                    ==========        =========           =======        ==========


5.       OIL AND GAS PROPERTIES

                                                                         1998                               1997
                                                    ---------------------------------------------        ----------
                                                                     ACCUMULATED
                                                       COST          AMORTIZATION           NET              NET
                                                       ----          ------------           ---              ---
         Proved properties                          $4,990,465         $564,692        $4,425,773        $3,979,908
         Wells and related equipment                   289,968           64,638           225,330           159,076
                                                    ----------        ---------           -------        ----------

                                                    $5,280,433         $629,330        $4,651,103        $4,138,984
                                                    ==========         ========        ==========        ==========

                                                                        PAGE XII


6.       CAPITAL ASSETS


                                                                         1998                                 1997
                                                      ------------------------------------------              ----
                                                                     ACCUMULATED
                                                      COST           AMORTIZATION          NET                 NET
                                                      ----           ------------          ---                 ---

         Land                                        $ 113,801        $     -          $  113,801        $  113,801
         Buildings                                     923,521           50,904           872,617           919,455
         Machinery and equipment                       889,313          276,479           612,834           719,368
         Office furniture, fixtures and equipment      103,063           61,691            41,372            42,779
         Vehicles                                      158,037           68,166            89,871            53,666
         Equipment under capital lease                  91,369           14,643            76,726            83,755
                                                     ----------       ---------        ----------        ----------

                                                     $2,279,104       $ 471,883        $1,807,221        $1,932,824
                                                     ==========       =========        ==========        ==========


         The company leases two pieces of equipment under a capital lease expiring in 1999. The assets and liabilities under the capital lease are recorded at fair value in the appropriate asset and liability accounts. The assets are amortized over their estimated productive lives. Amortization of assets under the capital lease is included in amortization expense.

7.       LOANS TO RELATED PARTIES

         The loan to related parties represent loans receivable from officers of the company bearing interest at 6% per annum and are payable monthly from production revenues for a period of five years with a balloon payment at maturity date. These are collateralized by the officers' ownership interest in drilling partnerships with DPI.

8.       INVESTMENT

         DPI's 80% owned subsidiary acquired a 50% interest in a Kentucky limited liability company. The investment is accounted for on the equity method.

9.       BANK LOANS

         The revolving bank loan facility with a balance of $772,177 is payable, interest only, at prime plus 1% per annum (8.75% at December 31, 1998), is secured by a first mortgage on producing gas interests. The facility will expire in September 1999 at which time the oil and gas reserves that are used as collateral will be evaluated.

         The loan of $134,830 is payable, interest only, at 7.28% per annum, matures on January 15, 1999 and is collateralized by a certificate of deposit.

         The loan of $7,000 bears interest at 8.5% per annum, matures on March 23, 1999 and is collateralized by a certificate of deposit.

                                                                      PAGE XIII





10.      LONG-TERM DEBT

         On July 8, 1986, the company purchased the mineral property on Unga Island, Alaska for debt in the amount of $854,818. The debt is non-interest bearing, payable at $2,000 per month, until fully paid, and is secured by deeds of trust over the Unga Island mineral claims and certain buildings and equipment located thereon.

         The purchase agreement also provides for the payment of monthly royalties at 4% of net smelter returns or net revenue, as defined in the agreement. Any royalties paid reduce the amount of the purchase price payable above.

         The obligation is stated at its remaining face value of $534,818 and has not been discounted.

                                                                                                 1998             1997
                                                                                              ----------        ----------

         Note payable as outlined above                                                       $  534,818        $  570,818

         Mortgage notes bearing interest from 8% to 9.5% per annum, secured by first and second mortgages on real estate and certain equipment, payable in total monthly instalments of
         $12,253 with maturities from August 2002 to March 2013                                1,002,194         1,032,575

         Loans payable to various banks with interest rates ranging from 8.45%
         to 11% per annum, payable in total monthly instalments totalling $4,508 with maturities from September 1, 2000 to
         June 17, 2003, collateralized by receivables and various vehicles                       105,593           123,056

         Loan payable to Summit Funding, Inc., collateralized by production, bearing interest at 9.25% per annum, payable in
         monthly instalments of $5,252, maturing March 25, 2001                                  142,320           176,672

         Unsecured loan payable to Trio Growth, bearing interest at 10%
         per annum, principal and interest due June 30, 2001                                     450,000           450,000

         Environmental Energy, unsecured and non-interest bearing                                100,000            -

         Loan payable to non-affiliated company, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of interest
         only.  Principal is due currently.                                                       64,779            64,779
                                                                                              ----------        ----------
                           Carried forward............                                        $2,399,704        $2,417,900
                                                                                              ==========        ==========

                                                                        PAGE XIV

                                                                                           1998              1997
                                                                                        ----------        ----------

                           Brought forward................                              $2,399,704        $2,417,900

         Unsecured loan payable to Ridgecrest Enterprises, Inc.
         bearing interest at 6.27% per annum, payable in monthly
         instalments of $1,771, maturing August 9, 2000                                     79,688            79,688

         Line of credit in the amount of $251,230, bearing interest at 1% over prime per annum, secured by accounts receivable, work
         in process and inventory and is due November 1999                                 251,230           251,230

         Instalment note, bearing interest at 5% per annum, secured by machinery and equipment, monthly payment of principal and
         interest of $8,147 through March 2004                                             480,995           510,745

         Instalment note, bearing interest at 9% per annum, secured by machinery, payment of interest only in the amount of $2,513 through
         April 2002, thereafter $2,196 through October 2002 and
         $1,879 through April 2003                                                         100,605           124,235

         RRH capital leases and capital investments payable monthly in amounts of $1,941 and $340 through April 1999 and August 1999,
         respectfully, with capital investment portion non-current                          10,870            38,164

         Unsecured payable to a vendor bearing interest at 7% per annum
         maturing in 1999                                                                  228,642           214,366

         Unsecured, non-interest baring note payable to a vendor which
         matures in 1999                                                                   167,236           104,876

         Pre-petition debt due in 1999                                                     126,911           126,911

         Loans from non-affiliated companies                                                   -             282,794

         IRS note, interest at 8% per annum, monthly payment of $1,529
         through May 2003                                                                   58,132            83,613
                                                                                        ----------        ----------
                                                                                         3,904,013         4,234,522
           Less:  Current portion                                                        1,167,962           652,071
                                                                                        ----------        ----------

                                                                                        $2,736,051        $3,582,451
                                                                                        ==========        ==========

                                                                       PAGE XV




10.      LONG-TERM DEBT (Continued)

         Principal repayments for the next five years are as follows:

         1999                                                         $1,167,962
         2000                                                            400,017
         2001                                                            712,947
         2002                                                            225,497
         2003                                                            192,908
         Thereafter                                                    1,204,682
                                                                      ----------
                                                                      $3,904,013
                                                                      ==========


         Interest expense for the year ended December 31, 1998 was $334,811
         (1997 - $294,836). There was no interest capitalized during these years.

11.      LOAN PAYABLE

         This loan payable to a director of the company bears interest at 9.75% per annum and is payable in monthly instalments of $1,800.

12.      CAPITAL STOCK

         On June 22, 1998, the company's capital stock was amended as follows.

         (i) The authorized capital stock was increased from 20,000,000 common shares, without par value, to 50,000,000 common shares, without par value, which were then consolidated into 10,000,000 common shares, without par value.

         (ii)     Another class of capital stock was authorized by creating
                  6,000,000 preferred shares, which were then consolidated into 1,200,000 preferred shares. The preferred shares are non-voting, non-cumulative and are convertible into common shares, on a share for share basis, at any time within two years of the date of issue of the preferred shares if certain conditions are met.

         (a)      COMMON SHARES ISSUED
                                                          SHARES            AMOUNT
                                                         ---------        ----------
                                                             #                 $

         Balance, December 31, 1996                      1,700,991        20,395,470

         Issued to employees as incentive bonuses           23,700            59,250
         Issued for settlement of debt                     239,660           499,716
                                                         ---------        ----------
         Balance, December 31, 1997                      1,964,351        20,954,436

         Issued to employees as incentive bonuses           65,500            65,500
         Issued for settlement of debt                     153,932           189,885
                                                         ---------        ----------

         Balance, December 31, 1998                      2,183,783        21,209,821
                                                         =========        ==========

                                                                      PAGE XVI





12.      CAPITAL STOCK (Continued)

         (b) Stock options and warrants have been granted and approved by the shareholders to purchase common shares of the company as follows.

         A.       OPTIONS

                                                             ISSUED           EXERCISABLE          PRICE           EXPIRY
                                                             ------           -----------          -----           ------

                  Balance, December 31, 1996                  334,000          154,000           5.00-9.50       (i)
                                                                               =======
                  1997 - granted                              880,600                            1.55-5.00      (ii)
                       - expired                              (46,600)
                                                            ---------

                  Balance, December 31, 1997                1,168,000          754,111
                                                                               =======
                  1998 - expired                              (66,000)
                                                            ---------

                  Balance, December 31, 1998                1,102,000          819,222
                                                            =========          =======

                  (i) A total of 112,600 options expired during 1998 and 1997. The balance of 221,400 are exercisable at the rate of 75,000 shares per year. The first block of 75,000 shares is exercisable immediately and expires five years after vesting. Vesting is subject to continued employment of the various exercise dates. The remaining options were vested and exercisable in the year of issue and expire up to June 28, 2001.

                  (ii) 400,000 of these options were granted to Environmental Energy Inc. (Note 21), exercisable immediately at $5.00 per share and will expire in November 2002. Another 400,000 options were granted to the president of the company exercisable over a period of six years commencing in 1998 at $1.55 per share and will expire in March 2002. The balance of 80,600 options are exercisable immediately at $3.25 per share.

         B.       WARRANTS

                                                       ISSUED             PRICE        EXPIRY
                                                       ------             -----        ------


                  Balance, December 31, 1996           129,293           2.500           (i)
                  1997 - granted                       500,000           0.625          (ii)


                  Balance, December 31, 1997           629,293
                  1998 - expired                        (5,333)
                                                       -------


                  Balance, December 31, 1998           623,960
                                                       =======

                                                                    PAGE XVII

         B.       WARRANTS (Continued)

                  (i) 5,333 of these warrants expired on March 30, 1998, 100,000 warrants will expire on October 30, 2000 and the balance on June 28, 2001.

                  (ii)     These warrants expire on March 6, 2002.

13.      INCOME TAXES

         Income tax expense for the year ended December 31, 1998, consist of the following components.

         Current                                                   $      -
         Deferred                                                  $      -
                                                                   -----------
         Total income tax expense                                  $      -
                                                                   ===========

         FUTURE  INCOME TAX ASSETS

         Net operating loss carry-forward                          $ 4,186,304
         Investment tax credits                                    $     3,473
                                                                   -----------
                                                                   $ 4,189,777
           Less:  Valuation allowance                              $ 1,767,835
                                                                   -----------

                                                                   $ 2,421,942
                                                                   ===========

         Future income tax liabilities                             $(2,421,924)
                                                                   ===========


         NET DEFERRED TAX ASSETS                                   $    -
                                                                   ===========


14.      LOSS PER SHARE

         Loss per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares was 2,035,188 (1997 - 1,831,926; 1996 - 1,610,168). Outstanding
         stock options and warrants have no dilutive effect on the loss per share.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivable, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. Other note receivable, bonds and deposits, loans receivable and payable, other long-term debt payable approximate fair value since they bear interest at variable rates. At December 31, 1998, the financial instruments with a carrying value different from their fair value include the following.

                                                                     PAGE XVIII




15.      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                    CARRYING          FAIR
                                                      VALUE          VALUE


         Loan receivable from a related party       $ 25,815       $ 18,702
         Long-term debt                              634,818        343,447

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

         (a)      OFFICERS' REMUNERATION

                  The accounts of the company include consulting and management fees paid or payable to officers and directors for the three years ended December 31, 1998.

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

         (c)      OCCUPANCY COSTS

                  Occupancy costs include rent of approximately $15,600 (1997 - $30,000) paid to a company which is 50% owned by a director and an officer of this company. The lease expired July 1, 1998.

         (d)      INVESTMENT IN LLC

                  Red River Hardwoods, Inc. (RRH), a subsidiary of Daugherty Petroleum, Inc., was a fifty percent (50%) member in Appalachian Moulding & Millwork, LLC. (AMM). As of December 31, 1998, RRH owed AMM $210,687 for charges related to RRH's use of AMM's finger jointer.

                                                                       PAGE XIX





17.      SEGMENTED INFORMATION


                                           MINING
                                         EXPLORATION     OIL AND
                                             AND           GAS          WOOD                        1998          1997
                                         DEVELOPMENT   DEVELOPMENT    PRODUCTS      CORPORATE       TOTAL         TOTAL
                                         -----------   -----------    --------      ---------       -----         -----
                                              $             $             $             $             $             $
         DECEMBER 31, 1998
         Revenue (net)                       -            705,474         37,107        -            742,581       689,362
                                         ----------     ---------      ---------     ---------    ----------    ----------

         General corporate expenses          -             -              -          1,364,674     1,364,674     1,527,409
         Interest on long-term debt          -             54,676        166,440       113,695       334,811       294,836
         Amortization - equipment            -             26,902        157,495        35,947       220,344       218,856
                  - goodwill                 -            189,460         21,007        -            210,467       210,467
         Depletion                           -            180,633         -             -            180,633       146,212
                                         ----------     ---------      ---------     ---------    ----------    ----------
                                             -            451,671        344,942     1,514,316     2,310,929     2,397,780
                                         ----------     ---------      ---------     ---------    ----------    ----------

         Income (loss) before income
            taxes                            -            253,803       (307,835)   (1,514,316)   (1,568,348)   (1,708,418)
                                         ==========     =========      =========    ==========    ==========    ==========

         Identifiable assets             11,227,733     4,348,721      2,571,760     2,339,918    20,488,132    21,262,270
                                         ==========     =========      =========     =========    ==========    ==========

         Capital expenditures                -            702,628         20,218        67,646       790,492       682,775
                                         ==========     =========      =========     =========    ==========    ==========


18. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES

         (a)      FAS 121

                  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED

                  The 1997 fiscal year is the initial year of application of FAS 121 "accounting for the impairment of long-lived assets and for long-lived assets to be disposed". If FAS 121 had been applied as at December 31, 1997 and 1996, there would have been no material effect on the company's financial position or results of operations.

         (b) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

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

                                                                       PAGE XX





18. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES
         (Continued)

         (b) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123
                  (Continued)

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

                  No compensation expense has been charged to the consolidated statement of loss for the plan for the years ended December 31, 1998, 1997 and 1996. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the company's net loss and loss per share would have been reported as the pro-forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                             1998                    1997                   1996
                                                  AS REPORTED  PRO-FORMA  AS REPORTED   PRO-FORMA  AS REPORTED  PRO-FORMA
                                                  -----------  ---------  -----------   ---------  -----------  ---------
                                                       $           $           $            $           $           $
                  Net income (loss)
                    - U.S. GAAP                   (1,568,348) (1,590,539)  (1,708,418) (1,797,064)   (733,973)    (733,973)
                  Net earnings (loss) per share
                    Basic                              (0.77)      (0.78)       (0.93)      (0.98)      (0.46)       (0.46)
                  Weighted average fair value
                    of options granted during
                    this period                         0.00        0.17         0.00        0.024       0.00         0.00

         (c)      RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for the company's 1999 fiscal year.

                                                                     PAGE XVII





19.      PRIOR PERIOD ADJUSTMENT

         Recognition of income before substantial completion of contracts, as well as the non-accrual of finder's fees related to the sale of a subsidiary, resulted in the understatement of the reported net loss in DPI's previously issued 1996 financial statements. These have been corrected in 1997. Accordingly, the comparative figures have been restated.


20.      COMMITMENT

         OPERATING LEASE

         The company is committed to a lease for its office space for an annual rent of $51,117 under an agreement expiring May 30, 2003.


21.      SUBSEQUENT EVENT

         On January 26, 1999, DPI signed final documents with partnerships and working interest owners in programs organized by Environmental Energy, Inc. to acquire oil and gas producing properties for up to 1,200,000 shares of non-cumulative, non-voting convertible preferred stock. As of the date of this report, conditions precedent to closing have not been met by the partnerships and a portion of the working interest owners.

         The company expects the conditions will be met by the selling parties and stock will be issued by May 1, 1999.


22.      COMPARATIVE FIGURES

         Certain of the comparative figures have been reclassified to conform with the current year's presentation.