Form 10QSB
period 1999-03-31
DAUGHERTY RESOURCES INC
filed 1999-05-17
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

                                       or

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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 1999, WAS 2,183,783.

         Transitional Small Business Disclosure Format (check one):
Yes    No X .
   ---   ---

===============================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages 8 through 11 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company described in Item 1 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward looking statements. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Company will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

         Daugherty Resources, Inc., formerly Alaska Apollo Resources Inc., (the "Company" or the "Registrant") is a diversified natural resources company with assets in oil and gas, wood products manufacturing, and gold prospects. Originally formed in 1979 to develop gold properties, the Company in the fourth quarter of 1993, acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. The purchase of Daugherty Petroleum, Inc. and the subsequent purchase of 80% of Red River Hardwoods, Inc. in the fourth quarter of 1996 have given the Company a diversified revenue and asset base that primarily is located in Appalachia.

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

         At the Annual General Meeting held on June 22, 1998, shareholders approved special resolutions, effective June 23, 1998, including one that changed the Company's name from Alaska Apollo Resources Inc. to Daugherty Resources, Inc., a name that management believes more closely represents the Company's current revenue generating activities. Further, special resolutions were approved that increased the Company's capital structure as follows:

                  1. The Company's authorized common shares were increased from 20,000,000 common shares without par value, of which 10,141,331 were issued, to 50,000,000 common shares without par value;

                  2. The Memorandum of the Company was altered so that the authorized capital was increased by creating 6,000,000 preferred shares without par value;

                  3. Special rights and restrictions were attached to the common shares and preferred shares;

                  4. The 50,000,000 common shares and 6,000,000 preferred shares were consolidated by a 1 for 5 reverse stock split, resulting in the authorized capital of the Company being 11,200,000 shares, divided into 10,000,000 common shares without par value, with 2,183,783 common shares issued and outstanding as of March

31, 1999 and 1,200,000 preferred shares without par value authorized, with no preferred shares outstanding as March 31, 1999.

         Effective June 29, 1998, the Company's stock was traded on The Nasdaq Small Cap Market under the name Daugherty Resources, Inc. Effective
March, 15, 1999, the Company's trading symbol was changed to "NGAS".

         The creation of the preferred shares by the Company will allow the planned acquisition of interests in certain oil and gas wells in Kentucky, Louisiana and Tennessee, that the shareholders will be asked to approve at the 1999 Annual General Meeting. Management believes this acquisition will close in the third quarter of 1999. In addition, the Company has signed a program agreement to drill 100 wells in southeastern Kentucky, in which the Company will retain from 15% to 50% working interests.

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

         Along with revenues from Red River's operations, the Company continues its tradition of realizing revenues from its oil and gas operations. For the three months ending March 31, 1999, the Company drilled four natural gas wells. By comparison, for the same period of 1998, the Company drilled six natural gas wells and completed one natural gas well. Drilling operations for the first three months of 1999 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation.

LIQUIDITY

         The Company continues to acquire natural gas and oil properties. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base that includes natural resources other than its original gold and silver mining properties. During the first three months of 1999, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position the Company for future acquisitions and financing.

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and in which it owns interests, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. Daugherty Petroleum, Inc. has reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first three months of 1999, approximately 24% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 8% of the revenues. Manufacturing sales related to Red River accounted for 68% of the revenues.

         The Company plans to drill 25 wells during the remainder of 1999 and will attempt to earn interests ranging from 12.5% to 50% interest in each well it drills.

         Working capital for the period ending March 31, 1999, was a negative $4,019,060 compared to the same period in 1998, when working capital was a negative $1,702,968.

         During the first three months of 1999, and compared to the same period in 1998, the changes in the composition of the Company's current assets were: cash balances decreased $312,049 from $610,402 to $298,353 accounts receivable balances decreased $433,951 from $770,067 to $336,116; and inventories decreased $191,164 from $587,795 to $396,631. Other current assets such as prepaids and notes receivable increased $15,097 from $4,673 to $19,770. Overall, current assets decreased by $922,067 to $1,050,870.

         Current liabilities for the period ended March 31, 1999 were $5,069,930 compared to $3,675,905 for the period ended March 31, 1998. A line of credit and new short-term bank loans accounted for $847,177 of the increase.

         While management believes that its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, it has continued to refine its long range strategy in 1999 to meet the Company's financial obligations. This strategy involves:

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

         - INCREASING THE LINE OF CREDIT: The Company obtained a $1,000,000 line of credit from Compass Bank of Houston, Texas. The Company expects to increase the line of credit in 1999.

         - INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: The Company plans to expand its natural gas pipeline by 45,000 feet in 1999. The extension will allow for substantially more natural gas to be transported to market from wells drilled in 1998 and 1999.

RESULTS OF OPERATIONS

         For the three month period ending March 31, 1999, the Company's gross revenues decreased $517,609 to $1,360,129 from $1,877,738 for the same period in 1998. The Company experienced a net loss of $252,166 in this period compared to a net loss of $64,244 in the same period of 1998.

         The Company's gross revenues were derived from drilling contract revenues of $326,834 (24%), from natural gas and oil operations and production revenues of $112,604 (8%), and lumber sales and product manufacturing revenues of $920,691 (68%).

         The decrease in gross revenues of $517,609 was primarily attributable to the decreased drilling activities and lumber sales during the period. Contract revenues from drilling activities decreased by $367,619 from $694,453 in the first three months of 1998 to $326,834 in the first three months of 1999. Manufacturing revenues related to Red River Hardwoods decreased by $123,772 from $1,044,463 in the first three months of 1998 to $920,691 in the first three months of 1999.

         During the first three months of 1999, total direct costs decreased by $385,233 to $1,207,507 compared to $1,592,390 in the first three months of 1998. These direct costs included Red River Hardwoods' expenses and drilling costs for four natural gas wells.

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

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      LIST OF DOCUMENTS FILED WITH THIS REPORT.
                                                                            PAGE
                                                                            ----
         (1)      Balance Sheet for the Period Ended March 31, 1999.......   8
                  Income Statement for the Period Ended March 31, 1999....  9-10
                  Computation of Per Share Earnings.......................   11

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

            3(e)* Certificate of Change of Name for Alaska Apollo Resources Inc., a British Columbia corporation, dated June 24, 1998, changing the name of Alaska Apollo Resources Inc. to Daugherty Resources, Inc. and further changing the authorized capital of the Registrant from

                    20,000,000 shares of common stock, without par value per share, to 50,000,000 shares of common stock, without par value, and authorizing the creation of 6,000,000 shares of preferred stock, without par value per share. (File No.0-12185).

         3(f)* Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 24, 1998, changing the authorized common stock of the Registrant from 50,000,000 shares of common stock, without par value per share, to 10,000,000 shares of common stock, without par value. (File No.0-12185).

         3(g)* Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 25, 1998, changing the authorized preferred stock of the Registrant from 6,000,000 shares of preferred stock, without par value per share, to 1,200,000 shares of preferred stock, without par value. Filed as an exhibit to Form 8-K, by the Company for reporting an event on June 29, 1998. (File No.0-12185).

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

         11         Computation of Per Share Earnings.

         24         Powers of Attorney.

         27         Financial Data Schedule.

         (b)        REPORTS ON FORM 8-K.

                    None

         (c)        FINANCIAL STATEMENT SCHEDULES.

                    No schedules are required, as all information required has been presented in the audited financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.

                                        DAUGHERTY RESOURCES, INC.


                                        By:  /s/ William S. Daugherty
                                           -----------------------------------
                                              William S. Daugherty, President


Dated:   May 17, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----


/s/ William S. Daugherty       Chairman of the Board, President,
---------------------------     Director of the Registrant         May 17, 1999
WILLIAM S. DAUGHERTY



James K. Klyman*               Director of the Registrant          May 17, 1999
---------------------------
JAMES K. KLYMAN



Charles L. Cotterell*          Director of the Registrant          May 17, 1999
----------------------------
CHARLES L. COTTERELL



*By /s/ William S. Daugherty
   ---------------------------
        William S. Daugherty,
        Attorney-in-Fact

DAUGHERTY RESOURCES, INC.
COMPUTATION OF PER SHARE EARNINGS
(United States Dollars)
Unaudited


         The table below presents information necessary for the computation of loss per share of the common stock, on both a primary and fully diluted basis, for the three months ended March 31, 1999 and 1998, and the years ended December 31, 1998, 1997 and 1996. The computations below reflect the 1 for 5 Reverse Stock Split effective June 30, 1998.

                                      THREE MONTHS ENDED
                                      ------------------
                                           MARCH 31                              YEAR ENDED DECEMBER 31
                                           --------                              ----------------------
                                      1999          1998           1998           1997           1996
                                      ----          ----           ----           ----           ----

Net loss applicable to share of
Common Stock and Common
Stock equivalents                 $  (252,166)   $   (64,244)   $(1,568,348)   $(1,708,418)   $  (733,973)

Average number of shares of
Common Stock Outstanding            2,183,783      1,964,351      2,035,188      1,831,926      1,610,168

Common Stock equivalents            1,514,134      1,455,404      1,448,355      1,353,244        283,293

Total shares of Common Stock
and Common Stock equivalents        3,697,917      3,389,755      3,483,543      3,185,170      1,893,461

Primary loss per share of
Common Stock                      $      (.12)   $      (.03)   $     (0.77)   $      (.93)   $      (.46)


Fully diluted loss per share of
Common Stock                      $      (.07)   $      (.02)   $     (0.45)   $      (.54)   $      (.39)


--------------

         Common Stock equivalents are considered anti-dilutive because of the net losses incurred by the Company.

                                POWER OF ATTORNEY


         WHEREAS, Daugherty Resources, Inc., a British Columbia corporation (the "Company"), intends to file with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended (the "Act"), a Form 10-QSB for the fiscal quarter ended March 31, 1999, a draft of which has been previously reviewed by the undersigned (the "Form 10-QSB"), together with any and all exhibits and other documents having relation to the Form 10-QSB;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer or both, as the case may be, of the Company, does hereby constitute and appoint William S. Daugherty and D. Michael Wallen, and each of them severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in his name and on his behalf in his capacity as a director or officer or both, as the case may be, of the Company, as fully and to all intents and purposes as the undersigned might or could do in person, and to execute any and all instruments for the undersigned and in his name in any and all capacities which such person may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations and requirements of the Commission, in connection with the filing of the Form 10-QSB, including specifically, but not limited to, power and authority to sign for the undersigned, in his capacity as a director or officer or both, as the case may be, of the Company, the Form 10-QSB and any and all other documents (including, without limitation, any amendments to the Form 10-QSB or to such other documents) which such person may deem necessary or advisable in connection therewith; and the undersigned does hereby ratify and confirm all that such person shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 14th day of May, 1999.



                                                   /s/ Charles L. Cotterell
                                                   ----------------------------
                                                   CHARLES L. COTTERELL

                                POWER OF ATTORNEY


         WHEREAS, Daugherty Resources, Inc., a British Columbia corporation (the "Company"), intends to file with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended (the "Act"), a Form 10-QSB for the fiscal quarter ended March 31, 1999, a draft of which has been previously reviewed by the undersigned (the "Form 10-QSB"), together with any and all exhibits and other documents having relation to the Form 10-QSB;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer or both, as the case may be, of the Company, does hereby constitute and appoint William S. Daugherty and D. Michael Wallen, and each of them severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in his name and on his behalf in his capacity as a director or officer or both, as the case may be, of the Company, as fully and to all intents and purposes as the undersigned might or could do in person, and to execute any and all instruments for the undersigned and in his name in any and all capacities which such person may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations and requirements of the Commission, in connection with the filing of the Form 10-QSB, including specifically, but not limited to, power and authority to sign for the undersigned, in his capacity as a director or officer or both, as the case may be, of the Company, the Form 10-QSB and any and all other documents (including, without limitation, any amendments to the Form 10-QSB or to such other documents) which such person may deem necessary or advisable in connection therewith; and the undersigned does hereby ratify and confirm all that such person shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 14th day of May, 1999.



                                                    /s/ James K. Klyman
                                                    ---------------------------
                                                    JAMES K. KLYMAN

DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                      3/31/98         3/31/99
                                                   ------------    ------------

                                     ASSETS
                                     ------
CURRENT ASSETS
--------------
  Cash                                             $    610,402    $    298,353
  Accounts receivable                                   770,067         336,116
  Inventory                                             587,795         396,631
  Other current assets                                    4,673          19,770
                                                   ------------    ------------

             TOTAL CURRENT ASSETS                     1,972,937       1,050,870

OIL & GAS PROPERTIES (NET)                            4,298,261       4,637,303
-------------------------

MINING PROPERTY (NET)                                11,227,733      11,232,229
--------------------

PROPERTY  & EQUIPMENT (NET)                           1,900,943       1,737,687
--------------------------

OTHER ASSETS
------------
  Related party loans                                    86,023          96,324
  Bonds & deposits                                       41,000          54,224
  Other assets                                          315,569         266,016
  Goodwill, net of amortization of $1,058,309         1,256,826       1,027,357
                                                   ------------    ------------
                                                      1,699,418       1,443,921
                                                   ------------    ------------

             TOTAL ASSETS                          $ 21,099,292    $ 20,102,010
                                                   ============    ============


                       LIABILITIES & STOCKHOLDER'S EQUITY
                       ----------------------------------
CURRENT LIABILITIES
-------------------
  Short-term loans & notes                         $     32,000    $    879,177
  Current portion of LT debt                            619,203       1,151,283
  Accounts payable                                    1,205,534       1,464,996
  Accrued liabilities                                   714,795         750,553
  Drilling prepayments                                1,104,373         823,921
                                                   ------------    ------------

             TOTAL CURRENT LIABILITIES                3,675,905       5,069,930

LONG-TERM LIABILITIES                                 3,390,988       2,553,897
---------------------

PAYABLE TO RELATED PARTIES                               43,529          25,517
--------------------------                         ------------    ------------
                                                      7,110,422       7,649,344

MINORITY INTEREST                                        12,264            --
-----------------

STOCKHOLDER'S EQUITY
--------------------
  Common stock                                       20,954,436      21,209,821
  Common stock subscribed                                23,055            --
  Additional paid in capital                               --              --
  Retained earnings (deficit)                        (6,936,641)     (8,504,989)
  Current income (loss)                                 (64,244)       (252,166)
                                                   ------------    ------------
                                                     13,976,606      12,452,666
                                                   ------------    ------------

             TOTAL LIABILITIES &
               STOCKHOLDER'S EQUITY                $ 21,099,292    $ 20,102,010
                                                   ============    ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                         For the three month period ended

                                                         3/31/98                         3/31/99
                                               ---------------------------     ---------------------------
GROSS REVENUE                                  $ 1,877,738         100.00%     $ 1,360,129         100.00%
-------------

DIRECT EXPENSES                                  1,592,390          84.80%       1,207,157          88.75%
--------------                                 -----------         ------      -----------         ------

              GROSS PROFIT                         285,348          15.20%         152,972          11.25%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                  71,123           3.79%          93,229           6.85%
  Accounting & audit                                50,411           2.68%          23,826           1.75%
  Advertising & promotion                            2,452           0.13%             536           0.04%
  Amortization                                      52,617           2.80%          52,616           3.87%
  Bad debts                                              -           0.00%           6,157           0.45%
  Depreciation                                      16,820           0.90%          11,514           0.85%
  General consulting                                16,667           0.89%          31,176           2.29%
  Insurance                                         13,615           0.73%           7,554           0.56%
  Legal                                             14,429           0.77%          30,463           2.24%
  Office & general                                  53,267           2.84%          33,277           2.45%
  Payroll & property tax                             3,871           0.21%          13,933           1.02%
  Rent                                               8,215           0.44%          14,724           1.08%
  Repairs & maintenance                              1,791           0.10%           1,316           0.10%
  Shareholder & investor information                 4,290           0.23%           1,929           0.14%
  Travel & entertainment                            13,183           1.03%          18,024           1.33%
                                               -----------         ------      -----------         ------
              TOTAL G & A EXPENSES                 322,751          25.19%         340,274          18.12%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                        10,519           0.82%           4,177           0.31%
  Miscellaneous                                     19,902           1.55%          22,295           1.64%
  Gain (loss) on sale of equipment                       -           0.00%               -           0.00%
  Interest expense                                 (45,755)         -2.44%         (91,336)         -6.72%
                                               -----------         ------      -----------         ------

INCOME BEFORE INCOME TAX & OTHER                   (52,737)         -4.12%        (252,166)        -18.54%
--------------------------------

  Income tax expense (benefit)                           -           0.00%               -           0.00%

MINORITY PORTION                                   (11,507)         -0.61%               -           0.00%
----------------                               -----------         ------      -----------         ------

              NET INCOME (LOSS)                $   (64,244)         -4.73%     $  (252,166)        -18.54%
                                               ===========         ======      ===========        =======


DEFICIT, beginning of period                    (6,936,641)                    $(8,504,989)
DEFICIT, end of period                          (7,000,885)                    $(8,757,155)


Shares outstanding                               1,964,351                       2,183,783

EARNINGS PER SHARE                                  ($0.03)                         ($0.12)



Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                               For the three month period ended

                                                                      3/31/98        3/31/99
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                                 $   (64,244)   $  (252,166)
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                             139,976        150,191
    Minority interest                                                    11,507
    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                                            (276,345)        75,380
        Inventory                                                        90,349         35,837
        Other current assets                                             59,989         31,507
      Increase (decrease) in:
        Short-term loans & notes                                        (34,100)       (54,340)
        Accounts payable                                               (267,178)       303,574
        Accrued liabilities                                             354,399       (100,577)
        Drilling prepayments                                           (298,934)       (98,589)
                                                                    -----------    -----------
              Net cash provided by (used in) operating activities      (284,581)        90,817


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Change in oil & gas properties                                       (360,266)       (34,200)
  Change in mining properties                                             4,496           --
  Change in property & equipment                                        (22,372)        19,959
  Change in other assets                                               (101,607)      (122,865)
                                                                    -----------    -----------
              Net cash provided by (used in) investing activities      (479,749)      (137,106)


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of common stock                                               23,055           --
  Change in long-term liabilities                                        94,911       (198,833)
  Change in payable to related party                                     17,206         14,809
                                                                    -----------    -----------
              Net cash provided by (used in) financing activities       135,172       (184,024)
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                        (629,158)      (230,313)
-------------------------------

CASH AT BEGINNING OF PERIOD                                           1,239,560        528,666
---------------------------                                         -----------    -----------

CASH AT END OF PERIOD                                               $   610,402    $   298,353
---------------------                                               ===========    ===========




Unaudited-Internally prepared by Company management