Form 10QSB
period 1999-06-30
DAUGHERTY RESOURCES INC
filed 1999-08-16
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


          PROVINCE OF BRITISH COLUMBIA                         NOT APPLICABLE
 (State or other jurisdiction of incorporation                (I.R.S. EMPLOYER
                or organization)                             IDENTIFICATION NO.)


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

        THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 1999, WAS 2,272,182.

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

         At the Annual General Meeting held on June 30, 1999, shareholders approved special resolutions, effective June 30, 1999, authorizing the following:

                  1. Increasing the Company's authorized common shares from 10,000,000 common shares without par value to 100,000,000 common shares without par value;

                  2. Altering the Memorandum of the Company so that the authorized capital will be increased by creating 5,000,000 preferred shares without par value;

                  3. Attaching special rights and restrictions to the common shares and preferred shares;

         The creation of the preferred shares by the Company will allow the planned acquisition of interests in certain oil and gas wells in Kentucky, Louisiana and Tennessee. Management believes this acquisition will close in the third quarter of 1999.

         The acquisition of Red River Hardwoods, Inc. diversified the Company by adding lumber activities. The revenues of Red River have been reflected on the Company's Consolidated Financial Statements. On June 30, 1999, a Letter of Intent was signed to sell Red River to H & S Lumber, Inc., Clay City, KY. The sale is expected to close during August, 1999 and has an effective date of June 30, 1999. The sale of Red River will allow the Company's management to concentrate on expanding its core oil and gas operations.

         The Company continues its tradition of realizing revenues from its oil and gas operations. For the six months ending June 30, 1999, the Company drilled four natural gas wells. By comparison, for the same period of 1998, the Company drilled seven natural gas wells. Drilling operations for the first six months of 1999 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation.

         Effective June 29, 1998, the Company's stock was traded on The Nasdaq Small Cap Market under the name Daugherty Resources, Inc. Effective March 15, 1999, the Company's symbol was changed to "NGAS".

LIQUIDITY

         The Company continues to acquire natural gas and oil properties. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base that includes natural resources other than its original gold and silver mining properties. During the first six months of 1999, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position the Company for future acquisitions and financing.

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and in which it owns interests, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. Daugherty Petroleum, Inc. has reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first six months of 1999, approximately 15% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 10% of the revenues. Manufacturing sales related to Red River accounted for 75% of the revenues.

         The Company plans to drill 15 wells during the last two quarters of 1999 and earn interests ranging from 12.5% to 50% interest in each well it drills.

         Working capital for the period ending June 30, 1999, was a negative $3,679,472 compared to the same period in 1998, when working capital was a negative $2,451,792.

         During the first six months of 1999, and compared to the same period in 1998, the changes in the composition of the Company's current assets were: cash balances increased $149,472 from $201,792 to $351,264 accounts receivable balances decreased $282,482 from $557,807 to $275,325; and inventories decreased $407,299 from $663,169 to $255,870. Other current assets such as prepaids and notes receivable increased $7,131 from $9,073 to $16,204. Overall, current assets decreased by $533,178 to $898,663.

         Current liabilities for the period ended June 30, 1999 were $4,578,135 compared to $3,883,633 for the period ended June 30, 1998. A line of credit and new short-term bank loans accounted for $972,177 of the increase.

         While management believes that its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, it has continued to refine its long range strategy in 1999 to meet the Company's financial obligations. This strategy involves:

         - ACQUISITION OF REVENUE-PRODUCING PROPERTIES: In November 1997, Daugherty Petroleum signed a Letter of Intent to acquire producing oil and gas properties in Kentucky, Louisiana and Tennessee. Management believes that the addition of these properties will favorably impact the Company's cash flow. Daugherty Petroleum is also continually reviewing existing properties in its area of interest that are for sale.

         - INCREASING THE LINE OF CREDIT: The Company obtained a $1,000,000 line of credit from Compass Bank of Houston, Texas in 1998. The Company expects to increase the line of credit in 1999.

         - INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: The Company plans to expand its natural gas pipeline by 45,000 feet in 1999. The extension will allow for substantially more natural gas to be transported to market from wells drilled in 1998 and 1999.

         - CONVERTIBLE NOTE PRIVATE PLACEMENT: During the second and third quarters of 1999, the Company conducted a private placement of its 10% convertible secured notes due 2004 (the "Notes) to raise funds for its ongoing drilling activities. The Notes will be convertible into the Company's common stock at 125% above the prevailing market price prior to the closing and will be guaranteed by Daugherty Petroleum. Daugherty Petroleum's guarantee will be secured by a lien on its gold mining interests, which lien may ultimately be replaced by a lien on wells drilled with Note proceeds. Each Note will be redeemable at the option of the holder eighteen months after the closing at 100% of the principal amount, payable in cash, plus a premium equal to 25% of the principal amount, payable in common stock of the Company based on its prevailing market price. The put rights are exercisable only during a 10-day period commencing 14 months after the closing. To date, the Company has received subscriptions for Notes aggregating $800,000, which it intends to issue in mid-August 1999, with the offering to continue until the end of August 1999.

         - SALE OF RED RIVER HARDWOODS, INC.: The Company has signed a Letter of Intent to sell its 80% stake in Red River. The divestiture of Red River will dramatically affect the Company's financial statement by reducing outstanding debt by approximately $3.7 million.


RESULTS OF OPERATIONS

         For the six month period ending June 30, 1999, the Company's gross revenues decreased $768,512 to $2,188,217 from $2,956,729 for the same period in 1998. The Company experienced a net loss of $771,531 in this period compared to a net loss of $538,960 in the same period of 1998.

         The Company's gross revenues were derived from drilling contract revenues of $326,834 (15%), from natural gas and oil operations and production revenues of $212,777 (10%), and lumber sales and product manufacturing revenues of $1,648,606 (75%).

         The decrease in gross revenues of $768,512 was primarily attributable to the decreased drilling activities and lumber sales during the period. Contract revenues from drilling activities decreased by $461,212 from $788,046 in the first six months of 1998 to $326,834 in the first six months of 1999. Manufacturing revenues related to Red River Hardwoods decreased by $239,744 from $1,888,350 in the first six months of 1998 to $1,648,606 in the first three months of 1999.

         During the first six months of 1999, total direct costs decreased by $519,198 to $2,079,501 compared to $2,598,699 in the first six months of 1998. These direct costs included Red River Hardwoods' expenses and drilling costs for four natural gas wells.

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

        None.


ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) LIST OF DOCUMENTS FILED WITH THIS REPORT.

                                                                           PAGE
                                                                           -----

        (1) Balance Sheet for the Period Ended June 30, 1999..............  8
            Income Statement for the Period Ended June 30, 1999........... 9-10
            Computation of Per Share Earnings.............................  11


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

         3(e)* Certificate of Change of Name for Alaska Apollo Resources Inc., a British Columbia corporation, dated June 24, 1998, changing the name of Alaska Apollo Resources Inc. to Daugherty Resources, Inc. and further changing the authorized capital of the Registrant from

                  20,000,000 shares of common stock, without par value per share, to 50,000,000 shares of common stock, without par value, and authorizing the creation of 6,000,000 shares of preferred stock, without par value per share. (File
                  No. 0-12185).

         3(f)* Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 24, 1998, changing the authorized common stock of the Registrant from 50,000,000 shares of common stock, without par value per share, to 10,000,000 shares of common stock, without par value. (File No. 0-12185).

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

         4*       See Exhibit No. 3(a), (b), (c), (d), (e), (f), and (g).

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


Dated: August 13, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                           TITLE                      DATE
       ---------                           -----                      ----


/s/ William S. Daugherty     Chairman of the Board, President,   August 13, 1999
------------------------     Director of the Registrant
WILLIAM S. DAUGHERTY


James K. Klyman*
------------------------     Director of the Registrant          August 13, 1999
JAMES K. KLYMAN


Charles L. Cotterell*
------------------------     Director of the Registrant          August 13, 1999
CHARLES L. COTTERELL





*By /s/ William S. Daugherty
    ------------------------
    William S. Daugherty,
    Attorney-in-Fact

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited

                                                     6/30/98        6/30/99
                                                   -----------    -----------

                                     ASSETS

CURRENT ASSETS
  Cash                                             $   201,792    $   351,264
  Accounts receivable                                  557,807        275,325
  Inventory                                            663,169        255,870
  Other current assets                                   9,073         16,204
                                                   -----------    -----------
    TOTAL CURRENT ASSETS                             1,431,841        898,663

OIL & GAS PROPERTIES (NET)                           4,284,367      4,614,703

MINING PROPERTY (NET)                               11,227,733     11,232,229

PROPERTY & EQUIPMENT (NET)                           1,863,741      1,692,374

OTHER ASSETS
  Related party loans                                   83,066         96,055
  Bonds & deposits                                      54,224         54,224
  Other assets                                         293,884        251,918
  Goodwill, net of amortization of $1,110,925        1,204,209        974,741
                                                   -----------    -----------
                                                     1,635,383      1,376,938
                                                   -----------    -----------
    TOTAL ASSETS                                   $20,443,065    $19,814,907
                                                   ===========    ===========


                       LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term loans & notes                            $ 32,000    $ 1,029,177
  Current portion of LT debt                         1,011,195        635,494
  Accounts payable                                   1,179,082      1,378,823
  Accrued liabilities                                  541,202        705,720
  Drilling prepayments                               1,120,154        828,921
                                                   -----------    -----------
    TOTAL CURRENT LIABILITIES                        3,883,633      4,578,135

LONG-TERM LIABILITIES                                2,942,360      3,173,299

PAYABLE TO RELATED PARTIES                              37,612         20,848
                                                   -----------    -----------
                                                     6,863,605      7,772,282
MINORITY INTEREST                                          757              -

STOCKHOLDER'S EQUITY
  Common stock                                      21,054,304     21,319,145
  Common stock subscribed                                    -              -
  Additional paid in capital                                 -              -
  Retained earnings (deficit)                       (6,936,641)    (8,504,989)
  Current income (loss)                               (538,960)      (771,531)
                                                   -----------    -----------
                                                    13,578,703     12,042,625
                                                   -----------    -----------
    TOTAL LIABILITIES &
      STOCKHOLDER'S EQUITY                         $20,443,065    $19,814,907
                                                   ===========    ===========


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                                 For the six month period ended
                                                                              6/30/98                          6/30/99
                                                                 -------------------------------    ---------------------------
GROSS REVENUE                                                      $ 2,956,729         100.00%      $ 2,188,217         100.00%
-------------

DIRECT EXPENSES                                                      2,598,699          87.89%        2,079,501          95.03%
---------------                                                     -----------        -------       -----------        -------
              GROSS PROFIT                                             358,030          12.11%          108,716           4.97%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                                     181,867           6.15%          250,660          11.45%
  Accounting & audit                                                    73,546           2.49%           54,709           2.50%
  Advertising & promotion                                                5,658           0.19%              844           0.04%
  Amortization                                                         105,234           3.56%          105,232           4.81%
  Bad debts                                                                  -           0.00%            6,157           0.28%
  Depreciation                                                          34,911           1.18%           23,028           1.05%
  General consulting                                                    90,753           3.07%           41,224           1.88%
  Insurance                                                             18,673           0.63%           26,254           1.20%
  Legal                                                                 50,288           1.70%           79,498           3.63%
  Office & general                                                     107,962           3.65%           69,941           3.20%
  Payroll & property tax                                                16,095           0.54%           26,284           1.20%
  Rent                                                                  23,397           0.79%           28,444           1.30%
  Repairs & maintenance                                                  2,809           0.10%            4,412           0.20%
  Shareholder & investor information                                    28,738           0.97%            8,340           0.38%
  Travel & entertainment                                                30,715           1.04%           31,123           1.42%
                                                                    -----------        -------       -----------        -------
              TOTAL G & A EXPENSES                                     770,646          26.06%          756,150          34.56%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                                            14,277           0.48%           11,569           0.53%
  Miscellaneous                                                         28,727           0.97%           42,507           1.94%
  Gain (loss) on sale of equipment                                           -           0.00%                -           0.00%
  Interest expense                                                    (169,348)         -5.73%         (178,173)         -8.14%
                                                                    -----------        -------       -----------        -------
INCOME BEFORE INCOME TAX & OTHER                                      (538,960)        -18.23%         (771,531)        -35.26%
--------------------------------

  Income tax expense (benefit)                                               -           0.00%                -           0.00%

MINORITY PORTION                                                            -            0.00%               -            0.00%
----------------                                                            --           -----               --           -----
                                                                    -----------        -------       -----------        -------
              NET INCOME (LOSS)                                     $ (538,960)        -18.23%       $ (771,531)        -35.26%
                                                                    ===========        =======       ===========        =======
DEFICIT, beginning of period                                        (6,936,641)                    $ (8,504,989)
DEFICIT, end of period                                              (7,475,601)                    $ (9,276,520)

Shares outstanding                                                   1,964,351                        2,272,182

EARNINGS PER SHARE                                                      ($0.27)                          ($0.34)



Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited


                                                  For the six month period ended
                                                       6/30/98       6/30/99
                                                     -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $  (538,960)   $ (771,531)
  Adjustments to reconcile net income
   (loss) to net cash cash provided by
   operating activities:
    Depreciation, depletion, & amortization              287,577       300,382
    Minority interest                                          -
    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                              (64,085)      136,171
        Inventory                                         14,975       176,598
        Other current assets                              55,589        35,073
      Increase (decrease) in:
        Short-term loans & notes                         (34,100)       95,660
        Accounts payable                                (293,630)      217,401
        Accrued liabilities                              180,806      (145,410)
        Drilling prepayments                            (283,153)      (93,589)
                                                     -----------    ----------
          Net cash provided by (used in)
            operating activities                        (674,981)      (49,245)

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in oil & gas properties                        (387,104)      (59,600)
  Change in mining properties                              4,496             -
  Change in property & equipment                         (39,422)       15,697
  Change in other assets                                 (90,189)     (124,658)
                                                     -----------    ----------
          Net cash provided by (used in)
            investing activities                        (512,219)     (168,561)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                99,868       109,324
  Change in long-term liabilities                         38,275       (95,220)
  Change in payable to related party                      11,289        26,300
                                                     -----------    ----------
          Net cash provided by (used in)
            financing activities                         149,432        40,404
                                                     -----------    ----------

NET INCREASE (DECREASE) IN CASH                       (1,037,768)     (177,402)

CASH AT BEGINNING OF PERIOD                            1,239,560       528,666
                                                     -----------    ----------

CASH AT END OF PERIOD                                  $ 201,792    $  351,264
                                                     ===========    ==========


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
COMPUTATION OF PER SHARE EARNINGS
(United States Dollars)
Unaudited


         The table below presents information necessary for the computation of loss per share of the common stock, on both a primary and fully diluted basis, for the six months ended June 30, 1999 and 1998, and the years ended December 31, 1998, 1997 and 1996. The computations below reflect the 1 for 5 Reverse Stock Split effective June 30, 1998.

                                           SIX MONTHS ENDED
                                                JUNE 30                         YEAR ENDED DECEMBER 31
                                                -------                          ----------------------

                                         1999          1998               1998           1997           1996
                                         ----          ----               ----           ----           ----
Net loss applicable to share of
Common Stock and Common
Stock equivalents                     $ (771,531)    $ (545,692)      $(1,568,348)    $(1,708,418)    $ (733,973)

Average number of shares of
Common Stock Outstanding               2,272,782      1,907,050         2,035,188       1,831,926      1,610,168

Common Stock equivalents               1,514,134      1,455,404         1,448,355       1,353,244        283,293

Total shares of Common Stock
and Common Stock equivalents           3,786,916      3,362,458         3,483,543       3,185,170      1,893,461

Primary loss per share of
Common Stock                          $     (.34)    $     (.29)      $     (0.77)    $      (.93)    $     (.46)

Fully diluted loss per share of
Common Stock                          $     (.20)    $     (.16)      $     (0.45)    $      (.54)    $     (.39)

------------------

      Common Stock equivalents are considered anti-dilutive because of the net losses incurred by the Company.