Form 10QSB
period 1999-09-30
DAUGHERTY RESOURCES INC
filed 1999-11-15
CIK 746834

--------------------------------------------------------------------------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

        THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1999, WAS 2,272,182.

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

        Since acquiring Daugherty Petroleum, Inc., in the fourth quarter of 1993 the Company has increased its reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells through joint venture and turnkey drilling programs, where Daugherty Petroleum, Inc. is the primary decision maker. The Company continues to aggressively seek acquisitions and drilling programs.

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

        Effective June 29, 1998, the Company's stock was traded on The NASDAQ Small Cap Market under the name Daugherty Resources, Inc. and the trading symbol "NGASF". Effective March 15, 1999, the Company's symbol was changed to "NGAS".

        The creation of the preferred shares by the Company allowed the acquisition of interests in certain oil and gas wells in Kentucky, Louisiana and Tennessee from Environmental Energy, Inc., and its affiliated limited partnerships. This acquisition has closed in the fourth quarter of 1999.

         The acquisition of Red River Hardwoods, Inc. in November of 1996 diversified the Company by adding lumber sales and manufacturing activities. Since its acquisition, Red River's activities have been reflected on the

Company's Consolidated Financial Statements. However, on June 30, 1999, a Letter of Intent was signed to sell Red River to H & S Lumber, Inc., Clay City, KY. A definitive agreement was reached during August of 1999, that provides for H & S to pay Daugherty Petroleum $537,000 and assume all of Red River's liabilities with the exception of debt owed by Red River to Daugherty Petroleum and approximately $170,000 owed to another lender. The sale is expected to close during November, 1999 and has an effective date of June 30, 1999. The agreement further provides for Red River's manufacturing operations to be conducted by H & S pending the closing of the sale of the stock in the 80% owned subsidiary. In the interim and pending the closing, the Company retains ownership of the assets and responsibility for the secured debt, and H & S is responsible for the operations of the facility and income and expenses related thereto, plus debt service on secured debt. The sale of Red River will allow the Company's management to concentrate on expanding its core oil and gas operations.

        The Company continues its tradition of realizing revenues from its oil and gas operations. For the nine months ending September 30, 1999, the Company drilled six natural gas wells, completed five natural gas wells and extended its gathering system by 5500 feet. By comparison, for the same period of 1998, the Company drilled ten natural gas wells, completed nine natural gas wells, and extended its gas system by 10,500 feet. Drilling operations for the first nine months of 1999 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation.

LIQUIDITY

        The Company continues to acquire natural gas and oil properties. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base that includes natural resources other than its original gold and silver mining properties. During the first nine months of 1999, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position the Company for future acquisitions and financing.

        Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and in which it owns interests, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. During the first nine months of 1999, approximately 24% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 14% of the revenues. Manufacturing sales related to Red River accounted for 62% of the revenues.

        The Company plans to drill 5 wells during the last quarter of 1999 and earn interests ranging from 12.5% to 50% interest in each well it drills.

        Working capital for the period ending September 30, 1999, was a negative $3,172,708 compared to the same period in 1998, when working capital was a negative $2,764,610.

        During the first nine months of 1999, and compared to the same period in 1998, the changes in the composition of the Company's current assets were: cash balances increased $251,959 from $375,576 to $627,535 accounts receivable balances decreased $315,027 from $548,780 to $233,753; and inventories decreased $107,388 from $363,258 to $255,870. Other current assets such as prepaids and notes receivable increased $7,131 from $9,073 to $16,204. Overall, current assets decreased by $163,325 to $1,133,362.

        Current liabilities for the period ended September 30, 1999 were $4,306,070 compared to $4,061,297 for the period ended September 30, 1998. A line of credit and new short-term bank loans accounted for $972,177 of the increase.

        While management believes that its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, it has continued to refine its long range strategy in 1999 to meet the Company's financial obligations. This strategy involves:

        o ACQUISITION OF REVENUE-PRODUCING PROPERTIES: In November 1997, Daugherty Petroleum signed a Letter of Intent to acquire producing oil and gas properties in Kentucky, Louisiana and Tennessee. In October 1999 the company finalized this acquisition and another acquisition in which interests in 24 natural gas wells in Knox County, Kentucky were acquired. Management believes that the addition of these properties will favorably impact the Company's cash flow. Daugherty Petroleum is also continually reviewing existing properties in its area of interest that are for sale.
        o INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: The Company plans to expand its natural gas pipeline by 45,000 feet in 1999. The extension will allow for substantially more natural gas to be transported to market from wells drilled in 1998 and 1999.
        o CONVERTIBLE NOTE PRIVATE PLACEMENT: During the second and third quarters of 1999, the Company sponsored a Convertible Note Private Placement. The notes carry a five year term and pay 10% interest. The notes are convertible to common stock at 125% of the lowest average bid ten days prior to the closing, which took place on August 20, 1999. As of September 30, 1999, $850,000 had been sold.
        o SALE OF RED RIVER HARDWOODS, INC.: The Company has signed a Letter of Intent to sell its 80% stake in Red River. The divestiture of Red River will dramatically affect the Company's financial statement by reducing outstanding debt by approximately $3.7 million and eliminating the operating losses generated by Red River. The closing is expected to be finalized by November 30, 1999.

RESULTS OF OPERATIONS

        For the nine-month period ending September 30, 1999, the Company's gross revenues decreased $1,787,065 to $2,621,155 from $4,408,820 for the same period in 1998. The majority of the decrease was attributable to the ceasing of operations at Red River Hardwoods on July 1, 1999. The Company experienced a net loss of $995,217 in this period compared to a net loss of $1,195,972 in the same period of 1998. Management believes that the sale of Red River Hardwoods will result in losses being substantially less in future periods. Red River's operating losses were $238,904 or 24% of the Company's consolidated losses for the nine-month period ending September 30, 1999. However, due to income and expenses for the period from July 1 to September 30, 1999 shifting to the H & S Lumber, the actual impact of the sale is expected to greater as Red River's losses for the nine month period were substantially less than the same period in 1998 when Red River losses where $426,862 or 36% of the Company's total losses.

        The Company's gross revenues were derived from drilling contract revenues of $618,495 (24%), from natural gas and oil operations and production revenues of $354,654 (14%), and lumber sales and product manufacturing revenues of $1,648,606 (62%).

        The decrease in gross revenues of $1,787,065 was primarily attributable to the decreased lumber manufacturing and sales activity during the period. Contract revenues from drilling activities decreased by $584,807 from $1,203,302 in the first nine months of 1998 to $618,495 in the first nine months of 1999. Manufacturing revenues related to Red River Hardwoods decreased by $1,130,167 from $2,778,793 in the first nine months of 1998 to $1,648,606 in the first nine months of 1999.

        During the first nine months of 1999, total direct costs decreased by $1,702,267 to $2,417,614 compared to $4,119,881 in the first nine months of 1998. These direct costs included Red River Hardwoods' expenses and drilling costs for six natural gas wells.

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

ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     List of Documents Filed with this Report.
                -----------------------------------------

                                                                               PAGE
                                                                               ----
        (1)     Balance Sheet for the Period Ended September 30, 1999 ........   9
                Income Statement for the Period Ended September 30, 1999 ..... 10-11
                Computation of Per Share Earnings ............................   12

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

         3(h)* Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, changing the authorized capital of the Registration from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share. Altered Memorandum of Daugherty Resources, Inc., dated June 30, 1999, changing the authorized capital of the Company to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value. Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, altering Article 23.1(b) of the Company Articles by substituting a new Article 23.1(b) that sets forth the conditions and terms upon which the preferred shares can be converted to common stock. Filed as an exhibit to Form 8-K, for the Company for reporting an event on October 25, 1999. (File No.0-12185)

         4*      See Exhibit No. 3(a), (b), (c), (d), (e), (f), and (g).

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

         11      Computation of Per Share Earnings.

         24      Powers of Attorney.

         27      Financial Data Schedule.

        (b)*    Reports on Form 8-K.
                --------------------

                 See, Item 3(h) above.

        (c)     Financial Statement Schedules.
                ------------------------------

                 No schedules are required, as all information required has been presented in the audited financial statements.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.


                                          DAUGHERTY RESOURCES, INC.

                                          By: /s/ William S. Daugherty
                                             --------------------------------
                                              William S. Daugherty, President

Dated:  November 15, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                        DATE
        ---------                       -----                        ----

/s/ William S. Daugherty        Chairman of the Board,         November 15, 1999
---------------------------     President, Director of
WILLIAM S. DAUGHERTY            the Registrant


James K. Klyman*                Director of the Registrant     November 15, 1999
---------------------------
JAMES K. KLYMAN


Charles L. Cotterell*           Director of the Registrant     November 15, 1999
---------------------------
CHARLES L. COTTERELL



*By /s/William S. Daugherty
   ------------------------
    William S. Daugherty,
    Attorney-in-Fact

DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited

                                                                  9/30/98          9/30/99
                                                              -----------      -----------
                        ASSETS
                        ------
CURRENT ASSETS
--------------
  Cash                                                        $   375,576      $   627,535
  Accounts receivable                                             548,780          233,753
  Inventory                                                       363,258          255,870
  Other current assets                                              9,073           16,204
                                                              -----------      -----------

             TOTAL CURRENT ASSETS                               1,296,687        1,133,362

OIL & GAS PROPERTIES (NET)                                      4,388,332        4,672,741
--------------------------

MINING PROPERTY (NET)                                          11,227,733       11,232,229
---------------------

PROPERTY & EQUIPMENT (NET)                                      1,824,185        1,682,174
--------------------------

OTHER ASSETS
------------
  Related party loans                                              82,386           95,706
  Bonds & deposits                                                 54,224           54,224
  Other assets                                                    300,743          380,650
  Goodwill, net of amortization of $1,182,538                   1,151,592          922,131
                                                              -----------      -----------
                                                                1,588,945        1,452,711
                                                              -----------      -----------

             TOTAL ASSETS                                     $20,325,882      $20,173,217
                                                              ===========      ===========


             LIABILITIES & STOCKHOLDER'S EQUITY
             ----------------------------------
CURRENT LIABILITIES
-------------------
  Short-term loans & notes                                    $     7,000      $ 1,029,165
  Current portion of LT debt                                    1,294,939          633,150
  Accounts payable                                              1,208,217        1,180,789
  Accrued liabilities                                             528,487          780,706
  Drilling prepayments                                          1,022,654          682,260
                                                              -----------      -----------

             TOTAL CURRENT LIABILITIES                          4,061,297        4,306,070

LONG-TERM LIABILITIES                                           3,152,211        4,030,637
---------------------

PAYABLE TO RELATED PARTIES                                         34,409           17,571
--------------------------                                    -----------      -----------
                                                                7,247,917        8,354,278

MINORITY INTEREST                                                     757               --
-----------------

STOCKHOLDER'S EQUITY
--------------------
  Common stock                                                 21,209,821       21,319,145
  Common stock subscribed                                              --               --
  Additional paid in capital                                           --               --
  Retained earnings (deficit)                                  (6,936,641)      (8,504,989)
  Current income (loss)                                        (1,195,972)        (995,217)
                                                              -----------      -----------
                                                               13,077,208       11,818,939
                                                              -----------      -----------

             TOTAL LIABILITIES &
               STOCKHOLDER'S EQUITY                           $20,325,882      $20,173,217
                                                              ===========      ===========

Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                   For the nine month period ended

                                                 9/30/98                      9/30/99
                                         ------------------------     ------------------------
GROSS REVENUE                            $ 4,408,820      100.00%     $ 2,621,755      100.00%
-------------

DIRECT EXPENSES                            4,119,881       93.45%       2,417,614       92.21%
---------------                          -----------      ------      -----------      ------

            GROSS PROFIT                     288,939        6.55%         204,141        7.79%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                           347,719        7.89%         308,913       11.78%
  Accounting & audit                          84,649        1.92%          61,709        2.35%
  Advertising & promotion                      9,461        0.21%             844        0.03%
  Amortization                               157,851        3.58%         157,842        6.02%
  Bad debts                                       --        0.00%           6,157        0.23%
  Depreciation                                52,919        1.20%          33,228        1.27%
  General consulting                         147,562        3.35%          45,074        1.72%
  Insurance                                   36,695        0.83%          36,372        1.39%
  Legal                                      101,561        2.30%          81,493        3.11%
  Office & general                           152,673        3.46%         121,373        4.63%
  Payroll & property tax                      30,109        0.68%          31,035        1.18%
  Rent                                        36,652        0.83%          42,163        1.61%
  Repairs & maintenance                        7,736        0.18%           8,116        0.31%
  Shareholder & investor information          51,977        1.18%          14,342        0.55%
  Travel & entertainment                      51,636        1.17%          53,849        2.05%
                                         -----------      ------      -----------      ------

            TOTAL G & A EXPENSES           1,269,200       28.79%       1,002,510       38.24%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                  26,203        0.59%          19,878        0.76%
  Miscellaneous                               41,589        0.94%          42,507        1.62%
  Gain (loss) on sale of equipment                --        0.00%              --        0.00%
  Interest expense                          (283,503)      -6.43%        (259,233)      -9.89%
                                         -----------      ------      -----------      ------

INCOME BEFORE INCOME TAX & OTHER          (1,195,972)     -27.13%        (995,217)     -37.96%
--------------------------------

  Income tax expense (benefit)                    --        0.00%              --        0.00%

MINORITY PORTION                                  --        0.00%              --        0.00%
----------------                         -----------      ------      -----------      ------

            NET INCOME (LOSS)            $(1,195,972)     -27.13%     $  (995,217)     -37.96%
                                         ===========      ======      ===========      ======


DEFICIT, beginning of period              (6,936,641)                 $(8,504,989)
DEFICIT, end of period                    (8,132,613)                 $(9,500,206)


Shares outstanding                         2,183,783                    2,272,182

EARNINGS PER SHARE                       $     (0.55)                 $     (0.44)

Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                   For the nine month period ended

                                                                        9/30/98         9/30/99
                                                                     ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                                  $(1,195,972)     $(995,217)
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                              440,447        411,192
    Minority interest                                                         --
    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                                              (55,058)       177,743
        Inventory                                                        314,886        176,598
        Other current assets                                              55,589         35,073
      Increase (decrease) in:
        Short-term loans & notes                                         (59,100)        95,648
        Accounts payable                                                (264,495)        19,367
        Accrued liabilities                                              168,091        (70,424)
        Drilling prepayments                                            (380,653)      (240,250)
                                                                     -----------      ---------
             Net cash provided by (used in) operating activities        (976,265)      (390,270)


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Change in oil & gas properties                                        (558,969)      (165,638)
  Change in mining properties                                              4,496             --
  Change in property & equipment                                         (32,219)        15,697
  Change in other assets                                                 (96,368)      (253,390)
                                                                     -----------      ---------
             Net cash provided by (used in) investing activities        (683,060)      (403,331)


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of common stock                                               255,385        109,324
  Change in long-term liabilities                                        531,870        759,774
  Change in payable to related party                                       8,086         23,372
                                                                     -----------      ---------
             Net cash provided by (used in) financing activities         795,341        892,470
                                                                     -----------      ---------

NET INCREASE (DECREASE) IN CASH                                         (863,984)        98,869
-------------------------------

CASH AT BEGINNING OF PERIOD                                            1,239,560        528,666
---------------------------                                          -----------      ---------

CASH AT END OF PERIOD                                                $   375,576      $ 627,535
---------------------                                                ===========      =========

Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
COMPUTATION OF PER SHARE EARNINGS
(United States Dollars)
Unaudited


        The table below presents information necessary for the computation of loss per share of the common stock, on both a primary and fully diluted basis, for the nine months ended September 30, 1999 and 1998, and the years ended December 31, 1998, 1997 and 1996. The computations below reflect the 1 for 5 Reverse Stock Split effective June 30, 1998.

                                          NINE MONTHS ENDED
                                          -----------------
                                             SEPTEMBER 30                         YEAR ENDED DECEMBER 31
                                             ------------                         ----------------------

                                        1999             1998             1998             1997             1996
                                        ----             ----             ----             ----             ----
Net loss applicable to share of
Common Stock and Common
Stock equivalents                   $ (995,217)      $(1,195,972)     $(1,568,348)     $(1,708,418)     $  (733,973)

Average number of shares of
Common Stock Outstanding             2,272,782         2,183,783        2,035,188        1,831,926        1,610,168

Common Stock equivalents             1,514,134         1,464,355        1,448,355        1,353,244          283,293

Total shares of Common Stock
and Common Stock equivalents         3,786,916         3,648,138        3,483,543        3,185,170        1,893,461

Primary loss per share of
Common Stock                        $     (.44)      $      (.55)     $     (0.77)     $      (.93)     $      (.46)

Fully diluted loss per share of
Common Stock                        $     (.26)      $      (.33)     $     (0.45)     $      (.54)     $      (.39)

------------------

        Common Stock equivalents are considered anti-dilutive because of the net losses incurred by the Company.