Form 10QSB/A
period 1999-06-30
DAUGHERTY RESOURCES INC
filed 2000-01-14
CIK 746834

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                  FORM 10-QSB-A

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

         The acquisition of Red River Hardwoods, Inc. in November of 1996 diversified the Company by adding lumber sales and manufacturing activities. Since its acquisition, Red River's activities have been reflected on the Company's Consolidated Financial Statements. However, on June 30, 1999, a Letter of Intent was signed to sell Red River to H & S Lumber, Inc., Clay City, KY. A definitive agreement was reached during August of 1999, that provides for H & S to pay Daugherty Petroleum $537,000 and assume all of Red River's liabilities with the exception of debt owed by Red River to Daugherty Petroleum and approximately $170,000 owed to another lender. The sale closed during December 1999 and has an effective date of June 30, 1999. The agreement further provides for Red River's manufacturing operations to be conducted by H & S pending the closing of the sale of the stock in the 80% owned subsidiary. In the interim and pending the closing, the Company retains ownership of the assets and responsibility for the secured debt, and H & S is responsible for the operations of the facility and income and expenses related thereto, plus debt service on secured debt. The sale of Red River will allow the Company's management to concentrate on expanding its core oil and gas operations. These financial statements have been restated to reflect this divestiture.

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

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and in which it owns interests, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. Daugherty Petroleum, Inc. has reduced its dependence on activities as "turnkey driller" for private investors and instead concentrated on joint ventures with industry partners. During the first six months of 1999, approximately 61% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 39% of the revenues.

         The Company plans to drill 15 wells during the last two quarters of 1999 and earn interests ranging from 12.5% to 50% interest in each well it drills.

         Working capital for the period ending June 30, 1999, was a negative $2,342,765 compared to the same period in 1998, when working capital was a negative $2,626,659.

         During the first six months of 1999, and compared to the same period in 1998, the changes in the composition of the Company's current assets were: cash balances increased $104,484 from $192,291 to $296,775 accounts receivable balances decreased $160,843 from $225,641 to $64,798. Other current assets such as prepaids and notes receivable increased $530,000 from $0 to $530,000 due to the sale of Red River Hardwoods, Inc. Overall, current assets increased by $473,641 to $891,573.

         Current liabilities for the period ended June 30, 1999 were $3,234,338 compared to $3,044,591 for the period ended June 30, 1998.

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

         - INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: The Company plans to expand its natural gas pipeline by 20,000 feet in 1999. The extension will allow for substantially more natural gas to be transported to market from wells drilled in 1998 and 1999.

         - CONVERTIBLE NOTE PRIVATE PLACEMENT: During the second and third quarters of 1999, the Company is sponsoring a Convertible Note Private Placement. The notes carry a five year term and pay 10% interest. The notes are convertible to common stock at 125% of the lowest average bid ten days prior to the closing which is expected to take place prior to August 20, 1999. As of August 1, 1999, $800,000 had been committed.

         - SALE OF RED RIVER HARDWOODS, INC.: The Company has signed a Letter of Intent to sell its 80% stake in Red River. The sale closed during December 1999 and has an effective date of June 30, 1999. The sale of Red River will allow the Company's management to concentrate on expanding its core oil and gas operations. These financial statements have been restated to reflect this divestiture.

RESULTS OF OPERATIONS

         For the six month period ending June 30, 1999, the Company's gross revenues decreased $528,768 to $539,611 from $1,068,379 for the same period in 1998. The Company experienced a net loss from continuing operations of $516,859 in this period compared to a net loss of $473,421 in the same period of 1998. The company experienced a net loss on discontinued operations of $508,267 for the six months ended June 30, 1999 compared to income of $49,771 for the same period of 1998.

         The Company's gross revenues were derived from drilling contract revenues of $326,834 (61%), and from natural gas and oil operations and production revenues of $212,777 (39%).

         The decrease in gross revenues of $528,768 was primarily attributable to the decreased drilling activities during the period. Contract revenues from drilling activities decreased by $461,212 from $788,046 in the first six months of 1998 to $326,834 in the first six months of 1999.

         During the first six months of 1999, total direct costs decreased by $515,118 to $403,406 compared to $918,524 in the first six months of 1998. These direct costs included drilling and related costs for four natural gas wells.

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

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------

                                                                                               PAGE
                                                                                               ----
         (1)      Balance Sheet for the Period Ended June 30, 1999............................      i
                  Income Statement for the Period Ended June 30, 1999......................... ii-iii
                  Computation of Per Share Earnings...........................................     iv

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

          4*        See Exhibit No. 3(a), (b). (c), (d), (e), (f), and (g).

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

          11        Computation of Per Share Earnings.

          24        Powers of Attorney.

          27        Financial Data Schedule.

         (b)        Reports on Form 8-K.
                    --------------------

                    Agreement of Purchase and Sale by and between Environmental Energy Partners I, Ltd., Environmental Energy Partners II, Ltd., Environmental Operating Partners, Ltd., Environmental Holding, LLC, Environmental Processing Partners, Ltd., Environmental Energy, Inc., and Environmental Operating, Inc., as Sellers and Daugherty Petroleum, Inc., as
                    Buyer, and Daugherty Resources, Inc. as Accommodating Party, dated as of January 26, 1999, filed as an Exhibit to Form 8-K by the Company for reporting an event on May 25, 1999 (File No. 0-12185).

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


Dated:   January 12, 2000

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




       SIGNATURE                                     TITLE                                DATE
       ---------                                     -----                                ----

/s/ William S. Daugherty                Chairman of the Board, President,
----------------------------                Director of the Registrant              January 12, 2000
WILLIAM S. DAUGHERTY



James K. Klyman*                            Director of the Registrant              January 12, 2000
----------------------------
JAMES K. KLYMAN



Charles L. Cotterell*                       Director of the Registrant              January 12, 2000
----------------------------
CHARLES L. COTTERELL





*By /s/William S. Daugherty
        William S. Daugherty,
        Attorney-in-Fact

DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                                                   6/30/98             6/30/99
                                                                               -------------        --------------
                                     ASSETS
                                     ------
CURRENT ASSETS
--------------
  Cash                                                                          $    192,291         $    296,775
  Accounts receivable                                                                225,641               64,798
  Inventory                                                                                -                    -
  Other current assets                                                                     -              530,000
                                                                                ------------         ------------

              TOTAL CURRENT ASSETS                                                   417,932              891,573

OIL & GAS PROPERTIES (NET)                                                         4,279,872            4,614,704
-------------------------

MINING PROPERTY (NET)                                                             11,232,229           11,232,229
---------------------

PROPERTY  & EQUIPMENT (NET)                                                          128,634              103,327
---------------------------

OTHER ASSETS
------------
  Related party loans                                                                756,087              256,427
  Bonds & deposits                                                                    41,000               41,000
  Other assets                                                                       153,978               99,297
  Goodwill, net of amortization of $1,028,997                                        939,523              760,567
                                                                                ------------         ------------
                                                                                   1,890,588            1,157,291
                                                                                ------------         ------------

              TOTAL ASSETS                                                      $ 17,949,255         $ 17,999,124
                                                                                ============         ============


                       LIABILITIES & STOCKHOLDER'S EQUITY
                       ----------------------------------
CURRENT LIABILITIES
-------------------
  Short-term loans & notes                                                      $     32,000         $  1,029,177
  Current portion of LT debt                                                         909,421              141,000
  Accounts payable                                                                   476,292              441,073
  Accrued liabilities                                                                506,724              794,167
  Drilling prepayments                                                             1,120,154              828,921
                                                                                ------------         ------------

              TOTAL CURRENT LIABILITIES                                            3,044,591            3,234,338

LONG-TERM LIABILITIES                                                                925,107            1,591,902
---------------------

PAYABLE TO RELATED PARTIES                                                            37,612              181,219
--------------------------                                                      ------------         ------------
                                                                                   4,007,310            5,007,459

MINORITY INTEREST                                                                          -                    -
----------------

STOCKHOLDER'S EQUITY
--------------------
  Common stock                                                                    21,054,304           21,319,145
  Common stock subscribed                                                                  -                    -
  Additional paid in capital                                                               -                    -
  Retained earnings (deficit)                                                     (6,638,938)          (7,541,258)
  Current income (loss)                                                             (473,421)            (786,222)
                                                                                ------------         ------------
                                                                                  13,941,945           12,991,665
                                                                                ------------         ------------

              TOTAL LIABILITIES &
                STOCKHOLDER'S EQUITY                                            $ 17,949,255         $ 17,999,124
                                                                                ============         ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                         For the six month period ended

                                                                   6/30/98                          6/30/99
                                                           ----------------------            ---------------------

GROSS REVENUE                                              $ 1,068,379    100.00%            $ 539,611     100.00%
-------------

DIRECT EXPENSES                                                918,524     85.97%              403,406      74.76%
---------------                                               --------     ------             --------      ------

              GROSS PROFIT                                     149,855     14.03%              136,205      25.24%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                             108,940     10.20%              184,088      34.11%
  Accounting & audit                                            56,246      5.26%               44,969       8.33%
  Advertising & promotion                                          512      0.05%                    -       0.00%
  Amortization                                                  89,478      8.38%               89,478      16.58%
  Bad debts                                                          -      0.00%                    -       0.00%
  Depreciation                                                  32,200      3.01%               20,400       3.78%
  General consulting                                            66,871      6.26%               30,530       5.66%
  Insurance                                                     13,361      1.25%               14,588       2.70%
  Legal                                                         50,288      4.71%               79,498      14.73%
  Office & general                                              75,063      7.03%               59,109      10.95%
  Payroll & property tax                                        10,202      0.95%                9,839       1.82%
  Rent                                                          22,611      2.12%               28,444       5.27%
  Repairs & maintenance                                          1,952      0.18%                2,622       0.49%
  Shareholder & investor information                            28,738      2.69%                8,340       1.55%
  Travel & entertainment                                        25,106      2.35%               21,492       3.98%
                                                            -----------   -------         -------------   --------

              TOTAL G & A EXPENSES                             581,568     54.43%              593,397     109.97%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                                    29,132      2.73%               27,277       5.05%
  Miscellaneous                                                      -      0.00%                    -       0.00%
  Gain (loss) on sale of equipment                                   -      0.00%                    -       0.00%
  Interest expense                                             (70,840)    -6.63%              (86,944)    -16.11%
                                                            -----------   -------         -------------   --------

INCOME (LOSS) BEFORE INCOME TAX & OTHER                       (473,421)   -44.31%             (516,859)    -95.78%
---------------------------------------

  Income tax expense (benefit)                                       -      0.00%                    -       0.00%

DISCONTINUED OPERATIONS
-----------------------
  Income (loss) from discontinued operations                    49,771      4.66%             (238,904)    -44.27%
  Gain (loss)  on disposal                                           -      0.00%             (269,363)    -49.92%
                                                            -----------   -------         -------------   --------

              NET INCOME (LOSS)                             $ (423,650)   -39.65%         $ (1,025,126)   -140.06%
                                                            ===========   =======         =============   ========


DEFICIT, beginning of period                                (6,638,938)                   $ (7,541,258)
DEFICIT, end of period                                      (7,112,359)                   $ (8,327,480)


Shares outstanding                                           1,964,351                       2,272,182

EARNINGS PER SHARE                                              ($0.22)                         ($0.45)



Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                             For the six month period ended

                                                                                     6/30/98                         6/30/99
                                                                                 --------------                  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                                                $ (473,421)                      $ (786,222)
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                                           195,516                          205,878
                                                                                            -
    Changes in current assets & liabilities (Increase) decrease in:
        Accounts receivable                                                           (31,764)                          74,689
        Inventory                                                                           -                                -
        Other current assets                                                           51,935                         (487,795)
      Increase (decrease) in:
        Short-term loans & notes                                                      (12,500)                         887,348
        Accounts payable                                                             (362,006)                        (128,749)
        Accrued liabilities                                                           212,928                           33,892
        Drilling prepayments                                                         (283,153)                         (96,589)
                                                                                     ---------                         --------
              Net cash provided by (used in) operating activities                    (702,465)                        (297,548)


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Change in oil & gas properties                                                     (210,229)                         (59,602)
  Change in mining properties                                                          (4,496)                               -
  Change in property & equipment                                                      (50,100)                          (1,322)
  Change in other assets                                                               66,112                          120,793
                                                                                      -------                         -------
              Net cash provided by (used in) investing activities                    (198,713)                          59,869


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of common stock                                                             97,354                          109,324
  Change in long-term liabilities                                                     142,023                         (516,473)
  Change in payable to related party                                                 (342,133)                         445,847
                                                                                     ---------                         -------
              Net cash provided by (used in) financing activities                    (102,756)                          38,698
                                                                                     ---------                          ------

NET INCREASE (DECREASE) IN CASH                                                    (1,003,934)                        (198,981)
-------------------------------

CASH AT BEGINNING OF PERIOD                                                         1,196,225                          495,756
---------------------------                                                        ----------                          -------

CASH AT END OF PERIOD                                                              $  192,291                        $ 296,775
---------------------                                                              ==========                        =========





Unaudited-Internally prepared by Company management