Form 10QSB/A
period 1999-09-30
DAUGHERTY RESOURCES INC
filed 2000-01-14
CIK 746834

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

                                  -------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1999, WAS 2,329,352.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]No  [X] .


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

         The acquisition of Red River Hardwoods, Inc. in November of 1996 diversified the Company by adding lumber sales and manufacturing activities. Since its acquisition, Red River's activities have been reflected on the

Company's Consolidated Financial Statements. However, on June 30, 1999, a Letter of Intent was signed to sell Red River to H & S Lumber, Inc., Clay City, KY. A definitive agreement was reached during August of 1999, that provided for H & S to pay Daugherty Petroleum $537,000 and assume all of Red River's liabilities with the exception of debt owed by Red River to Daugherty Petroleum. The sale closed during December 1999 and has an effective date of June 30, 1999. The agreement further provided for Red River's manufacturing operations to be conducted by H & S pending the closing of the sale of the stock in the 80% owned subsidiary. In the interim and pending the closing, the Company retained ownership of the assets and responsibility for the secured debt, and H & S was responsible for the operations of the facility and income and expenses related thereto, plus debt service on secured debt. The sale of Red River allows the Company's management to concentrate on expanding its core oil and gas operations. These financial statements have been restated to reflect this divestiture.

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

         Historically, the Company's revenues have been from its interests in the producing natural gas and oil wells it operates and in which it owns interests, from its activities as "turnkey driller" and operator for various drilling programs in its geographic area, and sales of wood products. During the first nine months of 1999, approximately 64% of the Company's revenues were derived from joint venture drilling. Natural gas and oil operations and revenues accounted for 36% of the revenues.

         The Company plans to drill 5 wells during the last quarter of 1999 and earn interests ranging from 15% to 50% interest in each well it drills.

         Working capital for the period ending September 30, 1999, was a negative $1,826,603 compared to the same period in 1998, when working capital was a negative $2,634,237.

         During the first nine months of 1999, and compared to the same period in 1998, the changes in the composition of the Company's current assets were: cash balances increased $309,393 from $337,142 to $646,535 accounts receivable balances decreased $84,843 from $225,641 to $140,798. Other current assets such as prepaids and notes receivable increased $530,000 from $0 to $530,000 due to the sale of Red River Hardwoods, Inc. Overall, current assets increased by $754,550 to $1,317,333.

         Current liabilities for the period ended September 30, 1999 were $3,143,936 compared to $3,197,020 for the period ended September 30, 1998.

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

         - INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: The Company plans to expand its natural gas pipeline by 16,500 feet in 1999. The extension will allow for substantially more natural gas to be transported to market from wells drilled in 1998 and 1999.

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

         - SALE OF RED RIVER HARDWOODS, INC.: The Company signed a Letter of Intent to sell its 80% stake in Red River. The sale closed during December 1999 and has an effective date of June 30, 1999. The sale of Red River will allow the Company's management to concentrate on expanding its core oil and gas operations. These financial statements have been restated to reflect this divestiture.

         - INCREASE OF JOINT VENTURE DRILLING: Because of lower energy prices the Company's joint venture efforts were hampered the first nine months of 1999. However, higher oil and gas prices have sparked an interest in joint venture interests in natural gas drilling. During the third quarter the company developed a drilling program sponsored by Daugherty Petroleum that is being sold during the forth quarter of 1999.

RESULTS OF OPERATIONS

         For the nine-month period ending September 30, 1999, the Company's gross revenues decreased $656,878 to $973,149 from $1,630,027 for the same period in 1998. The majority of the decrease was attributable to decreased turnkey drilling operations. The Company experienced a net loss from continuous operations of $747,445 in this period compared to a net loss of $745,464 in the same period of 1998. The company experienced a net loss on discontinued operations of $520,267 for the nine months ended September 30, 1999 compared to 426,862 for the same period in 1998. Management believes that the sale of Red River Hardwoods will result in losses being substantially less in future periods.

         The Company's gross revenues were derived from drilling contract revenues of $618,495 (64%), from natural gas and oil operations and production revenues of $354,654 (36%).

         The decrease in gross revenues of $656,878 was primarily attributable to the decreased in drilling activity during the period. Contract revenues from drilling activities decreased by $584,807 from $1,203,302 in the first nine months of 1998 to $618,495 in the first nine months of 1999.

         During the first nine months of 1999, total direct costs decreased by $576,015 to $741,519 compared to $1,317,534 in the first nine months of 1998. These direct costs included drilling and related costs for six natural gas wells.

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

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   List of Documents Filed with this Report.
               -----------------------------------------
                                                                           PAGE
                                                                           ----

         (1) Balance Sheet for the Period Ended September 30, 1999 ... i Income Statement for the Period Ended September 30,
               1999 ....................................................ii-iii
               Segmented Information....................................    iv
               Computation of Per Share Earnings........................     v

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

          11        Computation of Per Share Earnings.

          24        Powers of Attorney.

          27        Financial Data Schedule.

          (b)*      Reports on Form 8-K.
                    ---------------------

                    Agreement of Purchase and Sale by and between Environmental Energy Partners I, Ltd.,Environmental Energy Partners II, Ltd., Environmental Operating Partners, Ltd., Environmental Holding, LLC, Environmental Processing Partners, Ltd., Environmental Energy, Inc., and Environmental Operating,Inc., as Sellers and Daugherty Petroleum, Inc., as Buyer, and Daugherty Resources, Inc. as Accommodating Party, dated as of January 26, 1999, filed as an Exhibit to Form 8-K by the Company for reporting an event on May 25, 1999 (File No. 0-12185).

                    Agreement for the Purchase and Sale by and between H&S Lumber, Inc., Buyer, and Daugherty Petroleum,Inc., Seller, for the sale of Red River Hardwoods, Inc., an 80% subsidiary of Daugherty Petroleum, Inc., which was effective
                    June 30,1999,and closed December 1, 1999, filed as Exhibit
                    10.1 to Form 8-K by the Company for reporting an event on December 9,1999 (File No. 0-12185).

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

                                           DAUGHERTY RESOURCES, INC.


                                           By:  /s/ William S. Daugherty
                                              ----------------------------------
                                                 William S. Daugherty, President


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




     SIGNATURE                                TITLE                             DATE
     ---------                                -----                             ----


/s/ William S. Daugherty      Chairman of the Board, President,
---------------------------       Director of the Registrant                January 12, 2000
WILLIAM S. DAUGHERTY



James K. Klyman*                  Director of the Registrant                January 12, 2000
---------------------------
JAMES K. KLYMAN


                                                                            January 12, 2000
Charles L. Cotterell*             Director of the Registrant
---------------------------
CHARLES L. COTTERELL







*By /s/William S. Daugherty
--------------------------------
        William S. Daugherty,
        Attorney-in-Fact




DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                                                         9/30/98                 9/30/99
                                                                                   ------------------        ---------------
                                                                ASSETS
                                                                ------
CURRENT ASSETS
  Cash                                                                               $    337,142             $    646,535
  Accounts receivable                                                                     225,641                  140,798
  Inventory                                                                                  --                       --
  Other current assets                                                                       --                    530,000
                                                                                     ------------             ------------

              TOTAL CURRENT ASSETS                                                        562,783                1,317,333

OIL & GAS PROPERTIES (NET)                                                              4,388,332                4,582,621

MINING PROPERTY (NET)                                                                  11,227,733               11,232,229

PROPERTY  & EQUIPMENT (NET)                                                               123,395                   93,127

OTHER ASSETS
  Related party loans                                                                     717,493                   95,706
  Bonds & deposits                                                                         41,000                   41,000
  Other assets                                                                            182,437                  317,450
  Goodwill, net of amortization of $1,073,736                                             894,784                  715,828
                                                                                     ------------             ------------
                                                                                        1,835,714                1,169,984
                                                                                     ------------             ------------

              TOTAL ASSETS                                                           $ 18,137,957             $ 18,395,294
                                                                                     ============             ============


                                                 LIABILITIES & STOCKHOLDER'S EQUITY
                                                 ----------------------------------
CURRENT LIABILITIES
  Short-term loans & notes                                                           $      7,000             $  1,029,165
  Current portion of LT debt                                                            1,206,862                  138,656
  Accounts payable                                                                        490,537                  424,702
  Accrued liabilities                                                                     469,967                  869,153
  Drilling prepayments                                                                  1,022,654                  682,260
                                                                                     ------------             ------------

              TOTAL CURRENT LIABILITIES                                                 3,197,020                3,143,936

LONG-TERM LIABILITIES                                                                   1,081,110                2,450,938

PAYABLE TO RELATED PARTIES                                                                 34,409                   17,571
                                                                                     ------------             ------------
                                                                                        4,312,539                5,612,445

MINORITY INTEREST                                                                            --                       --

STOCKHOLDER'S EQUITY
  Common stock                                                                         21,209,821               21,352,915
  Common stock subscribed                                                                    --                       --
  Additional paid in capital                                                                 --                       --
  Retained earnings (deficit)                                                          (6,638,939)              (7,541,258)
  Current income (loss)                                                                  (745,464)              (1,028,808)
                                                                                     ------------             ------------
                                                                                       13,825,418               12,782,849
                                                                                     ------------             ------------

              TOTAL LIABILITIES &
                STOCKHOLDER'S EQUITY                                                 $ 18,137,957             $ 18,395,294
                                                                                     ============             ============


Unaudited-Internally prepared by Company management


DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                      For the nine month period ended

                                                                     9/30/98                     9/30/99
                                                      ------------------------------    ------------------------------

GROSS REVENUE                                         $ 1,630,027            100.00%    $   973,149           100.00%

DIRECT EXPENSES                                         1,317,534             80.83%        741,519            76.20%
                                                      -----------           -------     -----------         --------

              GROSS PROFIT                                312,493             19.17%        231,630            23.80%

GENERAL & ADMINISTRATIVE EXPENSES
  Salaries & wages                                        228,361             14.01%        242,341            24.90%
  Accounting & audit                                       67,349              4.13%         51,969             5.34%
  Advertising & promotion                                     512              0.03%           --               0.00%
  Amortization                                            134,217              8.23%        134,217            13.79%
  Bad debts                                                  --                0.00%           --               0.00%
  Depreciation                                             48,300              2.96%         30,600             3.14%
  General consulting                                      112,580              6.91%         34,380             3.53%
  Insurance                                                27,270              1.67%         24,706             2.54%
  Legal                                                   101,561              6.23%         96,263             9.89%
  Office & general                                        108,053              6.63%        110,542            11.36%
  Payroll & property tax                                   19,243              1.18%         14,590             1.50%
  Rent                                                     35,391              2.17%         42,163             4.33%
  Repairs & maintenance                                     6,201              0.38%          6,326             0.65%
  Shareholder & investor information                       51,977              3.19%         14,342             1.47%
  Travel & entertainment                                   39,883              2.45%         44,218             4.54%
                                                      -----------           -------     -----------         --------

              TOTAL G & A EXPENSES                        980,898             60.18%        846,657            87.00%

OTHER INCOME (EXPENSE)
  Interest & dividend income                               41,058              2.52%         35,586             3.66%
  Miscellaneous                                              --                0.00%           --               0.00%
  Gain (loss) on sale of equipment                           --                0.00%           --               0.00%
  Interest expense                                       (118,117)            -7.25%       (168,004)          -17.26%
                                                      -----------           -------     -----------         --------

INCOME BEFORE INCOME TAX & OTHER                         (745,464)           -45.73%       (747,445)         -76.81%

  Income tax expense (benefit)                               --                0.00%           --              0.00%

DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations             (426,862)           -26.19%       (238,904)         -24.55%
   Gain (loss) on disposal                                   --                0.00%       (281,363)         -28.91%
                                                      -----------           -------     -----------         --------

              NET INCOME (LOSS)                       $(1,172,326)           -71.92%    $(1,267,712)        -101.36%
                                                      ===========           =======     ===========         ========


DEFICIT, beginning of period                           (6,638,939)                      $(7,541,259)
DEFICIT, end of period                                 (7,384,403)                      $(8,570,067)


Shares outstanding                                      2,183,783                         2,329,352

EARNINGS PER SHARE                                         ($0.54)                           ($0.54)



Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                            For the nine month period ended

                                                                                 9/30/98               9/30/99
                                                                            ------------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $  (745,464)           $(1,028,808)
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                                        302,355                308,817
    Minority interest                                                                 --
    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                                                        (31,764)                (1,311)
        Inventory                                                                     --                     --
        Other current assets                                                        51,935               (487,795)
      Increase (decrease) in:
        Short-term loans & notes                                                   (37,500)               887,336
        Accounts payable                                                          (347,762)              (145,120)
        Accrued liabilities                                                        176,171                108,878
        Drilling prepayments                                                      (380,653)              (243,250)
                                                                               -----------            -----------
              Net cash provided by (used in) operating activities               (1,012,682)              (601,253)


CASH FLOWS FROM INVESTING ACTIVITIES
  Change in oil & gas properties                                                  (364,689)              (110,835)
  Change in mining properties                                                         --                     --
  Change in property & equipment                                                   (60,961)                (1,322)
  Change in other assets                                                            37,653                (62,044)
                                                                               -----------            -----------
              Net cash provided by (used in) investing activities                 (387,997)              (174,201)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                         252,871                143,094
  Change in long-term liabilities                                                  595,467                340,219
  Change in payable to related party                                              (306,742)               442,920
                                                                               -----------            -----------
              Net cash provided by (used in) financing activities                  541,596                926,233
                                                                               -----------            -----------

NET INCREASE (DECREASE) IN CASH                                                   (859,083)               150,779

CASH AT BEGINNING OF PERIOD                                                      1,196,225                495,756
                                                                               -----------            -----------

CASH AT END OF PERIOD                                                          $   337,142            $   646,535
                                                                               ===========            ===========









Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SEGMENTED INFORMATION
For the nine month period ended September 30, 1999
(United States Dollars)
Unaudited


                                                                                     WOOD
                                              OIL & GAS             MINING         PRODUCTS*        CORPORATE              TOTAL
                                              ---------             ------         ---------        ---------              -----


GROSS EXTERNAL REVENUE                     $    973,149               --              --                  --           $    973,149

INTERSEGMENT REVENUES                              --                 --              --                  --                   --

INTEREST REVENUE                                 26,093               --              --                 9,493               35,586

INTEREST EXPENSE                                153,799               --              --                14,205              168,004

DEPRECIATION                                     10,200               --              --                20,400               30,600

DEPLETION                                       144,000               --              --                  --                144,000

AMORTIZATION OF GOODWILL                           --                 --              --               134,217              134,217


SEGMENT PROFIT (LOSS)                      $   (504,368)              --          (520,267)           (243,077)        $ (1,267,712)
                                           ============         ==========        ========        ============         ============


SEGMENT ASSETS                             $  4,723,419         11,232,229            --             2,439,646         $ 18,395,294
                                           ============         ==========        ========        ============         ============

EXPENDITURES FOR SEGMENT
      ASSETS                               $    110,835               --              --                 1,322         $    112,157
                                           ============         ==========        ========        ============         ============


*Discontinued operation.

Unaudited-Internally prepared by Company management