Form 10QSB/A
period 1999-06-30
DAUGHERTY RESOURCES INC
filed 2000-04-12
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  -------------

                                  FORM 10-QSB-A

                                SECOND AMENDMENT

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

         The acquisition of Red River Hardwoods, Inc. in November of 1996 diversified the Company by adding lumber sales and manufacturing activities. Since its acquisition, Red River's activities have been reflected on the Company's Consolidated Financial Statements. However, on June 30, 1999, a Letter of Intent was signed to sell Red River to H & S Lumber, Inc., Clay City, KY. A definitive agreement was reached during August of 1999, that provides for H & S to pay Daugherty Petroleum $537,000 and assume all of Red River's liabilities with the exception of debt owed by Red River to Daugherty Petroleum and approximately $170,000 owed to another lender. The sale closed during December 1999 and has an effective date of June 30, 1999. The agreement further provides for Red River's manufacturing operations to be conducted by H & S pending the closing of the sale of the stock in the 80% owned subsidiary. In the interim and pending the closing, the Company retains ownership of the assets and responsibility for the secured debt, and H & S is responsible for the operations of the facility and income and expenses related thereto, plus debt service on secured debt. The sale of Red River will allow the Company's management to concentrate on expanding its core oil and gas operations. This Second Amended Form 10-QSB is being filed to restate the Company's financial statements as a result of notification received on April 5, 2000 from the auditors of its subsidiary, Daugherty Petroleum, Inc., that indicated the Company had failed to properly apply the accounting rules relating to a sale and disposal of a business segment. The error resulted when the Company recorded the disposition of Red River Hardwoods in two separate components: 1) an increase in beginning Shareholders Equity, and 2) a loss from discontinued operations. The proper accounting for the disposition was to record the gain or loss on the sale and the results of operations in the Statements of Income net of tax. In the Company prepared financial statements previously filed in its first amended Form 10-QSB dated January 12, 2000, the disposal of a business segment rules were not correctly followed, and, as a result, the Company reported a loss of $269,363 rather than a gain of $933,272 on the disposition. The financial statements have been restated to properly reflect the divestiture.

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

RESULTS OF OPERATIONS

         For the six month period ending June 30, 1999, the Company's gross revenues decreased $528,768 to $539,611 from $1,068,379 for the same period in 1998. The Company experienced a net loss from continuing operations of $516,859 in this period compared to a net loss of $473,421 in the same period of 1998. The company reported net income on discontinued operations of $694,368 the six months ended June 30, 1999 compared to income of $49,771 for the same period of 1998.

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

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------

                                                                               PAGE
                                                                               ----

         (1)      Balance Sheet for the Period Ended June 30, 1999.........      i
                  Income Statement for the Period Ended June 30, 1999......     ii-iii
                  Computation of Per Share Earnings........................     iv

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

            11      Computation of Per Share Earnings.

            24      Powers of Attorney.

            27      Financial Data Schedule.

            (b)     Reports on Form 8-K.
                    -------------------

                    Agreement of Purchase and Sale by and between Environmental Energy Partners I, Ltd., Environmental Energy Partners II, Ltd, Environmental Operating Partners, Ltd., Environmental Holding, LLC, Environmental Processing Partners, Ltd., Environmental Energy, Inc., and Environmental Operating, Inc., as Sellers and Daugherty Petroleum, Inc., as Buyer, and

                    Daugherty Resources, Inc. as Accommodating Party, dated as of January 26, 1999, filed as an Exhibit to Form 8-K by the Company for reporting an event on May 25, 1999 (File No. 0-12185).

         (c)      Financial Statement Schedules.
                  -----------------------------

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


Dated:  April 10, 2000

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



     SIGNATURE                                      TITLE                                  DATE
     ---------                                      -----                                  ----

/s/ William S. Daugherty                Chairman of the Board, President,             April 10, 2000
------------------------                  Director of the Registrant
WILLIAM S. DAUGHERTY



James K. Klyman*                          Director of the Registrant                  April 10, 2000
----------------
JAMES K. KLYMAN



Charles L. Cotterell*                     Director of the Registrant                  April 10, 2000
---------------------
CHARLES L. COTTERELL





*By /s/William S. Daugherty
   ------------------------
    William S. Daugherty,
    Attorney-in-Fact

DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                                    6/30/98             6/30/99
                                                                 ------------         ------------
                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

  Cash                                                           $    192,291         $    296,775
  Accounts receivable                                                 225,641               64,798
  Inventory                                                                 -                    -
  Other current assets                                                      -              530,000
                                                                 ------------         ------------

              TOTAL CURRENT ASSETS                                    417,932              891,573

OIL & GAS PROPERTIES (NET)                                          4,279,872            4,614,704
--------------------------

MINING PROPERTY (NET)                                              11,232,229           11,232,229
---------------------

PROPERTY & EQUIPMENT (NET)                                            128,634              103,327
--------------------------

OTHER ASSETS
------------

  Related party loans                                                 756,087              256,427
  Bonds & deposits                                                     41,000               41,000
  Other assets                                                        153,978               99,297
  Goodwill, net of amortization of $1,028,997                         939,523              760,567
                                                                 ------------         ------------
                                                                    1,890,588            1,157,291
                                                                 ------------         ------------

              TOTAL ASSETS                                       $ 17,949,255         $ 17,999,124
                                                                 ============         ============


                       LIABILITIES & STOCKHOLDER'S EQUITY
                       ----------------------------------

CURRENT LIABILITIES
-------------------

  Short-term loans & notes                                       $     32,000         $  1,029,177
  Current portion of LT debt                                          909,421              141,000
  Accounts payable                                                    476,292              441,073
  Accrued liabilities                                                 506,724              794,167
  Drilling prepayments                                              1,120,154              828,921
                                                                 ------------         ------------

              TOTAL CURRENT LIABILITIES                             3,044,591            3,234,338

LONG-TERM LIABILITIES                                                 925,107            1,591,902
---------------------

PAYABLE TO RELATED PARTIES                                             37,612              181,219
--------------------------                                       ------------         ------------
                                                                    4,007,310            5,007,459

MINORITY INTEREST                                                           -                    -
-----------------

STOCKHOLDER'S EQUITY
--------------------

  Common stock                                                     21,054,304           21,319,145
  Common stock subscribed                                                   -                    -
  Additional paid in capital                                                -                    -
  Retained earnings (deficit)                                      (6,638,938)          (7,541,258)
  Current income (loss)                                              (473,421)            (786,222)
                                                                 ------------         ------------
                                                                   13,941,945           12,991,665
                                                                 ------------         ------------

              TOTAL LIABILITIES &
                STOCKHOLDER'S EQUITY                             $ 17,949,255         $ 17,999,124
                                                                 ============         ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                               For the six month period ended

                                                                      6/30/98                            6/30/99
                                                               ----------------------            ---------------------

GROSS REVENUE                                                  $ 1,068,379    100.00%            $ 539,611     100.00%
-------------

DIRECT EXPENSES                                                    918,524     85.97%              403,406      74.76%
---------------                                                   --------     ------             --------      ------

              GROSS PROFIT                                         149,855     14.03%              136,205      25.24%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

  Salaries & wages                                                 108,940     10.20%              184,088      34.11%
  Accounting & audit                                                56,246      5.26%               44,969       8.33%
  Advertising & promotion                                              512      0.05%                    -       0.00%
  Amortization                                                      89,478      8.38%               89,478      16.58%
  Bad debts                                                              -      0.00%                    -       0.00%
  Depreciation                                                      32,200      3.01%               20,400       3.78%
  General consulting                                                66,871      6.26%               30,530       5.66%
  Insurance                                                         13,361      1.25%               14,588       2.70%
  Legal                                                             50,288      4.71%               79,498      14.73%
  Office & general                                                  75,063      7.03%               59,109      10.95%
  Payroll & property tax                                            10,202      0.95%                9,839       1.82%
  Rent                                                              22,611      2.12%               28,444       5.27%
  Repairs & maintenance                                              1,952      0.18%                2,622       0.49%
  Shareholder & investor information                                28,738      2.69%                8,340       1.55%
  Travel & entertainment                                            25,106      2.35%               21,492       3.98%
                                                                -----------   -------         -------------   --------

              TOTAL G & A EXPENSES                                 581,568     54.43%              593,397     109.97%

OTHER INCOME (EXPENSE)
----------------------

  Interest & dividend income                                        29,132      2.73%               27,277       5.05%
  Miscellaneous                                                          -      0.00%                    -       0.00%
  Gain (loss) on sale of equipment                                       -      0.00%                    -       0.00%
  Interest expense                                                 (70,840)    -6.63%              (86,944)    -16.11%
                                                                -----------   -------         -------------   --------

INCOME (LOSS) BEFORE INCOME TAX & OTHER                           (473,421)   -44.31%             (516,859)    -95.78%
---------------------------------------

  Income tax expense (benefit)                                           -      0.00%                    -       0.00%

DISCONTINUED OPERATIONS
-----------------------

  Income (loss) from discontinued operations                        49,771      4.66%             (238,904)    -44.27%
  Gain (loss)  on disposal                                              -       0.00%              933,270     172.95%
                                                                -----------   -------         -------------   --------

              NET INCOME (LOSS)                                 $ (423,650)   -39.65%         $    177,509      32.90%
                                                                ===========   =======         =============   ========


DEFICIT, beginning of period                                    (6,638,938)                   $ (8,504,989)
DEFICIT, end of period                                          (7,112,359)                   $ (8,327,480)


Shares outstanding                                               1,964,351                       2,272,182

EARNINGS PER SHARE                                                  ($0.22)                          $0.08



Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                            For the six month period ended

                                                                                  6/30/98                         6/30/99
                                                                              -----------------               -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                               $ (473,421)                      $ 177,509
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                                          195,516                         205,878
    Gain on sale of subsidiary                                                             -                        (963,731)
    Changes in current assets & liabilities (Increase) decrease in:

        Accounts receivable                                                          (31,764)                         74,689
        Inventory                                                                          -                               -
        Other current assets                                                          51,935                        (487,795)
    Increase (decrease) in:
        Short-term loans & notes                                                     (12,500)                        887,348
        Accounts payable                                                            (362,006)                       (128,749)
        Accrued liabilities                                                          212,928                          33,892
        Drilling prepayments                                                        (283,153)                        (96,589)
                                                                                  ----------                       ---------
              Net cash provided by (used in) operating activities                   (702,465)                       (297,548)


CASH FLOWS FROM INVESTING ACTIVITIES

  Change in oil & gas properties                                                    (210,229)                        (59,602)
  Change in mining properties                                                         (4,496)                              -
  Change in property & equipment                                                     (50,100)                         (1,322)
  Change in other assets                                                              66,112                         120,793
                                                                                  ----------                       ---------
              Net cash provided by (used in) investing activities                   (198,713)                         59,869


CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                                            97,354                         109,324
  Change in long-term liabilities                                                    142,023                        (516,473)
  Change in payable to related party                                                (342,133)                        445,847
                                                                                  ----------                       ---------
              Net cash provided by (used in) financing activities                   (102,756)                         38,698
                                                                                  ----------                       ---------

NET INCREASE (DECREASE) IN CASH                                                   (1,003,934)                       (198,981)
-------------------------------

CASH AT BEGINNING OF PERIOD                                                        1,196,225                         495,756
---------------------------                                                       ----------                       ---------

CASH AT END OF PERIOD                                                             $  192,291                       $ 296,775
---------------------                                                             ==========                       =========










Unaudited-Internally prepared by Company management