Form 10QSB/A
period 1999-09-30
DAUGHERTY RESOURCES INC
filed 2000-04-12
CIK 746834

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
                                             ---   ---

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1999, WAS 2,329,352.

         Transitional Small Business Disclosure Format (check one):Yes   No  X .
                                                                      ---   ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

         For the nine-month period ending September 30, 1999, the Company's gross revenues decreased $656,878 to $973,149 from $1,630,027 for the same period in 1998. The majority of the decrease was attributable to decreased turnkey drilling operations. The Company experienced a net loss from continuous operations of $747,445 in this period compared to a net loss of $745,464 in the same period of 1998. The company reported net income on discontinued operations of $682,368 for the nine months ended September 30, 1999 compared to a net loss of $426,862 for the same period in 1998. Management believes that the sale of Red River Hardwoods will result in losses being substantially less in future periods.

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

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   LIST OF DOCUMENTS FILED WITH THIS REPORT.
                                                                                             Page
                                                                                             ----
         (1)   Balance Sheet for the Period Ended September 30, 1999......................    i

               Income Statement for the Period Ended September 30, 1999................... ii-iii
               Segmented Information......................................................   iv
               Computation of Per Share...................................................    v

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

          3 (h)* Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, changing the authorized capital of the Registration from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share. Altered Memorandum of Daugherty Resources, Inc., dated June 30, 1999, changing the authorized capital of the Company to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value. Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, altering Article 23.1(b) of the Company Articles by substituting a new
                    Article 23.1(b) that sets forth the conditions and terms upon which the preferred shares can be converted to common stock. Filed as an exhibit to Form 8-K, for the Company for reporting an event on October 25, 1999. (File No.0-12185)

          4*        See Exhibit No. 3(a), (b). (c), (d), (e), (f), and (g).

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

                    Agreement for the Purchase and Sale by and between H&S Lumber, Inc., Buyer, and Daugherty Petroleum, Inc., Seller, for the sale of Red River Hardwoods, Inc., an 80% subsidiary of Daugherty Petroleum, Inc., which was effective June 30, 1999, and closed December 1, 1999, filed as Exhibit 10.1 to Form 8-K by the Company for reporting an event on December 9, 1999 (File No. 0-12185).

                    See, Item 3(h) above.

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

                                           DAUGHERTY RESOURCES, INC.


                                           By:  /s/ William S. Daugherty
                                                --------------------------
                                                William S. Daugherty, President


Dated:

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




       SIGNATURE                                      TITLE                             DATE

/s/ William S. Daugherty                 Chairman of the Board, President,
------------------------                   Director of the Registrant               April 10, 2000
WILLIAM S. DAUGHERTY



James K. Klyman*                           Director of the Registrant               April 10, 2000
------------------------
JAMES K. KLYMAN



Charles L. Cotterell*                      Director of the Registrant               April 10, 2000
------------------------
CHARLES L. COTTERELL





*By /s/William S. Daugherty
    ------------------------
    William S. Daugherty,
    Attorney-in-Fact

DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                                  9/30/98              9/30/99
                                                             ------------         ------------
                                     ASSETS
                                     ------
CURRENT ASSETS
--------------
  Cash                                                       $    337,142         $    646,535
  Accounts receivable                                             225,641              140,798
  Inventory                                                             -                    -
  Other current assets                                                  -              530,000
                                                             ------------         ------------

              TOTAL CURRENT ASSETS                                562,783            1,317,333

OIL & GAS PROPERTIES (NET)                                      4,388,332            4,582,621
--------------------------

MINING PROPERTY (NET)                                          11,227,733           11,232,229
---------------------

PROPERTY  & EQUIPMENT (NET)                                       123,395               93,127
---------------------------

OTHER ASSETS
------------
  Related party loans                                             717,493               95,706
  Bonds & deposits                                                 41,000               41,000
  Other assets                                                    182,437              317,450
  Goodwill, net of amortization of $1,073,736                     894,784              715,828
                                                             ------------         ------------
                                                                1,835,714            1,169,984
                                                             ------------         ------------

              TOTAL ASSETS                                   $ 18,137,957         $ 18,395,294
                                                             ============         ============


                             LIABILITIES & STOCKHOLDER'S EQUITY
                             ----------------------------------
CURRENT LIABILITIES
-------------------
  Short-term loans & notes                                   $      7,000         $  1,029,165
  Current portion of LT debt                                    1,206,862              138,656
  Accounts payable                                                490,537              424,702
  Accrued liabilities                                             469,967              869,153
  Drilling prepayments                                          1,022,654              682,260
                                                             ------------         ------------

              TOTAL CURRENT LIABILITIES                         3,197,020            3,143,936

LONG-TERM LIABILITIES                                           1,081,110            2,450,938
---------------------

PAYABLE TO RELATED PARTIES                                         34,409               17,571
--------------------------                                   ------------         ------------
                                                                4,312,539            5,612,445

MINORITY INTEREST                                                       -                    -
-----------------

STOCKHOLDER'S EQUITY
--------------------
  Common stock                                                 21,209,821           21,352,915
  Common stock subscribed                                               -                    -
  Additional paid in capital                                            -                    -
  Retained earnings (deficit)                                  (6,638,939)          (7,541,258)
  Current income (loss)                                          (745,464)          (1,028,808)
                                                             ------------         ------------
                                                               13,825,418           12,782,849
                                                             ------------         ------------

              TOTAL LIABILITIES &
                STOCKHOLDER'S EQUITY                         $ 18,137,957         $ 18,395,294
                                                             ============         ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                              For the nine month period ended

                                                                        9/30/98                              9/30/99
                                                              -------------------------             ------------------------
GROSS REVENUE                                                 $ 1,630,027       100.00%             $ 973,149        100.00%
-------------

DIRECT EXPENSES                                                 1,317,534        80.83%               741,519         76.20%
---------------                                               -----------       -------             ---------        -------

              GROSS PROFIT                                        312,493        19.17%               231,630         23.80%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                                228,361        14.01%               242,341         24.90%
  Accounting & audit                                               67,349         4.13%                51,969          5.34%
  Advertising & promotion                                             512         0.03%                     -          0.00%
  Amortization                                                    134,217         8.23%               134,217         13.79%
  Bad debts                                                             -         0.00%                     -          0.00%
  Depreciation                                                     48,300         2.96%                30,600          3.14%
  General consulting                                              112,580         6.91%                34,380          3.53%
  Insurance                                                        27,270         1.67%                24,706          2.54%
  Legal                                                           101,561         6.23%                96,263          9.89%
  Office & general                                                108,053         6.63%               110,542         11.36%
  Payroll & property tax                                           19,243         1.18%                14,590          1.50%
  Rent                                                             35,391         2.17%                42,163          4.33%
  Repairs & maintenance                                             6,201         0.38%                 6,326          0.65%
  Shareholder & investor information                               51,977         3.19%                14,342          1.47%
  Travel & entertainment                                           39,883         2.45%                44,218          4.54%
                                                              -----------       -------             ---------        -------

              TOTAL G & A EXPENSES                                980,898        60.18%               846,657         87.00%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                                       41,058         2.52%                35,586          3.66%
  Miscellaneous                                                         -         0.00%                     -          0.00%
  Gain (loss) on sale of equipment                                      -         0.00%                     -          0.00%
  Interest expense                                               (118,117)       -7.25%              (168,004)       -17.26%
                                                              -----------       -------             ---------        -------

INCOME BEFORE INCOME TAX & OTHER                                 (745,464)      -45.73%              (747,445)       -76.81%
--------------------------------

  Income tax expense (benefit)                                          -         0.00%                     -          0.00%

DISCONTINUED OPERATIONS
-----------------------
  Income (loss) from discontinued operations                     (426,862)      -26.19%              (238,904)       -24.55%
   Gain (loss) on disposal                                             -          0.00%               921,272          94.6%
                                                              -----------       -------             ---------        -------

              NET INCOME (LOSS)                              $ (1,172,326)      -71.92%          $     65,077         -6.69%
                                                             =============      =======          =============      ========


DEFICIT, beginning of period                                   (6,638,939)                       $ (8,504,989)
DEFICIT, end of period                                         (7,384,403)                       $ (8,570,066)


Shares outstanding                                              2,183,783                           2,329,352

EARNINGS PER SHARE                                                 ($0.54)                              $0.03


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                        For the nine month period ended

                                                                           9/30/98              9/30/99
                                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                                      $  (745,464)        $   (65,077)
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                                  302,355             308,817
    Gain on sale of subsidiary                                                     -            (963,731)
    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                                                  (31,764)             (1,311)
        Inventory                                                                  -                   -
        Other current assets                                                  51,935            (487,795)
      Increase (decrease) in:
        Short-term loans & notes                                             (37,500)            887,336
        Accounts payable                                                    (347,762)           (145,120)
        Accrued liabilities                                                  176,171             108,878
        Drilling prepayments                                                (380,653)           (243,250)
                                                                         -----------         -----------
              Net cash provided by (used in) operating activities         (1,012,682)           (601,253)


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Change in oil & gas properties                                            (364,689)           (110,835)
  Change in mining properties                                                      -                   -
  Change in property & equipment                                             (60,961)             (1,322)
  Change in other assets                                                      37,653             (62,044)
                                                                         -----------         -----------
              Net cash provided by (used in) investing activities           (387,997)           (174,201)


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of common stock                                                   252,871             143,094
  Change in long-term liabilities                                            595,467             340,219
  Change in payable to related party                                        (306,742)            442,920
                                                                         -----------         -----------
              Net cash provided by (used in) financing activities            541,596             926,233
                                                                         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                             (859,083)            150,779
-------------------------------                                          -----------         -----------

CASH AT BEGINNING OF PERIOD                                                1,196,225             495,756
---------------------------                                              -----------         -----------

CASH AT END OF PERIOD                                                    $   337,142         $   646,535
---------------------                                                    ===========         ===========


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SEGMENTED INFORMATION
For the nine month period ended September 30, 1999 (United States Dollars) Unaudited


                                                                                     WOOD
                                                 OIL & GAS           MINING         PRODUCTS*        CORPORATE          TOTAL
                                                 ---------           ------         ---------        ---------          -----

GROSS EXTERNAL REVENUE                           $   973,149                -                -                -      $   973,149

INTERSEGMENT REVENUES                                      -                -                -                -                -

INTEREST REVENUE                                      26,093                -                -            9,493           35,586

INTEREST EXPENSE                                     153,799                -                -           14,205          168,004

DEPRECIATION                                          10,200                -                -           20,400           30,600

DEPLETION                                            144,000                -                -                -          144,000

AMORTIZATION OF GOODWILL                                   -                -                -          134,217          134,217


SEGMENT PROFIT (LOSS)                            $  (504,368)               -          682,368        (243,077)      $   (65,077)
                                                 ===========      ===========        =========       ==========    =============


SEGMENT ASSETS                                   $ 4,723,419       11,232,229                -        2,439,646      $18,395,294
                                                 ===========      ===========        =========       ==========    =============

EXPENDITURES FOR SEGMENT
      ASSETS                                     $   110,835               -                 -            1,322      $   112,157
                                                 ===========      ===========        =========       ==========    =============


*Discontinued operation.

Unaudited-Internally prepared by Company management