Form 10KSB
period 1999-12-31
DAUGHERTY RESOURCES INC
filed 2000-04-14
CIK 746834

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)
                 FOR THE FINANCIAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[_]   TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934 (NO FEE
                                    REQUIRED)
                        FOR THE TRANSITION PERIOD FROM ________ TO_______

                         COMMISSION FILE NUMBER: 0-12185

                            DAUGHERTY RESOURCES, INC.
                 (Name of Small Business Issuer in its charter)

                   BRITISH COLUMBIA                                        NOT APPLICABLE
   (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                    organization)

                         120 PROSPEROUS PLACE, SUITE 201
                         LEXINGTON, KENTUCKY 40509-1844
                     (Address of principal executive office)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (606) 263-3948.
                                -----------------

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share.

       Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

       The issuer revenues for the year ended December 31,1999 were $1,416,725.

       The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of March 31, 2000, was $3,470,916

       The number of shares outstanding of the Issuer's classes of common equity, as of March 31, 2000 was 2,520,628.

       Documents incorporated by reference: None.
================================================================================

                                TABLE OF CONTENTS

    PART I                                                                                                         Page #
                 Item 1. Business                                                                                     3
                 Item 2. Description of Properties                                                                   12
                 Item 3. Legal Proceedings                                                                           24
                 Item 4. Submission of Matters to a Vote of Security Holders                                         25
    PART II
                 Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
                                                                                                                     25
                 Item 6. Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                26
                 Item 7. Financial Statements and Supplementary Data                                                 31
                 Item 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure
                                                                                                                     31
   PART III
                 Item 9. Directors and Executive Officers of the Registrant                                          31
                 Item 10. Executive Compensation                                                                     32
                 Item 11. Security Ownership of Certain Beneficial Owners and Management                             35
                 Item 12. Certain Relationships and Related Transactions                                             37
    PART IV
                 Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K                            37

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Daugherty Resources, Inc. (the "Company" or the "Registrant") is a natural resources company with assets in oil and gas, and gold and silver properties. The Company officially changed its name in 1998 from Alaska Apollo Resources, Inc. to Daugherty Resources, Inc. Originally formed in 1979 to develop gold properties in Alaska, the Company, through its 1993 acquisition of Daugherty Petroleum, Inc., has acquired substantial oil and gas interests in the Appalachian and Illinois Basins.

       The Company's strategy is to continue to expand its base in oil and gas resources in the eastern part of the United States. To implement this strategy, the Company emphasizes the following elements:

       -      Reserve growth through high potential developmental drilling;

       - Balance between development drilling and acquisitions of proved oil and gas properties; and

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

       The majority of the wells operated by the Company are located in the Kentucky and Tennessee portions of the Appalachian Basin. The Appalachian Basin is characterized by shallow developmental wells, which generally have provided highly predictable drilling success rates. In addition, because wells drilled in the Appalachian Basin are closer to the northeast gas market, the natural gas from this area typically has commanded a price premium relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. Furthermore, the Company's natural gas has a heating value that results in it receiving a 20% premium for its gas. In addition to its drilling activities, the Company purchases natural gas producing properties. During 1999, the Company purchased 20.30675 net wells.

BUSINESS STRATEGY

       The Company's objective is to expand its oil and natural gas reserves, production and revenues through a strategy that includes the following key elements:

       Expand drilling operations. The Company has primarily concentrated its drilling operations in the southern portion of the Appalachian Basin. Since 1995 the Company has drilled 52 gas wells. The Company believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 1999 the Company had 18,859 net undeveloped acres. During the first quarter of 2000, the Company drilled 14 productive wells.

       Acquire producing properties. The Company's acquisition efforts are focused on properties that help build critical mass in areas where the Company has established operations or is establishing new operations. Acquisitions are sought that with offer economies in management and administration, and, therefore, enable the Company to acquire more producing wells without incurring substantial increases in its costs of operations.

       Pursue geographic expansion. The Company has a proven ability to drill and operate natural gas wells successfully. There are a number of areas outside the Appalachian Basin where drilling and operating characteristics are similar to those in Appalachia. The Company will continue to evaluate opportunities to expand geographically on an ongoing basis.

       Reduce risks inherent in natural gas development and marketing. An integral part of the Company's strategy has been and will continue to be to concentrate on development, (rather than exploratory) drilling to reduce risk levels associated with natural gas and oil production. Development drilling is less risky than exploratory drilling. The Company's focus on shallow wells allows it to drill more wells the result of which also provides greater investment diversification than an equal investment in a smaller number of deeper more expensive wells. Geographical diversification can help to offset possible weakness in the natural gas market or disappointing drilling results in one area. The Company intends to continue to expand its marketing capacity to keep pace with the changing natural gas industry.

       Expand strategic relationships. By managing drilling programs for itself and other investors, the Company is able to share administrative, overhead and other costs with its partners, reducing costs for both. The Company also is able to maintain a larger and more capable staff than would be possible without partners. Other benefits from these associations include greater buying power for drilling services and materials, larger amounts of natural gas available to market, increased profits from drilling and operating wells for partners, and greater awareness of the Company in the investment community.

         Gold and silver properties. It is the Company's objective to develop a strategy to monetize its Alaskan gold and silver properties by 1) seeking a joint venture partner to provide funds for additional exploration of its prospects, and 2) considering a divestiture of its gold and silver properties. To help achieve its goals of monetization of the properties, in March 2000, the Company commissioned a review of its gold and silver properties by Steffen Robertson Kirsten (U.S.), Inc., an engineering firm specializing in mineral properties. In addition, the Company retained Balfour Holding, Inc. an independent consulting firm to perform an appraisal of the properties.

EXPLORATION AND DEVELOPMENT ACTIVITIES

       The Company's exploration and development activities focus on the identification and drilling of new productive wells and the acquisition of existing producing wells from other producers.

DRILLING ACTIVITIES

       When prospects have been developed by the Company's staff and consultants, the Company develops these properties by drilling wells. Typically, the Company will act as driller for these prospects, entering into contracts with partnerships, including Company-sponsored partnerships, and other entities that are interested in exploration or development of the prospects. The Company generally retains an interest in each well it drills. See "Financing of Drilling Activities".

       Much of the work associated with drilling, completing and connecting wells, including drilling, fracturing, logging and pipeline construction, is performed by subcontractors specializing in those operations, as is common in the industry. A large part of the material and services used by the Company in the development process is acquired from industry vendors by virtue of direct negotiation of rates and costs for services and supplies. As the prices paid to the Company by its investor partners for the Company's services are frequently fixed before the wells are drilled or are determined solely on the well depth, the Company is subject to the risk that prices of goods or services used in the development process could increase, rendering its contracts with its investor partners less profitable or unprofitable. In addition, problems encountered in the process can substantially increase development costs, sometimes without recourse for the Company to recover its costs from its partners.

       During 1999, the Company participated in the drilling of 5 gross wells (1.95 net wells). All of these wells were completed as wells capable of producing gas in commercial quantities. Drilling was primarily concentrated on two farmouts from Equitable Production Company in Knox and Bell Counties, Kentucky.

ACQUISITIONS OF PRODUCING PROPERTIES

       In addition to drilling new wells, the Company continues to pursue opportunities to purchase existing producing wells from other producers and greater ownership interests in the wells it operates. Generally, outside interests purchased include a majority in the wells and include the right to operate the wells.

WELL OPERATIONS

       The Company currently operates approximately 136 natural gas wells in the Appalachian Basin and 45 oil wells in the Illinois Basin. The Company also operates 5 oil wells in the Appalachian Basin. The Company's ownership interest in these wells range from 10% to 100%, and, on average, the Company has an approximate 39% ownership interest in the wells it operates. As of December 31, 1999 these wells produce an aggregate of about 1709 Mcf of natural gas per day, including the Company's share of 667 Mcf per day.

       The Company is paid a monthly operating charge for each well it operates. The rate is competitive with rates charged by other operators in the area. The charge covers monthly operating and accounting costs, and insurance. Other costs for special non-recurring activities, such as reworks and recompletions are billed to the working interest owners on as those expenses arise.

TRANSPORTATION

       Natural gas wells are connected by underground pipelines to natural gas markets. Over the years, the Company has developed extensive gathering systems in its areas of operations. The Company also continues to construct new gathering lines as necessary to provide for the marketing of natural gas being developed from new areas and to enhance or maintain its existing systems.

DRILLING ACTIVITIES

       The following table summarizes the Company's development drilling activity for the years ended December 31, 1997, 1998 and 1999. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                                 Total                           Productive                         Dry
                                 -----                           ----------                         ---
                       Drilled               Net          Drilled              Net           Drilled         Net
                       -------               ---          -------              ---           -------         ---
1997                       12               3.2400           12               3.2400            0             0
1998                       14               3.5125           14               3.5125            0             0
1999                        5               1.9500            5               1.9500            0             0
Total                      31               8.7025           31               8.7025            0             0

MARKETING

       The Company markets substantially all of the oil and gas production from Company operated properties for both the account of the Company and the other working interest owners in these properties. As of March 31, 2000, substantially all of the Company's natural gas production is sold to Nami Resources, LLC under a short-term (less than 12 months) contract. During 1999, Southern Gas Company and Nami Resources each purchased in excess of 10% of the gas sold by the Company for its own account. Oil sales contracts are short-term and are based upon field posted prices plus negotiated bonuses. During 1999, Indiana Farm Bureau Mark Oil Company, and B. P. Bear Creek Oil, LLC each purchased in excess of 10% of the oil sold by the Company for its own account. Because alterative purchasers of oil and gas are readily available, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company.

VOLATILITY OF OIL AND GAS PRICES AND HEDGING

       As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas, oil and condensate. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in oil and gas producing regions worldwide, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic factors. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies; however, prices for oil and gas have recently increased materially. It is impossible to predict future oil and natural gas price movements with any certainty. Any continued and extended decline in the price of oil or gas could have a material adverse effect on the Company's financial position, cash flows and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically. Additionally, substantially all of the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long term fixed price contracts.

FINANCING OF DRILLING ACTIVITIES

       The Company conducts development-drilling activities for its own account and for other investors. Since 1984, the Company has sponsored private drilling limited partnerships. The Company generally invests, as its equity contribution to each drilling partnership, a sum approximating 20% of the aggregate subscriptions received for that particular drilling partnership. As a result, the Company is subject to substantial cash commitments at the closing of each drilling partnership. The funds received from these programs are restricted to use in future drilling operations. While funds are received by the Company pursuant to drilling contracts in the year of the contract, the Company recognizes revenues from drilling operations on the percentage of completion method as the wells are drilled, rather than when funds are received. Most of the Company's drilling and development funds are received from partnerships in which the Company serves as managing general partner. However, because wells produce for a number of years, the Company continues to serve as operator for a number of unaffiliated parties. In addition to the partnership structure, the Company also utilizes joint venture arrangements for financing drilling activities.

       In 1999, the Company contributed $215,292 in drilling funds to partnerships that it served as managing general partner. The financing process begins when the Company enters into a development agreement with an investor partner, pursuant to which the Company agrees to assign its rights in the property to be drilled to the partnership or other entity. The partnership or other entity thereby becomes owner of a working interest in the property.

GOVERNMENTAL REGULATION

       The Company's business and the natural gas industry in general are heavily regulated. The availability of a ready market for natural gas production depends on several factors beyond the Company's control. These factors include regulation of natural gas production, federal and state regulations governing environmental quality and pollution control, the amount of natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas, protect rights to produce natural gas between owners in a common reservoir and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. The Company takes the steps necessary to comply with applicable regulations both on its own behalf and as part of the services it provides to its investor partnerships. The Company believes that it is in substantial compliance with such statutes, rules, regulations and governmental orders although there can be no assurance that this is or will remain the case. The following discussion of the regulation of the United States natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which the Company's operations may be subject.

REGULATION OF NATURAL GAS EXPLORATION AND PRODUCTION

       The Company's natural gas operations are subject to various types of regulation at the federal, state and local levels. Prior to commencing drilling activities for a well, the Company must procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies in the state in which the area to be drilled is located. Such permits and approvals include those for the drilling of wells, and such regulation includes maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or portion units and the density of wells, which may be drilled and the unitization or pooling of natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, some states have conservation laws that establish maximum rates of production from natural gas reservoirs and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of natural gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability. In as much as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS

       Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The Natural Gas Well Head Decontrol Act (the "Decontrol Act") removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales" on or after that date. FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could reenact price controls in the future.

       The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result to initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas suppliers. In many instances, the result of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Another effect of regulatory restructuring is the greater transportation access available on interstate pipelines. In some cases, producers and marketers have benefited from this availability. However, competition among suppliers has greatly increased and traditional long-term producer-pipeline contracts are rare. Furthermore, gathering facilities of interstate pipelines are no longer regulated by FERC, thus allowing gatherers to change higher gathering rates.

       Additional proposals and proceedings that might affect the natural gas industry are nearly always pending before Congress, FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue. The Company cannot determine to what extent future operations and earnings of the Company will be affected by new legislation, new regulations, or changes in existing regulations, at federal, state or local levels.

ENVIRONMENTAL REGULATIONS

       The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the natural gas industry in general, the business and prospects of the Company could be adversely affected.

       The Company generates wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous wastes. Furthermore, certain wastes generated by the Company's operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

       The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Company believes that it has utilized good operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

       CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

       The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

       The Company's expenses relating to preserving the environment during 1999 were not significant in relation to operating costs and the Company expects no material change in 2000. Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Company's business, financial condition or results of operations.

OPERATING HAZARDS AND INSURANCE

       The Company's exploration and production operations include a variety of operating risks, including the risk of fire, explosions, blowouts, craterings, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as gas leaks, ruptures and discharges of toxic gas, the occurrence of any which could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's pipeline, gathering and distribution operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, and surrounding properties caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

       Any significant problems related to its facilities could adversely affect the Company's ability to conduct its operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant event not fully insured against could materially adversely affect the Company's operations and financial condition. The Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.

COMPETITION

       Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. The Company believes that its geographic focus, its exploration, drilling and production capabilities, and the experience of its management generally enable it to compete effectively. Many of the Company's competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.

SENTRA CORPORATION

       Sentra Corporation, a Kentucky Corporation, is a 100% owned subsidiary of Daugherty Petroleum. Effective April 2, 1999 Daugherty Petroleum, Inc. acquired all outstanding shares of Sentra for its book value of $44,417 from an individual serving as Director and President of the Company. Sentra owns and operates two natural gas distribution systems in south central Kentucky. The two systems are located in the cities of Fountain Run and Gamaliel pursuant to natural gas franchises granted by those cities and certificates of convenience and necessity issued by the Kentucky Public Service Commission. Sales of gas at retail rates commenced in November 1999 to a limited number of customers. Completion of the construction of both distribution systems is expected by the Fall of 2000.

UTILITY REGULATION

       Sentra Corporation, a 100% owned subsidiary that is a Kentucky public utility, is subject to regulation by the Kentucky Public Service Commission in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues.

GALAX ENERGY CONCEPTS, LLC

       Galax Energy is a North Carolina limited liability corporation owned 50% by Daugherty Petroleum, Inc. Galax Energy generates steam at its Galax, Virginia plant by burning wood waste as fuel and sells the steam to National Textiles on a long-term contract. The plant is financed with industrial revenue bonds issued through the Industrial Development Authority of the City of Galax, Virginia.

EMPLOYEES

       As of December 31, 1999, the Company had 12 employees, including one in finance, four in administration, two in exploration and development, and five in production. The Company's engineers and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, the Company retains subcontractors to perform geological duties, drilling, fracturing, logging, and pipeline construction functions at drilling sites. The Company's employees act as supervisors of the subcontractors.

       The Company's employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

EXPLORATION AND DEVELOPMENT ACTIVITIES

       The Company's exploration and development activities focus on the identification and drilling of new productive wells and the acquisition of existing producing wells from other producers.

DRILLING ACTIVITIES

       When prospects have been developed by the Company's staff and consultants, the Company develops these properties by drilling wells. Typically, the Company will act as driller for these prospects, entering into contracts with partnerships, including Company-sponsored partnerships, and other entities that are interested in exploration or development of the prospects. The Company generally retains an interest in each well it drills. See "Financing of Drilling Activities".

       Much of the work associated with drilling, completing and connecting wells, including drilling, fracturing, logging and pipeline construction, is performed by subcontractors specializing in those operations, as is common in the industry. A large part of the material and services used by the Company in the development process is acquired from industry vendors by virtue of direct negotiation of rates and costs for services and supplies. As the prices paid to the Company by its investor partners for the Company's services are frequently fixed before the wells are drilled or are determined solely on the well depth, the Company is subject to the risk that prices of goods or services used in the development process could increase, rendering its contracts with its investor partners less profitable or unprofitable. In addition, problems encountered in the process can substantially increase development costs, sometimes without recourse for the Company to recover its costs from its partners.

       During 1999, the Company participated in the drilling of 5 gross wells (1.95 net wells). All of these wells were completed as wells capable of producing gas in commercial quantities. Drilling was primarily concentrated on two farmouts described below from Equitable Production Company in Knox and Bell Counties, Kentucky.

Kay Jay Gas Farmout, Knox & Bell Counties, Kentucky. The Kay Jay Farmout consists of approximately 14,000 acres. Several wells surround the acreage. The Kay Jay Field is on the southern boundary of the acreage where over 30 wells have been drilled since 1979 with over 20 of those productive. The Field produces natural gas from the Maxon Sand, Big Lime, Borden, Devonian Shale and Clinton Formations. Oil is produced from the Maxon Sand and Big Lime Formations. In late 1996, the Company successfully extended the Field onto its acreage. As of the date of this report the Company has drilled 31 wells on this acreage, 19 of which are currently producing. The remaining 12 are scheduled for completion in the near future or have been completed and are waiting on a gathering line. All wells drilled on the acreage have encountered natural gas. The Company has extended its gathering system on to the acreage by installing 9,500 feet of pipeline in 1999. The Company's gathering system is connected to the Columbia Natural Resources (CNR) pipeline system.

Hatfield Gap Farmout, Bell County, Kentucky. The Hatfield Gap Farmout consists of approximately 4,000 acres. The acreage joins the 13 well Hatfield Gap Field that produces from the Big Lime, Borden and Devonian Shale Formations operated by CNR. Just southwest of the Hatfield Gap Field is the Days Chapel Field, which was for a number of years the most prolific oil field in the State of Tennessee. As of the end of 1999 the Company had drilled two successful gas wells as of the end of 1999 on this acreage and as of the date of this report, had drilled an additional six productive wells on the acreage.

ACQUISITIONS OF PRODUCING PROPERTIES

       In addition to drilling new wells, the Company continues to pursue opportunities to purchase existing producing wells from other producers and greater ownership interests in the wells it operates. Generally, outside interests purchased include a majority in the wells and include the right to operate the wells.

Ken-Tex Oil & Gas, Inc. On October 13, 1999 Daugherty Petroleum, Inc. agreed to purchase 50% interest in 24 natural gas wells located in Knox County, Kentucky together with related gathering systems, easements, and operating rights for $425,000 payable in restricted shares of the Company's common stock, valued at $2.2191 per share. In order to facilitate the acquisition, Daugherty Petroleum, Inc. arranged the purchase of the remaining 50% interest by an unrelated party for $425,000 cash plus acquisition and rework costs. The wells have 1.2 BCF of natural gas reserves of which 0.7 BCF is in the proved developed category. As of December 31, 1999 131,051 shares of stock had been released on the acquisition and 330.7 MMCF of the reserves were acquired and booked on the Company's reserves at December 31, 1999 independent reserve study. Additional interests in the wells and reserves associated therewith were acquired on February 24, 2000 and in consideration for the interests 27,348 shares were transferred to Ken-Tex.

Environmental Energy. On November 4, 1999 Daugherty Petroleum, Inc. completed an oil and gas acquisition with Environmental Energy and affiliated limited partnerships of interests in 37 Appalachian Basin oil and gas wells in Kentucky and Tennessee, and four wells in Louisiana. Also included were gathering lines and related facilities located in Scott and Morgan Counties, Tennessee. Daugherty Resources, Inc. issued 1,024,923 shares of preferred stock that is convertible to common stock on a share for share basis within two years plus warrants exercisable at a rate of $1.75 to $4.50 per share. Shareholders approved the acquisition at the June 30, 1999 annual meeting. This acquisition added 256.9 MMCFE to the Company's reserves at December 31, 1999.

PRODUCTION

       The following table shows the Company's net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last three years.

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                            1999                  1998                 1997
                                                            ----                  ----                 ----
Production (1):
     Oil (MBbls)                                              7.458                 7.553                 7.286
     Natural Gas (MMcf)                                     135.890               124.680               137.200
     Equivalent MMcfs (2)                                   180.640               169.990               180.920
Average sales Price:
     Oil (per Bbl)                                         $ 16.100              $ 11.720              $ 17.980
     Average Natural Gas Price (per Mcf)                   $  2.610              $  2.530              $  2.530
Average   production   cost  (lifting   cost)  per         $  0.670              $  0.650              $  0.650
equivalent Mcf (3)

(1) Production as shown in the table is net to the Company and is determined by multiplying the gross production volume of properties in which the Company has an interest by the percentage of the leasehold or other property interest owned by the Company.
(2) A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one barrel of oil) was used to obtain a conversion of the leasehold or other property interest owned by the Company.
(3) Production costs represent oil and gas operating expenses as reflected in the financial statements of the Company.

WELL OPERATIONS

       The Company currently operates approximately 136 natural gas wells in the Appalachian Basin and 45 oil wells in the Illinois Basin. The Company also operates 5 oil wells in the Appalachian Basin. The Company's ownership interest in these wells range from 10% to 100%, and, on average, the Company has an approximate 39% ownership interest in the wells it operates. As of December 31, 1999 these wells produce an aggregate of 2008 Mcfe of natural gas per day, including the Company's share of 790 Mcfe per day.

       The Company is paid a monthly operating charge for each well it operates. The rate is competitive with rates charged by other operators in the area. The charge covers monthly operating and accounting costs, and insurance. Other costs for special non-recurring activities, such as reworks and recompletions are billed to the working interest owners on as those expenses arise.

TRANSPORTATION

       Natural gas wells are connected by underground pipelines to natural gas markets. Over the years, the Company has developed extensive gathering systems in its areas of operations. The Company also continues to construct new gathering lines as necessary to provide for the marketing of natural gas being developed from new areas and to enhance or maintain its existing systems.

DRILLING ACTIVITIES

       The following table summarizes the Company's development drilling activity for the years ended December 31, 1997, 1998 and 1999. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                                   Total                           Productive                         Dry
                                   -----                           ----------                         ---
                        Drilled              Net          Drilled              Net           Drilled         Net
                        -------              ---          -------              ---           -------         ---
1997                       12               3.2400           12               3.2400            0             0
1998                       14               3.5125           14               3.5125            0             0
1999                        5               1.9500            5               1.9500            0             0
                            -               ------            -               ------            -             -
Total                      31               8.7025           31               8.7025            0             0

SUMMARY OF PRODUCTIVE WELLS

       The table below shows the number of the Company's productive gross and net wells at December 31, 1999.

                                                                WELLS
                                                                -----
                                                 GAS                              OIL
                                                 ---                              ---
               Location                 Gross              Net            Gross           Net
               --------                 -----              ---            -----           ---
               Kentucky                  122             49.4650            41          32.0461
               Tennessee                  14              7.0000            10           5.0000
               Louisiana                   2               .3185             2            .1870
                                         ---             -------           ---          -------
               Total                     138             56.7835            53          37.2331

RESERVES

       Net Proved Natural Gas and Oil Reserves. All of the Company's oil and natural gas reserves are located in the United States. The Company's approximate net proved reserves were estimated by Wright & Company, Inc., independent petroleum engineers, ("Wright & Company"), to be 11,606,757 Mcf of natural gas and 66,722 Bbls of oil at December 31, 1999; 10,958,990 Mcf of natural gas and 86,038 Bbls of oil at December 31, 1998; and 9,379,587 Mcf of natural gas and 68,744 Bbls of oil at December 31, 1997. These reserves were prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 1999 to December 31, 1999, is contained within Note 23 of the Notes to the Consolidated Financial Statement.

       Net Developed Natural Gas and Oil Reserves. The Company's approximate net developed reserves were estimated, by Wright & Company to be 3,242,748 Mcf of natural gas and 66,722 Bbls of oil at December 31, 1999; 2,573,031 Mcf of natural gas and 86,038 Bbls of oil at December 31, 1998; and 2,493,809 Mcf of natural gas and 68,744 bbls of oil at December 31, 1997.

       Additional Reserves. Between December 31, 1999 and March 31, 2000 the Company drilled fourteen wells, which will result in an increase in estimated reserves as reported for the period ending December 31, 1999.

       Standardized Measure Of Discounted Future Net Cash Flows And Changes Therein Relating To Proved Natural Gas And Oil Reserves. The standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves, giving effect to future estimated income tax expenses, was estimated by Wright & Company in 1999, 1998 and 1997 to be $5,517,481 million as of December 31, 1999, $5,007,298 million as of December 31, 1998, and $4,847,567 million as of December 31, 1997. These amounts are based on year-end prices at the respective dates. The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

       The data contained in Note 23 of the Notes to the Company's Consolidated Financial Statement should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves, as the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision, and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods and the limitations inherent therein.

       Reserves pledged. Substantially all of the Company's natural gas and oil reserves have been mortgaged or pledged as security for the Company's credit agreements. See Note 9 of Notes to Consolidated Financial Statements.

NATURAL GAS LEASES

       The following table sets forth, as of December 31, 1999, the acres of developed and undeveloped natural gas and oil properties in which the Company had an interest, listed alphabetically by state.

                                  Developed Acreage                       Undeveloped Acreage
                                  -----------------                       -------------------
                               Gross               Net                 Gross                  Net
                               -----               ---                 -----                  ---
  Kentucky                       16,565            13,004              22,187                  18,859
  Louisiana                         120                80                   0                       0
  Tennessee                       2,056             1,614                 500                     393
                         --------------     -------------      --------------          --------------
  Total                          18,741            14,698              22,687                  19,252

TITLE TO NATURAL GAS AND OIL PROPERTIES

       The Company believes that it holds good and indefeasible title to its properties, in accordance with standards generally accepted in the natural gas and oil industry, subject to such exceptions stated in the opinion of counsel employed in the various areas in which the Company conducts its exploration activities, which exceptions, in the Company's judgment, do not detract substantially from the use of such property. As is customary in the natural gas and oil industry, only a perfunctory title examination is conducted at the time the properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, an extensive title examination is conducted and curative work is performed with respect to defects, which the Company deems to be significant. A title examination had been performed with respect to substantially all of the Company's producing properties. No single property owned by the Company represents a material portion of the Company's holdings.

       The properties owned by the Company are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties are also subject to burdens such as liens incident to operating agreements, current taxes, development obligations under natural gas and oil leases, farmout arrangements and other encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with the use of or affect the value of such properties.

GOLD AND SILVER PROPERTIES

         The Unga Island Project is located 579 miles southwest of Anchorage, Alaska, on Unga Island, one of the Shumagin Islands on the easterly island group in the Aleutian Chain. The head of Baralof Bay, the present landing point for the Project, is approximately 10.5 miles by boat from the City of Sand Point harbor and 6 miles by air from the Sand Point airport. Sand Point, located on Popof Island, has a permanent population of about 1,000. Facilities at Sand Point include repair shops, a large grocery-hardware-dry goods store, schools through the 12th grade, and a modern harbor/dock.

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

         The mining properties cover over 381 acres, and are situated on 15 federal patented lode claims and one federal patented mill site claim (the "Apollo-Sitka Claims," which consist of approximately 280 acres) and six State of Alaska mining claims (the "Shumagin Claims," which consist of approximately 101 acres). A three-mile road connects the two claim groups.

         Daugherty Resources, Inc., through its predecessor companies and subsidiaries acquired its interest in the two mining properties pursuant to a Lease/purchase Option Agreement with Azel L. Crandall in 1979. This Agreement was converted to a Sales Contract in 1986, whereby the Company agreed to purchase the mining properties from Mr. Crandall for $854,818, with $50,000 to be paid in 1987, and $24,000 to be paid in years 1988, 1989, and 1990. On May 1, 1990, Alaska Apollo further agreed to pay Mr. Crandall $2,000 per month until the aggregate amounts received by Mr. Crandall, including any royalty payments, equal the amount of the purchase price. No interest is due under the Agreement. The amount owed Mr. Crandall under this Agreement on December 31, 1999, was $510,818. Alaska Apollo also agreed to pay Mr. Crandall a four percent net smelter revenue royalty, which would be credited against any balance remaining under the Purchase Contract.

         The six State of Alaska mining claims begin at the west end of Baralof Bay. The State owns the five patented Federal Claims that underlay these State mining claims.

         The State Claims were subject to annual rental payments of $40 per claim through 1998. This amount increased to $130 per claim in 1999. In addition to the annual rental payments, annual assessment work of $100 per claim for the Shumagin Claims must be performed and recorded annually. If more than the required $100 worth of work for each location is performed in any one year, the excess value may be carried forward and applied against labor requirements for up to four years. A $100 per claim cash payment may be made in lieu of annual assessment work. The Shumagin Claims are subject to a royalty payable to the State of Alaska of three percent of net income realized by the Company. The annual claim rental payment for a given year is credited against the production royalty due in that year.

         The Aleutians East Borough (the "AEB") made application to the State of Alaska for surface rights on the Company's Shumagin Claims under the State Municipal Entitlements Act of 1989. The stated purpose of the AEB's selection was to obtain a land base that could support economic development. The Company was notified of this selection and the state's proposed conveyance of the surface land on December 1, 1994. The Company filed comments with the State of Alaska. The Company simultaneously notified the Alaska Department of Natural Resources, Division of Mining, of its intention to file an application to convert the Shumagin Claims to a State Upland Mining Lease. The latter application was subsequently submitted.

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

         Beginning in 1994, and continuing through 1996, the Company expanded its activities relating to the gold and silver properties from those of simple maintenance of the physical property to preparing for its future development. In 1996, an update of the engineering data was completed by Edward O. Strandberg, Jr., P.E., Mining Engineer, to address reserve estimates as well as to review operational considerations and issues.

         During the past several years, the U.S. Securities and Exchange Commission, along with other regulators and professional mining organizations, developed more stringent guidelines for disclosing Reserves to investors. Additionally, a review of past calculations was warranted in light of lower gold prices. Consequently, the Company retained Steffen Robertson and Kirsten (U.S.) Inc. ("SRK Consulting") an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices. In addition, the Company retained Balfour Holdings, Inc., an independent financial advisor, to assist it in determining the value of the property.

         In conjunction with the efforts of SRK Consulting and Balfour Holdings, Inc., the Company has concluded that the global amounts of gold and silver disclosed previously for the Company's Alaskan properties were correct, but has reclassified them as Mineral Inventories rather than Reserves. As a result of the reclassification of the gold and silver properties being reclassified as Mineral Inventories, the project has been reclassified as being in the Exploration Stage.

THE MINING CLAIMS

         The Apollo-Sitka and Shumagin structures are epithermal gold-silver veins hosted within a major fault and breccia structure within propyllitic to argillic-altered Tertiary-age andesites and basalt crystal-lithic tuffs and flows with local areas of dacite and latite tuffs, flows and breccias. The veins range from three to sixty feet wide. Localized areas carry disseminated pyrite, fine-grained galena, honey sphalerite and minor chalcopyrite.

         The Apollo-Sitka Claims and Mill site. Development of the Apollo-Sitka Claims started in 1887 with the discovery of gold by G.C. King. The Claims were in production from 1891 through 1904, principally by Apollo Consolidated Mining Company. During this period, 500,000 tons of ore were extracted with a recovery of approximately 145,138 equivalent ounces of gold (0.29 ounces of equivalent gold per ton). Approximately 17,000 feet of underground working were driven during the mining of and search for oxide gold ore. A 60 stamp mill, located on the property, recovered approximately 75 to 80 percent of the gold contained in the oxide ore. Low recoveries of the lead, zinc, and copper sulfides contained in the ore were made. Mining operations were shut down in 1904 after the free-milling oxide reserve was depleted and exploratory work discovered only precious metal-bearing copper-lead-zinc sulfide ores, which were uneconomical to process with mill technology available at the time. The development of the flotation mineral recovery process and improvements in that process over the years may possibly have rendered the current Apollo-Sitka reserves and indicated resources economical at current metal prices, although the Company has made no efforts to determine the viability of the Apollo-Sitka Claims.

         Daugherty Resources, Inc, through its predecessor companies and subsidiaries, obtained a lease on the project in October 1979 and has conducted multiple exploration programs on the property, both individually and with joint venture partners. The program in 1983 led to the discovery of the Shumagin deposit. These programs have cumulatively drilled in excess of 100 holes, dewatered and explored parts of the historic workings as well as completed geologic, geophysical and geochemical surveys. A camp and access roads were also constructed during this period.

         The Apollo-Sitka Claims continue to offer attractive precious/base metal exploration targets. Future exploration would be conducted with a phased program involving surface and underground diamond drilling, further rehabilitation and equipping of the existing shafts, and level rehabilitation and geologic sampling and mapping. The existing mine workings, including those rehabilitated by the Company over 1980-1982, will be valuable during future underground exploration and development work on the Apollo-Sitka Claims. The property is currently on standby pending increases in gold prices.

         Apollo-Sitka Property. There are no defined reserves at the Apollo-Sitka property and no assurance that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

         SRK Consulting commented that the prior estimate for the Apollo-Sitka deposit was based solely on a report written by Frank Brown in 1935. "In the opinion of SRK there is no reliance in this report upon data which could be deemed sufficient or acceptable for modern Reserves, nor for reporting to the SEC." They also concluded, "that the Apollo-Sitka mineralization represents a high-quality target for modern exploration. Should the Shumagin project progress to development, the economics of locating additional mill-feed from a deposit close by, such as this, would be highly attractive."

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

         There are no defined reserves at the Shumagin and no assurance that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

         SRK Consulting prepared a Mineral Inventory estimate, based on 17,963 feet of diamond drilling, 1,017 feet of percussion drilling, 1,827 feet of trenching, 286 feet of crosscuts, and 641 feet of drift sampling. Surface mapping and geological logs were reviewed and interpreted. The Mineral Inventory appears to be contained in six ore shoots ranging over 1,334 feet vertically and 1,782 feet horizontally. Strong structural control of the ore deposit is evident. The deposit is open in all quadrants and at depth.

         SRK Consulting concluded that the prior estimate by Strandberg (1995) is "globally reasonable, and may be conservative in tonnage." They continued "By definitions outlined in SEC Guideline 7, the estimate of Strandberg (1995) cannot be classified in any part, nor in its entirety, as a Reserve, either Proven or Probable." SRK Consulting recategorized Strandberg's Reserves as a Mineral Inventory of 280,000 tons grading 0.80 ounces gold per ton and 3.7 ounces of silver per ton. They also noted, "that the mineralization is open along strike and at depth. In 1990, Battle Mountain Gold Company drilled a deep diamond hole and intersected, at 711 feet below sea level, 18 feet (down hole) of mineralized vein with an assayed grade of 0.47 ounces per ton gold. Based on this reported intersection and other available data, SRK Consulting concluded that the exploration potential of the Shumagin structure is very good."

         Additional exploration work is necessary in order to convert the Mineral Inventory into mineable reserves in the Proven and Probable categories. It is anticipated that this work will include surface exploration, diamond drilling, shaft sinking and exploration drifting, crosscutting, raising, and diamond drilling from underground drill stations. A decision to place the ore deposit in production is contingent upon favorable completion of further exploration and preliminary and final feasibility studies.

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

         Certain Factors Affecting Mineral Inventory. The Company's Unga Island activities on the Apollo-Sitka and Shumagin Claims are at the exploration stage. The Mineral Inventories are estimates based on surface and underground sampling, drilling, and geologic inference. Complete assurance cannot be given that all of the reserves and indicated resources are recoverable. Metal price fluctuations, variations in production costs and mine/mill recoveries, environmental considerations, the results of exploration work and geologic interpretation, and other factors may require restatement of the reserves and indicated resources. Neither the Mineral Inventories nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations. The Company has conducted no additional exploration work on the properties since 1996 because of the low price of gold. Since 1979, the Company has spent in excess of $11,200,000 on land acquisition, exploration, engineering and conceptual studies, and buildings, equipment and machinery. In March 2000, the Company retained SRK Consulting an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices and Balfour Holdings, Inc. to conduct an appraisal of the gold and silver properties. SRK Consulting in its April 4, 2000 report entitled "Unga Island Project Resource and Reserve Review" concluded that the Company's gold and silver properties cannot be classified as a Reserve, either Proven or Probable and should be reclassified as Mineral Inventory. In its April 2, 2000 report "Valuation of the Unga Island Gold-Silver Project, Alaska", Balfour Holdings determined that the gold and silver properties have a Fair Market Value of $4,450,000 using the Market and Cost appraisal approaches. The difference in total past expenditures and current Fair Market Value is attributed to the Company's reclassification of the gold and silver properties to a Mineral Inventory, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., the Company has recorded impairment to the value of the gold and silver properties reducing its value to appraised value of $4,450,000.

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

         The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce in United States dollars on the London Bullion Market as of December 31 in each of the years indicated below:

                      1999        1998        1997        1996        1995       1994
                      ----        ----        ----        ----        ----       ----
High                  $312        $311        $361        $415        $396       $396
Low                   $256        $273        $283        $368        $372       $371
Average:              $279        $294        $322        $391        $384       $384

         Factors in Bringing a Mineral Project into Production. The Company's decisions as to whether the mining properties contain mineable ore deposits and whether any property should be placed in production will depend on the results of phased exploration programs and feasibility studies, the recommendations of management and technical support, and the willingness and capability of the Company's co-venturers or other participants to proceed. This decision will involve consideration and evaluation of several significant factors, including, but not limited to:

         - Costs of bringing a property into production, including exploration, preparation of feasibility studies, development work, and the construction of exploration, development, and production mine/mill facilities;

         -        Availability and costs of financing;

         -        Production costs;

         -        Metal market prices;

         - Compliance requirements for environmental and mine safety and health regulations; and

         -        Political climate and governmental regulations.

         Exploration and development of the properties may be expensive and take a number of years. There is no assurance that the Company, its co-venturers, or other participants will have the necessary funds for any of these activities.

         Competition. The mining industry is intensely competitive. The Company competes with numerous individuals and companies, including major mining companies that have greater technical and financial resources than the Company. The level of competition for desirable mining leases, suitable prospects for drilling operations, and for project funds is high.

         Permitting. Various permits are required from governmental bodies for exploration, development, and mining operations to be conducted. No assurance can be given that such permits will be received, or that environmental standards imposed by federal, state, or local authorities will not be changed with material adverse effects on the Company's activities. Compliance with such laws may cause delays and require additional capital. The Company may be subject to environmental damage liability that it may elect not to insure against due to prohibitive premium costs and other reasons. The Company continues to respect and make every effort to preserve the environment and terrain of Unga Island. The Company is in material compliance with all federal, state and local laws relating to current activities.

         Glossary of Technical Terms Relating to Geology, Mining and Related Matters. The following terms used in the preceding discussion mean:

ANDESITE                            Light-colored volcanic rock

CHALCOPYRITE                        A sulphide mineral of copper and iron, a
                                    common ore of copper.

DEVELOPMENT STAGE                   Properties where the operators are engaged
                                    in the preparation of an established
                                    commercially mineable deposit (reserves) for its extraction which are not in the Production Stage.

DRIFT A horizontal underground tunnel driven alongside or through an ore deposit, from either an adit or shaft, to gain access to the deposit.

EPITHERMAL                          A shallow-forming process that forms mineral
                                    deposits by depositing minerals from hot solutions.

EXPLORATION STATE                   Properties, which are neither at the
                                    Development or Production stage.

FAULT OR FAULT ZONE                 A fracture in a rock where there has been
                                    displacement of the two sides.

FEASIBILITY STUDY                   A study to determine the viability of
                                    placing a mining property into commercial production at an acceptable rate of return.
                                    This study shall normally include, inter alia, a review of geology, ore reserves, metallurgy, environmental considerations, mining methods, mine capital and operating cost estimates, process flow sheets, process plant capital and specifications and requirements, surface utility requirements, transportation requirements, rate-of-return calculations, general personnel requirements and appropriate sensitivity analysis incorporating price and costs sensitivities.

FLOTATION                           A milling process by which some mineral
                                    particles are induced to become attached to bubbles of froth and float, and others to sink so that the valuable minerals are concentrated and separated from the worthless material.

GALENA                              A sulphide mineral of lead and iron, a
                                    common ore of lead.

GRADE                               The percentage of ore content in rock.

MILL A plant where ore is ground fine and undergoes physical or chemical treatment to extract or upgrade the valuable metals.

MINERAL INVENTORY OR MINERAL DEPOSIT
                                    Gold-bearing material that has been
                                    physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development.

                                    Under United States Securities and Exchange
                                    Commission standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and nonce costs for the mine and related facilities.

ORE A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit, or from which some parts may be profitably separated.

OXIDE ORE                           Ore subjected to weathering and oxidation of
                                    primary minerals.

PRE-FEASIBILITY STUDY               A preliminary evaluation of the feasibility
                                    of placing a prospective ore body or deposit of minerals into production, including, but not limited to, preliminary assessments of tonnages, grades and amenability to processing of identifies mineral materials herein and including a preliminary estimate of capital and operating costs.

PROBABLE (INDICATED RESERVES)
                                    Reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven (Measured) Reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

PRODUCTION STAGE                    Mining properties that have advanced to the
                                    point where the operators are actively
                                    exploiting the mineral deposits (Reserves).

PROVEN (MEASURED) RESERVES
                                    Proven (Measured) Reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

RECOVERY RATE                       The percentage of metal recovered from ore.

RESERVES That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

SHAFT A vertical or steeply inclined opening providing access to a mine for equipment, personnel and supplies and to hoist out ore and waste. It can also be used for ventilation and as an auxiliary exit from the mine.

SPHALERITE                          A sulphide mineral of zinc and iron, a
                                    common ore of zinc.

STOPE An underground opening in a mine from which ore has been or is being extracted.

SULFIDES Compounds of sulphur with other metallic elements.

TUFFS Volcanic rock formed by consolidation of volcanic ash.

VEINS A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

OFFICE FACILITIES

         The Company leases an office in Lexington, Kentucky, which serves as the Company's leading headquarters. The Company also maintains a field operating office in Madisonville, Kentucky. The Company believes its facilities are sufficient for its current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

       From time to time the Company is a party to various legal proceedings in the ordinary course of business. The Company is not currently a party to any litigation that it believes would materially affect the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

       The Company's Common Stock trades on the Nasdaq Small Cap Market in the United States under the symbol NGAS. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of March 31, 2000, the Company was authorized to issue 100,000,000 shares of the Common Stock, of which there were issued and outstanding 2,520,628 shares. No dividends were declared or paid during 1999.

QUARTER ENDED      12/31/99    09/30/99   06/30/99   03/31/99   12/31/98   09/30/98    06/30/98   03/31/98 (1)
Low Bid Price        $1.250     2.313      2.563      1.109      .3133      .625        1.375      1.250
High Bid Price       $1.375     2.563      3.188      1.313      .5000      .750        1.625      1.565


(1) The Low and High Bid Prices for the quarter ending March 31, 1998, have been adjusted to reflect the impact of the one for five consolidation of the Common Stock, which was effective June 29, 1998.

       As of March 31, 2000, the high and low bids with respect to the price of the Common Stock were $1.656 and $1.594, respectively. The Nasdaq Small Cap Market quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

       As of December 31, 1999, there were 2,711 holders of record of the Common Stock, of whom 2,632 were United States shareholders holding a total of 2,202,392 shares representing approximately 97 percent of the issued and outstanding shares of the Common Stock.

FOREIGN LAWS AFFECTING THE COMMON STOCK

       Exchange Controls and Other Limitations. There are no governmental laws, decrees or regulations in Canada relating to restrictions on the import/export of capital or affecting the remittance of interest, dividends or other payments to non-resident holders of the shares of Common Stock. Any such remittances to United States residents, however, are subject to a 15 percent withholding tax pursuant to Article X of the reciprocal tax treaty between Canada and the United States. (See below).

       Except as provided in the Investment Canada Act, there are no limitations under the laws of Canada, the Province of British Columbia or in the charter or any of the constituent documents of the Company on the right of foreigners to hold and/or vote shares of the Common Stock.

       The Investment Canada Act essentially requires a non-Canadian making an investment to acquire control of a Canadian business, the investment in which exceeds $150,000,000 to file an application for review with Investment Canada, the Canadian federal agency created by the Investment Canada Act. Where the acquisition of control is indirect and made by a non-Canadian (other than an American, as defined) (for example by the purchase of shares in a controlling parent corporation which has a Canadian business subsidiary) the threshold is $500 million. For Americans, there is no review of such indirect acquisitions. The proposed investment, if above the threshold, may not proceed unless the Investment Canada agency and its responsible minister are satisfied that the investment will be of benefit to Canada.

       A Canadian business is defined in the Investment Canada Act as a business carried on in Canada that has a place of business in Canada, and individual or individuals in Canada who are employed or self-employed in connection with the business, and assets in Canada used in carrying on the business. An American, as defined in the Investment Canada Act, includes an individual who is a United States citizen or a lawful permanent resident of the United States, a governmental agency of the United States, and American-controlled entity, corporation or limited partnership, and a corporation, limited partnership or trust of which two-thirds of its directors, general partners or trustees, as the case may be, are Americans.

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

       Taxation. Generally, dividends paid by Canadian corporations to non-resident shareholders are subject to a withholding tax of 25 percent of the gross amount of such dividends. However, Article X of the reciprocal tax treaty between Canada and the United States reduces to 15 percent the withholding tax on the gross amount of dividends paid to residents of the United States. A further 5 percent reduction in the withholding rate on the gross amount of dividends is applicable when a United States corporation owns at least 10 percent of the voting stock of the Canadian corporation paying the dividends.

       A non-resident of Canada who holds shares of the Common Stock of the Company as capital property will not be subject to tax on capital gains realized on the disposition of such shares unless such shares are "taxable Canadian property" within the meaning of the Canadian Income Tax Act and no relief is afforded under any applicable tax treaty. The shares of the Common Stock would be "taxable Canadian property" of a non-resident if at any time during the five year period immediately preceding a disposition by the non-resident of such shares not less than 25 percent of the issued shares of any class of the Company belonged to the non-resident, the person with whom the non-resident did not deal at arms length, or to the non-resident and any person with whom the non-resident did not deal at arm's length.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the Company's financial condition and results of operations. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts, may be forward-looking statements. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the

Company to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Company will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

         Daugherty Resources, Inc., formerly Alaska Apollo Resources Inc., (the "Company" or the "Registrant") is a diversified natural resources company with assets in oil and gas, and gold and silver properties prospects. Originally formed in 1979 to develop gold properties, the Company in the fourth quarter of 1993, acquired its wholly-owned subsidiary, Daugherty Petroleum, Inc. The purchase of Daugherty Petroleum, Inc. has given the Company a diversified revenue and asset base that is primarily located in Appalachia.

Fiscal 1999 - 1998

         For the year ending December 31, 1999, the Company's gross revenues decreased $4,527,196 to $1,416,725 from $5,943,921 for the same period in 1998.
The majority of the decrease was attributable to the Company's divestiture of Red River Hardwoods, Inc. The Company experienced a net loss from continuous operations of $7,892,135 for 1999 compared to net loss of $1,568,348 for 1998. During 1999, the Company recognized impairment to its gold mining properties, which accounted for $6,782,229 of the $7,892,135 loss from continuous operations. The Company experienced a net gain from discounted operations at Red River of $671,215 for the year ending December 31, 1999.

         The Company's gross revenues were derived from drilling contract revenues of $878,714 (62%) and from natural gas and oil operations and production revenues of $538,011 (38%).

         The decrease in gross revenues of $4,527,196 was primarily attributable to the divestiture of Red River during the period. Contract revenues from drilling activities decreased by $1,001,266 from $1,879,980 for the year ending December 31, 1998 to $878,714 for the year ending December 31, 1999.

         During 1999, total direct costs decreased by $4,421,760 to $779,580 compared to $5,201,340 in 1998. These direct costs included drilling and related costs for five natural gas wells.

         For year ending December 31, 1999, the Company drilled five natural gas wells, completed eight natural gas wells and extended its gathering system by 9,500 feet. In the first quarter of 2000, the Company drilled fourteen wells, completed seven wells and added an additional 5,000 feet of gathering system.

         On June 30 1999, the following were approved:

         - A Special Resolution that changed the Company's authorization capital from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share.
         - An Altered Memorandum changed the authorized capital of the Company to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value.
         - A Special Resolution that altered Article 23.1(b) of the Company Articles by substituting a new Article 23.1(b) that sets forth the conditions and terms upon which the preferred shares can be converted to common stock.

         Copies of these documents were filed as an exhibit to Form 8-K, for the Company for reporting an event on October 25, 1999 (File No. 0-12185).

         The authorization for the issuance of preferred stock by the Company allowed the acquisition in October 1999 of 41 wells in Kentucky, Louisiana and Tennessee. Also, in October 1999, the Company acquired 24 natural gas wells in Knox County, Kentucky. The Company now operates a total of 186 wells located in Kentucky. (See "Liquidity" and "About the Company")

         The Company believes there are several factors that will increase revenues in the year 2000. First, the divestiture of Red River Hardwoods, Inc. should eliminate substantial debt thereby significantly increasing cash flow. Second, the Company will receive additional revenues from the oil and gas properties it acquired during the last quarter of 1999. Third, the expansion of its natural gas gathering system completed in 1999 and additional expansion planned in 2000 will dramatically increase Daugherty Petroleum's ability to transport natural gas.

Fiscal 1998 - 1997

         Since acquiring Daugherty Petroleum, Inc., the Company has increased its reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells through joint venture and turnkey drilling programs, where Daugherty Petroleum, Inc. is the primary decision maker. The Company continued to aggressively seek acquisitions and drilling programs.

         At the Annual General Meeting held on June 22, 1998, shareholders approved special resolutions, effective June 29, 1998, including one that changed the Company's name from Alaska Apollo Resources Inc. to Daugherty Resources, Inc., a name that management believes more closely represents the Company's current revenue generating activities. Further, special resolutions were approved that increased the Company's capital structure as follows:

         - The Company's authorized common shares were increased from 20,000,000 common shares without par value, of which 10,141,331 are issued, to 50,000,000 common shares without par value, of which 10,141,331 will be issued;

         - The Memorandum of the Company was altered so that the authorized capital was increased by creating 6,000,000 preferred shares without par value;

         - Special rights and restrictions were attached to the common shares and preferred shares; and

         - The 50,000,000 common shares and 6,000,000 preferred shares were consolidated by a one for five reverse stock split, resulting in the authorized capital of the Company being 11,200,000 shares, divided into 10,000,000 common shares without par value, with

                  2,028,266 common shares issued and outstanding and 1,200,000 preferred shares without par value.

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

LIQUIDITY

         The Company continues to acquire natural gas and oil properties. Daugherty Petroleum, Inc. has provided the Company with a diversified asset base that includes natural resources other than its original gold and silver mining properties. During 1999, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position the Company for future acquisitions and financing.

         Working capital as of December 31, 1999, was a negative $2,816,687 compared to December 31, 1998, when working capital was negative $3,605,450.

         During 1999, and compared to the same period in 1998, the changes in the composition of the Company's current assets were: cash balances increased $1,721,338 from $528,666 to $2,250,004; accounts receivable balances decreased $193,628 from $411,496 to $217,868. Other current assets such as prepaids, inventory, and notes receivable decreased $463,826 from $490,929 to $27,103, primarily due to the sale of Red River. Overall, current assets increased by $1,063,884 to $2,494,975.

         Current liabilities as of December 31, 1999 were $5,311,662 compared to $5,036,541 as of December 31, 1998. During 1999, and compared to the same period in 1998, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $667,593 from $2,101,479 to $1,433,886, customer drilling deposits increased $1,613,954 from $922,510 to $2,536,464, accounts payable and accrued liabilities decreased $671,240 from $2,012,552 to $1,341,312.

         While management believes that its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, it has continued to refine its long-range strategy in 2000 to meet the Company's financial obligations. This strategy involves:

         - ACQUISITION OF REVENUE-PRODUCING PROPERTIES: In 1999 Daugherty Petroleum, Inc. acquired interests in a total of 65 wells in its area of interest, along with pipeline facilities and equipment. Management believes that the addition of these properties will favorably impact the Company's cash flow. The Company is also continually reviewing existing properties in its area of interest that are for sale.

         - DRILLING ACTIVITY: For 1999 the Company drilled five natural gas wells. In the first quarter of 2000, the Company drilled 14 wells. Factors for the increase included higher oil and gas prices, and partnership activity that was delayed until late in the fourth quarter of 1999 as discussed below.

         - INCREASE IN PARTNERSHIP ACTIVITY: Because of lower energy prices the Company's partnership efforts were hampered in the three quarters of 1999. However, higher oil and gas prices have sparked interest in natural gas drilling. During the fourth quarter Daugherty Petroleum, Inc. finalized three partnership agreements covering 13 wells to be drilled by the end of the first quarter of 2000. An subsequent agreement to drill one additional well was reached in March 2000. Management believes that the successful completion of these wells will spur additional activity.

         - INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: In 1998 the Company expanded its natural gas pipeline by 27,500 feet. In 1999 the Company expanded its natural gas pipeline by 9,500 feet. As of March 31, 2000 the Company had expanded its gathering system by 5,000 feet and intends to expand an additional 20,000 feet in the second quarter of 2000. These extensions will allow for substantially more natural gas to be transported to market from the wells the Company has drilled.

         - SALE OF RED RIVER HARDWOODS, INC.: On December 1, 1999, Daugherty Petroleum, Inc. closed the sale of Red River Hardwoods, Inc., thereby divesting all of its interest in Red River. The divestiture of Red River dramatically affects the Company's financial statement by reducing outstanding debt by approximately $3.7 million and eliminating the operating losses generated by Red River.

         - MONETIZE ALASKAN GOLD ASSETS: The Company retained Steffen Robertson Kirsten (U. S.) Inc., an independent engineering firm specializing in mineral properties, to review its gold and silver properties and issue a report. In addition, the Company retained Balfour Holding, Inc., an independent consulting firm, to appraise the properties. With this new information in hand, the Company is prepared to seek a joint venture partner to provide funds for additional exploration on the prospects or to sell them.

         Over the years, the Company has held negotiations with several financial institutions and potential investors with the intent of securing financing necessary to provide credit facilities for the Company to support existing and future capital requirements. In December 1996, Daugherty Petroleum, Inc. signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50 percent of the drilling and completion costs of four natural gas wells. The balance of this loan was paid off on September 1, 1998, when Daugherty Petroleum, Inc. secured a line of credit from Compass Bank, Houston, which as of December 31, 1999, had a balance due of $972,177. It is expected that, in addition to this credit facility, Daugherty Petroleum, Inc. will secure additional loans to develop its existing natural gas leasehold interests. The company will realize increased natural gas revenue as gathering facilities are expanded to allow sales from recently drilled wells that have not been connected to the gas gathering system.

YEAR 2000 ISSUE

         The Company experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000. The Company expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 7 appears on pages I through XXVIII of this Report, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the directors and executive officers of the Company, together with their ages as of the date of this Report. Each director is elected for a one-year term and serves until his successor is elected and qualified.


          NAME                        AGE              POSITION                           DIRECTOR SINCE
          ----                        ---              --------                           --------------
William S. Daugherty                   45      Chairman of the Board,                     September 1993
                                               President and Chief Executive
                                               Officer
James K. Klyman                        45      Director                                      May 1992
Charles L. Cotterell                   75      Director                                     June 1994
D. Michael Wallen                      45      Vice President and Secretary                    N/A

         A description of the business experience during the past several years for each of the directors and executive officers of the Company and certain significant employees of the Company is set forth below.

         William S. Daugherty, age 45, has served as Director, President and Chief Operating Officer of the Company since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum, Inc. since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of the Company. Mr. Daugherty is past president of the Kentucky Oil and Gas Association, the Kentucky Independent Petroleum Producers Association, and also serves as the Governor's Official

Representative to the Interstate Oil and Gas Compact Commission. Mr. Daugherty holds a B. S. Degree from Berea College, Berea, Kentucky.

         James K. Klyman, age 45, has been a director since May 1992. For the past seven years Mr. Klyman has been a computer software designer and programmer specializing in applied information technology.

         Charles L. Cotterell, age 75, has been a director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky. He is a Vice President of Konal Engineering Co., Ltd., is a past director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

         D. Michael Wallen, age 45, joined Daugherty Petroleum, Inc. in March 1995, as Vice President of Engineering and was elected a Vice President of the Company in March 1997. Prior to joining the Company, Mr. Wallen served as the Director of the Kentucky Division of Oil and Gas for six years. Prior to serving as Director of the Kentucky Division of Oil and Gas, he worked as well drilling and completion specialist and as a gas production engineer in the Appalachian Basin for various operating companies. Mr. Wallen holds a B. S. Degree from Morehead State University, Morehead, Kentucky.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Directors, officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any forms required by 16(a) from Environmental Energy, Inc., Environmental Energy Partners I, Ltd., Environmental Energy Partners II, Ltd., Environmental Holding Company, LLC and Environmental Operating Partners, Ltd. which previously became beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 1999, 1998 and 1997 for services in all capacities rendered to the Company by William
S. Daugherty, the Chief Executive Officer of the Company. There was no other person serving as an executive officer of the Company at December 31, 1999, whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                     Long-Term Compensation
Name and Principal Position                    Year               Salary              Bonus ($)            Options #
---------------------------                    ----               ------              ---------            ---------
William S. Daugherty                           1999              $ 75,000            $ 12,500 (1)                0
Chairman and President                         1998              $ 75,000            $ 12,500 (2)                0
                                               1997              $ 75,000            $ 12,500 (3)          400,000 (4)

-----------------
(1) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(2) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(3) The bonus was in the form of 25,000 shares of the Common Stock valued at $0.50(U.S.) per share. The shares represent bonuses approved by the Board of Directors on June 25, 1997. The shares were issued June 27, 1997.
(4) These options were approved on March 7, 1997, by the Board of Directors pursuant to the Alaska Apollo Resources Inc. 1997 Stock Option Plan, are exercisable at $1.546875 (U.S.) per share after giving effect to the one for five consolidation of Common Shares that was effective June 29, 1998. The options vest over a five-year period with 71,111 vesting during 1997 through 2001 and 44,445 vesting in 2002. The options expire on March 6, 2002. Vesting is subject to Mr. Daugherty's continued employment.

         While the officers of the Company receive benefits in the form of certain perquisites, the individual identified in the foregoing table has not received perquisites which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

STOCK OPTIONS

         No stock options were granted to officers by the Company during 1999. The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by William S. Daugherty as of December 31, 1999.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                 NAME                             NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED IN-THE-MONEY
                 ----                         OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
                                              ------------------------------              ------------------------------
                                                EXERCISABLE/UNEXERCISABLE                    EXERCISABLE/UNEXERCISABLE
                                                -------------------------                    -------------------------
         William S. Daugherty                        404,444/115,556                                     0


---------------------
(1) The closing market price for the shares of Common Stock at December 31, 1999, was $1.375. None of the options granted to Mr. Daugherty were in the money as of the end of the fiscal year 1999.

         The following is a summary of options that have been granted by the Company to William S. Daugherty during the course of his employment. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock, which was effective June 29, 1998.

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

COMPENSATION OF DIRECTORS

         The Company compensates its non-employee directors for their services to the Company in the form of shares of the Common Stock registered pursuant to Form S-8 promulgated by the Commission. The Company also reimburses its directors for expenses incurred in attending board meetings. The Company paid the non-employee directors the following amounts during fiscal year 1999:
Charles L. Cotterell and James Klyman (formerly Klyman-Mowczan) each received 2,000 shares of the Common Stock valued at $1.00 (U.S.) per share.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                 NAME                             NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED IN-THE-MONEY
                 ----                         OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
                                              ------------------------------              ------------------------------
                                                EXERCISABLE/UNEXERCISABLE                    EXERCISABLE/UNEXERCISABLE
                                                -------------------------                    -------------------------
            James K. Klyman                              6,000/0                                         0
         Charles L. Cotterell                            6,000/0                                         0

 (1) The market price for the shares of the Common Stock at December 31, 1999, was below the option price for each share of the Common Stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

              TITLE OF CLASS                         BENEFICIAL OWNER                      SHARES OWNED        PERCENT OF
              --------------                         ----------------                      ------------        ----------
                                                                                           BENEFICIALLY          CLASS
                                                                                           ------------          -----
               Common Stock                  William S. Daugherty                            718,244(1)           24.4
                                             121 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Trio Growth Trust                               400,000(2)           13.7
                                             18 York Valley Crescent
                                             Willowdale, Ontario M2P 1A7

                                             Grace Church Securities Ltd.                    160,600               6.4
                                             21 Abbotsbury House, Abbotsbury Road
                                             London W14 8EN, England

                                             Alaska Investments Limited                      202,669               8.0
                                             5 Old Street
                                             Ospery House
                                             St. Helier,  Jersey,  Channel Islands,
                                             U.K.

                                             Exergon Capital S.A.                            200,000(3)            7.6
                                             Dufourstrasse 101
                                             Zurich 8008, Switzerland

                                             Jayhead Investments                             218,880(4)            8.4
                                             18 York Valley Crescent
                                             Willowdale, Ontario H2P 1A7
                                             Canada

                                             D. Michael Wallen                                85,600(5)            3.3
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Charles L. Cotterell                             21,540(6)             .9
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             James K. Klyman                                   6,000(7)            .23
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Environmental Energy, Inc.                    1,560,000(8)           38.6
                                             8001 Irvine Center Drive
                                             Suite 1040
                                             Irvine, California 92618

              TITLE OF CLASS                            BENEFICIAL OWNER              SHARES OWNED          PERCENT OF
              --------------                            ----------------              ------------          ----------
                                                                                      BENEFICIALLY             CLASS
                                                                                      ------------             -----

                                             Environmental Energy Partners I, Ltd.       407,487 (9)           13.9
                                             c/o Environmental Energy, Inc.
                                             8001 Irvine Center Drive
                                             Suite 1040
                                             Irvine, California 92618

                                             Environmental Energy Partners II, Ltd.     588,793 (10)           18.9
                                             c/o Environmental Energy, Inc.
                                             8001 Irvine Center Drive
                                             Suite 1040
                                             Irvine, California 92618

                                             Environmental Holding Company, LLC         434,381 (11)           14.7
                                             c/o Environmental Energy, Inc.
                                             8001 Irvine Center Drive
                                             Suite 1040
                                             Irvine, California 92618

                                             Environmental Processing Partners Ltd.     190,638 (12)            7.0
                                             c/o Environmental Energy, Inc.
                                             8001 Irvine Center Drive
                                             Suite 1040
                                             Irvine, California 92618

                                             Environmental Operating Partners, Ltd.     770,725 (13)           23.4
                                             c/o Environmental Energy, Inc.
                                             8001 Irvine Center Drive
                                             Suite 1040
                                             Irvine, California 92618

                                             Directors and executive  officers as a     833,384 (14)           27.7
                                             group (4 persons)

-------------
* REPRESENTS OWNERSHIP OF LESS THAN ONE PERCENT.

(1) INCLUDES 290,000 SHARES OF THE COMMON STOCK, WARRANTS TO PURCHASE 23,800 SHARES OF THE COMMON STOCK AND OPTIONS TO ACQUIRE 404,444 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(2) CONSISTS OF WARRANTS TO PURCHASE 400,000 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(3) INCLUDES 100,000 SHARES OF THE COMMON STOCK AND WARRANTS TO PURCHASE 100,000 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(4) INCLUDES 50,000 SHARES OF COMMON STOCK AND 68,880 SHARES OF COMMON STOCK OWNED THROUGH JAYHEAD'S INTEREST IN ALASKA INVESTMENTS LIMITED AND WARRANTS TO 100,000 SHARES OF COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(5) INCLUDES 35,600 SHARES OF COMMON STOCK AND OPTIONS TO PURCHASE 50,000 SHARES OF COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(6) INCLUDES 15,540 SHARES OF THE COMMON STOCK AND OPTIONS TO PURCHASE 6,000 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(7) CONSISTS OF OPTIONS TO PURCHASE 6,000 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(8) INCLUDES 40,000 SHARES OF THE COMMON STOCK AND OPTIONS TO PURCHASE 1,520,000 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(9) CONSISTS OF 174,638 SHARES OF PREFERRED STOCK WHICH MAY BE CONVERTED TO COMMON SHARES ON A ONE FOR ONE BASIS AND WARRANTS TO PURCHASE 232,849 SHARES OF COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(10) CONSISTS OF 252,109 SHARES OF PREFERRED STOCK WHICH MAY BE CONVERTED TO COMMON SHARES ON A ONE FOR ONE BASIS AND WARRANTS TO PURCHASE 336,684 SHARES OF COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(11) CONSISTS OF 186,164 SHARES OF PREFERRED STOCK WHICH MAY BE CONVERTED TO COMMON SHARES ON A ONE FOR ONE BASIS AND WARRANTS TO PURCHASE 248,217 SHARES OF COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(12) CONSISTS OF 81,702 SHARES OF PREFERRED STOCK WHICH MAY BE CONVERTED TO COMMON SHARES ON A ONE FOR ONE BASIS AND WARRANTS TO PURCHASE 108,936 SHARES OF COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.
(13) CONSISTS OF 330,310 SHARES OF PREFERRED STOCK THAT MAY BE CONVERTED TO COMMON SHARES ON A ONE FOR ONE BASIS AND WARRANTS TO PURCHASE 440,415 SHARES OF COMMON STOCK THAT ARE CURRENTLY EXERCISABLE.
(14) INCLUDES 343,140 SHARES OF THE COMMON STOCK, OPTIONS TO PURCHASE 466,444 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE, AND WARRANTS TO PURCHASE 23,800 SHARES OF THE COMMON STOCK WHICH ARE CURRENTLY EXERCISABLE.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

         As of March 31, 2000, the aggregate indebtedness to the Company and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company of all present and former directors, officers and employees of the Company was $299,616.

   NAME AND PRINCIPAL POSITION      INVOLVEMENT OF ISSUER OR      LARGEST AMOUNT OUTSTANDING DURING    AMOUNT OUTSTANDING AS OF
                      --------                     ----------
                                            SUBSIDIARY               LAST COMPLETED FISCAL YEAR             MARCH 31, 1999
                                            ----------                    ---------------------             --------------
William S. Daugherty (1)                      Lender                           $81,933                          $80,970
President and Chief Executive
Officer

------------------
(1) The indebtedness of Mr. Daugherty consists primarily of three promissory notes in the principal amount of $33,333, $27,000 and $21,600, dated January 1, 2000, January 1, 1999, and January 1, 1998, bearing interest at the rate of six percent per annum. The notes are secured by Mr. Daugherty's interest in oil and gas partnerships sponsored by the Company's subsidiary, Daugherty Petroleum. Inc.

INDEBTEDNESS OF THE COMPANY TO A SHAREHOLDER

         Daugherty Petroleum, Inc., is indebted to Jayhead Investments Limited, an affiliate of Alaska Investments Limited. The balance of the indebtedness is $64,779.00 and bears interest at a rate of 10 percent beginning April 1, 1995. Payment terms are based on quarterly payments of interest only with the total principal and interest, if any, due in full June 1, 2001.

                                     PART IV

ITEM 13.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      List of Documents Filed with this Report.
         ----------------------------------------

                                                                                                        PAGE
                                                                                                        ----
(1)      Financial statements, Daugherty Resources, Inc. and subsidiary companies
         Cover Page
         Table of Contents
         Report of Kraft, Berger, Grill, Schwartz, Cohen & March LLP                                      I
                  Independent chartered accounts, dated January 28, 2000
         Balance Sheet - December 31, 1999                                                             II-III
         Statement of Deficit for the year ended December 31, 1999                                        IV
         Statement of Loss for the year ended December 31, 1999                                            V
         Statement of Cash Flow for the year ended December 31, 1999                                      VI
         Notes to the Financial Statement                                                             VII-XXVIII

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

         10(c)* Agreement of Purchase and Sale by and between Environmental Energy Partners I, Ltd., Environmental Energy Partners II, Ltd, Environmental Operating Partners, Ltd., Environmental Holding, LLC, Environmental Processing Partners, Ltd., Environmental Energy, Inc., and Environmental Operating, Inc., as Sellers and Daugherty Petroleum, Inc., as Buyer, and Daugherty Resources, Inc. as Accommodating Party, dated as of January 26, 1999, filed as an Exhibit to Form 8-K by the Company for reporting an event on May 25, 1999 (File No. 0-12185).

         10(d)* Agreement for the Purchase and Sale by and between H&S Lumber, Inc., Buyer, and Daugherty Petroleum, Inc., Seller, for the sale of Red River Hardwoods, Inc., an 80% subsidiary of Daugherty Petroleum, Inc., which was effective June 30, 1999, and closed December 1, 1999, filed as Exhibit 10.1 to Form 8-K by the Company for reporting an event on December 9, 1999 (File No. 0-12185).


         21       Subsidiaries of the Company:

                  -        Daugherty Petroleum, Inc., a Kentucky corporation.
                  -        Red River Hardwoods, Inc., a Kentucky corporation.
                           See Item 10(d) above.
                  -        Sentra Corporation

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

         23(d)    Consent of Wright and Company, Inc.

         23(e) Consent of Steffen Robertson and Kristen (U. S.), Inc. ("SRK" described in Exhibit 23(e) to Form 10-KSB for the Company for the fiscal year ended December 31, 1999.

         23(f) Consent of Balfour Holdings, Inc. described in Exhibit 23(f) to Form 10-KSB for the Company for the fiscal year ended December 31, 1999. (File No. 0-12185).

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

                                              Daugherty Resources, Inc.



                                              By  /s/ William S. Daugherty
                                                  ---------------------------
                                                  William S. Daugherty
                                                  Chairman of the Board

April 14, 2000

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

               SIGNATURE                                    TITLE                                     DATE
               ---------                                    -----                                     ----

         William S. Daugherty            Chairman of the Board, President, Director              April 14, 2000
         --------------------                         of the Registrant
         WILLIAM S. DAUGHERTY

           James K. Klyman *                     Director of the Registrant                      April 14, 2000
           -----------------
            JAMES K. KLYMAN

        Charles L. Cotterell *                   Director of the Registrant                      April 14, 2000
        ----------------------
         CHARLES L. COTTERELL

     *By /s/ William S. Daugherty                                                                April 14, 2000
         ------------------------
         William S. Daugherty
         Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

                            DAUGHERTY RESOURCES INC.



                                DECEMBER 31, 1999


                                    CONTENTS


                                                                     PAGE


AUDITORS' REPORT                                                        I


CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                II-III

      Statement of Deficit                                             IV

      Statement of Loss                                                 V

      Statement of Cash Flow                                           VI

      Notes to Financial Statements                             VII-XXVII


SUPPLEMENTARY INFORMATION

      Schedule of General and Administrative Costs                 XXVIII

                                                                          PAGE I


                                AUDITORS' REPORT


To The Shareholders Of
DAUGHERTY RESOURCES INC.

We have audited the consolidated balance sheets of DAUGHERTY RESOURCES INC. as at December 31, 1999 and 1998 and the consolidated statements of deficit, loss and cash flows for each of the three years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years ended December 31, 1999, 1998 and 1997 in accordance with generally accepted accounting principles in Canada.



                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
April 10, 2000

                                                                         PAGE II

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

                                     ASSETS
                                                                              1999           1998
                                                                              ----           ----
CURRENT
         Cash                                                              $ 2,250,004   $   528,666
         Accounts receivable                                                   217,868       411,496
         Inventories                                                              --         432,468
         Prepaid expense and other asset                                        27,103        51,277
         Loans to related parties                                                 --           7,184
                                                                            ----------    ----------
                                                                             2,494,975     1,431,091

BONDS AND DEPOSITS                                                              41,000        54,224

MINING PROPERTY AND RELATED EXPENDITURES (Note 4)                            4,450,000    11,232,229

OIL AND GAS PROPERTIES - net (Note 5)                                        5,885,825     4,651,103

CAPITAL (Note 6)                                                               110,061     1,807,221

LOANS TO RELATED PARTIES (Note 7)                                              225,963       105,031

INVESTMENT (Note 8)                                                             17,842       127,260

OTHER ASSET                                                                    126,107          --

GOODWILL (net of accumulated amortization $1,118,476; 1998 - $1,005,693)       671,089     1,079,973
                                                                            ----------    ----------


                                                                           $14,022,862   $20,488,132
                                                                           ===========   ===========


See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:




----------------------------------           -----------------------------------
          Director                                       Director

                                                                        PAGE III

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

                                             LIABILITIES
                                                                          1999            1998
                                                                      ------------    ------------

CURRENT
         Bank loans (Note 9)                                          $  1,156,437    $    914,007
         Accounts payable                                                  690,157       1,161,422
         Accrued liabilities                                               651,155         851,130
         Customers' drilling deposits                                    2,536,464         922,510
         Long-term debt (Note 10)                                          277,449       1,167,962
         Loan payable                                                         --            19,510
                                                                      ------------    ------------
                                                                         5,311,662       5,036,541

LOAN PAYABLE (Note 11)                                                      43,745          10,708

LONG-TERM DEBT (Note 10)                                                 1,662,636       2,736,051
                                                                      ------------    ------------
                                                                         7,018,043       7,783,300
                                                                      ------------    ------------

                                               SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 12)
  AUTHORIZED


         5,000,000 Preferred shares
       100,000,000 Common shares

  ISSUED


         1,152,363 Preferred shares                                        650,000            --
         2,493,280 Common shares (1998 - 2,183,783)                     21,685,043      21,209,821
  Capital stock to be issued                                               395,685            --
                                                                      ------------    ------------
                                                                        22,730,728      21,209,821

DEFICIT                                                                (15,725,909)     (8,504,989)
                                                                      ------------    ------------
                                                                         7,004,819      12,704,832
                                                                      ------------    ------------

                                                                      $ 14,022,862    $ 20,488,132
                                                                      ============    ============

See accompanying notes to consolidated financial statements

                                                                         PAGE IV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999



                                                        1999            1998           1997
                                                     ------------    ------------    ------------



DEFICIT, beginning of year, as previously reported   $ (8,504,989)   $ (6,936,641)   $ (5,050,087)

  Prior period adjustment                                    --              --          (178,136)
                                                     ------------    ------------    ------------

DEFICIT, beginning of year, as restated                (8,504,989)     (6,936,641)     (5,228,223)

  Net loss for the year                                (7,220,920)     (1,568,348)     (1,708,418)
                                                     ------------    ------------    ------------

DEFICIT, end of year                                 $(15,725,909)   $ (8,504,989)   $ (6,936,641)
                                                     ============    ============    ============

See accompanying notes to consolidated financial statements.

                                                                          PAGE V

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                         CONSOLIDATED STATEMENT OF LOSS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999




                                                        1999           1998           1997
                                                    -----------    -----------    -----------

GROSS REVENUE                                       $ 1,416,725    $ 5,943,921    $ 4,846,157
DIRECT EXPENSES                                         779,580      5,201,340      4,156,795
                                                    -----------    -----------    -----------
                                                        637,145        742,581        689,362



GENERAL AND ADMINISTRATIVE COSTS (Page XXVIII)        1,747,051      2,292,683      2,397,780
                                                    -----------    -----------    -----------

LOSS BEFORE THE FOLLOWING                            (1,109,906)    (1,550,102)    (1,708,418)

  Impairment loss on mining properties (Note 4)      (6,782,229)          --             --
  Non-controlling interest                                 --          (18,246)          --
                                                    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                      (7,892,135)    (1,568,348)    (1,708,418)

  Net gain from discontinued operations (Note 16)       671,215           --             --
                                                    -----------    -----------    -----------

NET LOSS FOR THE YEAR                                (7,220,920)    (1,568,348)    (1,708,418)
                                                    ===========    ===========    ===========


NET LOSS PER SHARE (Note 14)



Continuing operations                               $     (3.49)   $     (0.77)   $     (0.93)
                                                    ===========    ===========    ===========

For the year                                        $     (3.19)   $     (0.77)   $     (0.93)
                                                    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                                                                         PAGE VI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999




                                                                   1999           1998           1997
                                                               -----------    -----------    -----------


OPERATING ACTIVITIES
    Net loss from continuing operations                        $(7,892,135)   $(1,568,348)   $(1,708,418)
    Impairment loss on mining properties                         6,782,229           --             --
    Equity loss from investment                                    108,658           --             --
    Amortization and depletion                                     487,070        599,006        575,535
    (Gain) loss on sale of assets                                  (29,626)         3,034        210,685
    Non-controlling interest                                          --           18,246           --
    (Increase) decrease in prepaid expenses and other asset         15,102        175,005       (181,883)
    (Increase) decrease in accounts receivable                     (78,381)        82,226        198,606
    (Increase) decrease in inventories                                --          245,676        (97,829)
    Increase (decrease) in accounts payable                       (338,938)         7,952        269,432
    Increase (decrease) in accrued liabilities                    (116,062)       490,734       (221,242)
    Increase (decrease) in customers' drilling deposits          1,613,954       (480,797)     1,403,307
    Prior period adjustment                                           --             --         (178,136)
    Decrease in bonds and deposits                                    --             --            3,419
                                                               -----------    -----------    -----------
                                                                  551,871        (427,266)       273,476
                                                               -----------    -----------    -----------

FINANCING ACTIVITIES
    Financing costs                                               (137,607)          --             --
    Increase (decrease) in bank loans                            1,204,278        869,507        (12,500)
    Issue of capital stock                                         310,906        255,385        433,966
    Decrease in loan payable                                       (13,473)       (17,705)        (5,348)
    Increase (decrease) of long-term debt                          (59,902)      (330,509)       273,379
    Decease in notes receivable                                       --             --           11,238
                                                               -----------    -----------    -----------
                                                                 1,304,202        776,678        700,735
                                                               -----------    -----------    -----------

INVESTING ACTIVITIES
    Discontinued operations                                        485,926           --             --
    Proceeds from sale of assets                                    67,430         12,404        593,717
    Purchase of capital assets                                     (26,703)       (87,865)       (55,900)
    (Increase) decrease in loans to related parties               (113,748)       (85,583)        13,880
    Investment (                                                  (126,500)       (35,014)       (92,246)
    Additions to oil and gas properties, net                      (380,077)      (702,628)      (626,812)
    Investment in Sentra Corporation                               (41,063)          --             --
                                                               -----------    -----------    -----------
                                                                  (134,735)      (898,686)      (167,361)
                                                               -----------    -----------    -----------

CHANGE IN CASH                                                   1,721,338       (549,274)       806,850

CASH, beginning of year                                            528,666      1,077,940        271,090
                                                               -----------    -----------    -----------

CASH, end of year                                              $ 2,250,004    $   528,666    $ 1,077,940
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                                $   252,331    $   301,163    $   275,241
                                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                                                                        PAGE VII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

I.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 20 conform in all material respects with accounting principles generally accepted in the United States.

     1.   BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Daugherty Petroleum Inc. ("DPI") and its 100% owned subsidiary. All material inter- company accounts and transactions have been eliminated on consolidation.

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

     (c)  INVENTORIES

          Inventories were carried at the lower of cost and net realizable value. Cost had been determined by the first-in, first-out method.

     (d)  MINING PROPERTY AND RELATED EXPENDITURES

          The company's mining properties are in the exploration stage and all costs relating to mining properties by project area are deferred until such time as the properties are put into commercial production, sold or abandoned. Costs deferred include acquisition costs, exploration and development expenditures and cost of assets permanently dedicated to exploration and development. Buildings, equipment and machinery will not be amortized until the mine achieves commercial production.

          The ultimate realization of the deferred costs and expenditures is dependent upon the discovery of commercially exploitable ore bodies, at which time such costs and expenditures will be charged against income using an appropriate method and rate to be determined.

                                                                       PAGE VIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d)  MINING PROPERTY AND RELATED EXPENDITURES (Continued)

          When evaluation of a project area discloses possible impairment, the deferred costs and expenditures thereon are written down to the recoverable amount. Unsuccessful projects are written off when abandoned (Note 4).

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

           (iii) WELLS AND RELATED EQUIPMENT

                 Wells and related equipment are recorded at cost and are amortized using the units-of- production method, using the reserves underlying the proved developed oil and gas properties.

                                                                         PAGE IX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (f)  GOODWILL

          Goodwill is recorded at cost and is being amortized over 10 years on a straight-line basis. The goodwill arose on the acquisition of DPI and Red River Hardwoods Inc. ("RRH"). The goodwill applicable to RRH was written-off when RRH was disposed in 1999. The management determines the potential permanent impairment in value of goodwill and its estimated useful life, annually, based on estimation of fair value.

     (g)  CAPITAL ASSETS

          Capital assets are stated at cost. Amortization is being provided for on a straight-line basis over the useful life of the asset ranging from five to thirty-one years.

     (h)  INVESTMENT

          Investment in a 50% owned limited liability company is accounted for on the equity method of accounting.

     (i)  CAPITALIZED FINANCING COSTS

          Financing costs totalling $137,607 incurred in connection with the issuance of 10% convertible secured notes payable are being capitalized and amortized over the life of the indebtedness.

     (j)  FUTURE INCOME TAXES

          The company provides for income taxes using the asset and liability method, required by the Canadian Institute of Chartered Accountants
          (CICA) Handbook section 3465. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized.

                                                                          PAGE X

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (k)  Concentrations of Credit Risks

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

2.   ACQUISITIONS

     SENTRA CORPORATION ("SENTRA")

     Effective April 2, 1999, DPI acquired all outstanding shares of Sentra for its book value of $44,417 from a director and president of the company. Sentra is a Kentucky corporation that owns and operates two natural gas distribution systems in south central Kentucky. The two systems were built in the cities of Fountain Run and Gamaliel pursuant to franchises granted by those cities and certificates of convenience and necessity issued by the Kentucky Public Service Commission.

     KEN-TEX OIL AND GAS, INC. ("KEN-TEX")

     Effective October 13, 1999, DPI purchased from Ken-tex 24 natural gas wells in Knox County, Kentucky for $850,000, payable in cash of $425,000 and shares of the company with a total value of $425,000 ($2.22 per share). However, DPI sold 50% of its interest in the 24 natural gas wells together with related gathering system, easement and operating rights for cash of $425,000 plus acquisition and rework costs to unrelated party. DPI will operate the wells which have 1.2 billion cubic feet (BCF) of natural gas reserves, of which 0.7 BCF is in the proved developed producing category.


3.   INVENTORIES


                                           1999       1998
                                        --------   --------

Raw materials - Green Lumber             $  --     $ 51,843
              - Kiln Dried Lumber           --       56,391
Supplies                                    --       13,653
Work in process                             --      264,064
Finished goods                              --       46,517
                                        --------   --------
                                        $   --     $432,468
                                        ========   ========

                                                                         PAGE XI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999




4.   MINING PROPERTY AND RELATED EXPENDITURES

                                                     1999          1998
                                                 -----------   -----------
Unga Island Alaska mineral properties, at cost     1,010,000     1,010,000
Deferred expenditures                              9,445,168     9,445,168
Building, equipment and machinery                    777,061       777,061
                                                 -----------   -----------
                                                  11,232,229    11,232,229
Impairment loss                                    6,782,229          --
                                                 -----------   -----------

                                                 $ 4,450,000   $11,232,229
                                                 ===========   ===========


Management determined a review of past calculations was warranted in light of lower gold prices. Additionally, during the past several years, the U.S. Securities and Exchange Commission ("SEC"), along with other regulators and professional gold and silver organizations, developed more stringent guidelines for disclosing reserves to investors. The company retained Steffen Robertson and Kirsten (U.S.) Inc. ("SRK Consulting"), an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices. In addition, the company retained Balfour Holdings, Inc., as independent financial advisor, to assist it in determining the value of the property.

SRK Consulting concluded that the company's gold and silver properties cannot be classified as a reserve, either proven or probable, and should be reclassified as gold and silver inventory. Under SEC standards, a gold and silver deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

Balfour Holdings determined that the gold and silver properties have a fair market value of $4,450,000 using the market and cost appraisal approaches. The difference in total past expenditures and current fair market value is attributed to the company's reclassification of the gold and silver properties to a gold and silver inventory, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., the company has recorded an impairment of $6,782,229 to the gold and silver properties reducing its value to the appraised value of $4,450,000.

The above mining properties were used as collateral for the 10% convertible secured notes (Note 10).

                                                                        PAGE XII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



5.   OIL AND GAS PROPERTIES

                                               1999                    1998
                              ----------------------------------       ----
                                          Accumulated
                                Cost      Amortization      Net         Net
                                ----      ------------      ---         ---

Proved properties             $6,237,025   $  809,957   $5,427,068   $4,425,773
Wells and related equipment      535,698       76,941      458,757      225,330
                              ----------   ----------   ----------   ----------

                              $6,772,723   $  886,898   $5,885,825   $4,651,103
                              ==========   ==========   ==========   ==========

6.   CAPITAL ASSETS

                                                          1999                      1998
                                           ------------------------------------     ----
                                                       Accumulated
                                             Cost      Amortization      Net         Net
                                             ----      ------------      ---         ---

Land                                       $   12,908   $     --     $   12,908   $  113,801
Buildings                                       6,239          520        5,719      872,617
Machinery and equipment                        45,578       33,247       12,331      612,834
Office furniture, fixtures and equipment       80,844       64,096       16,748       41,372
Vehicles                                      136,880       74,525       62,355       89,871
Equipment under capital lease                    --           --           --         76,726
                                           ----------   ----------   ----------   ----------

                                           $  282,449   $  172,388   $  110,061   $1,807,221
                                           ==========   ==========   ==========   ==========



7.   LOANS TO RELATED PARTIES

     The loans to related parties represent loans receivable from officers of the company bearing interest at 6% per annum and are payable monthly from production revenues for a period of five years with a balloon payment at maturity date. These are collateralized by the officers' ownership interest in drilling partnerships with DPI.

                                                                       PAGE XIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

8.   INVESTMENT

     (a)  GALAX ENERGY CONCEPTS, LLC ("GALAX")

          In December 1999, DPI made a capital contribution to Galax, a North Carolina limited liability of $126,500. Galax generates steam at its Galax, Virginia plant utilizing wood waste as fuel and sells the steam to National Textiles, LLC, on a long-term sales contract. DPI acquired its interest in Galax in mid 1997 for a commitment to assist management in its effort to complete a boiler retrofit and work toward a profitable operation. Galax was not consolidated with the company at December 31, 1999 because DPI does not have effective control of Galax's operating, financing and investing activities. Consequently, the equity method of accounting for this investment has been used. During the year, Galax reported a loss of $217,316 of which 50% was picked up by the company.

     (b) DPI's 80% owned subsidiary acquired a 50% interest in a Kentucky limited liability company. The investment is accounted for on the equity method. In 1999, this investment was disposed when the subsidiary was sold.


9.   BANK LOANS

                                                                         1999         1998
                                                                     ----------   ----------

Revolving loan facility payable interest only at prime plus 1%
per annum (9.25%; 1998 - 8.75%), is secured by a first mortgage on producing gas interests and is guaranteed by an unrelated third party.  The facility will expire on March 1, 2000 at which time the oil and gas reserves that are used as collateral will be
evaluated                                                            $  972,165   $  772,177

Note payable bearing interest at 6.62% per annum, maturing January
13, 2000 and is collateralized by a certificate of deposit              134,830      134,830

Note payable bearing interest at 10.5% per annum, maturing May 18,
2000 and is collateralized by 200,000 shares of stock which were
owned by a director of the company                                       42,442         --

Note payable bearing interest at 7.85% per annum which is payable
semi-annually, and matures on March 23, 2000                              7,000        7,000
                                                                     ----------   ----------

                                                                     $1,156,437   $  914,007
                                                                     ==========   ==========

                                                                        PAGE XIV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

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

     The obligation is stated at its remaining face value of $510,818 and has not been discounted.


                                                                               1999        1998
                                                                           ----------  ----------

Note payable as outlined above                                             $  510,818  $  534,818

10% convertible notes mature July 31, 2004, collateralized by DPI's mining properties.  Interest is payable semi-annually on February 1
August 1, commencing on February 1, 2000.  At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes.  In addition, the put rights are exercisable during the 10 day period commencing 14 months after
August 17, 1999 (closing date) requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares.  After the put date, the company may redeem the note in whole or part at 100%
of principal amount plus accrued interest                                     850,000        --

American Environmental Resources Inc., unsecured and non-interest bearing     150,000     100,000

Interest bearing note, secured by certain gas producing properties,
payable monthly at $3,500                                                     129,324        --
                                                                           ----------  ----------

                           Carried forward ................                $1,640,142  $  634,818
                                                                           ==========  ==========

                                                                         PAGE XV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999


10.  LONG-TERM DEBT (Continued)

                                                                         1999         1998
                                                                      ----------   ----------

                           Brought forward .........                  $1,640,142   $  634,818

Loan payable to Summit Funding, Inc., collateralized by
production, bearing interest at 9.25% per annum, payable in
monthly instalments of $5,252, maturing March 25, 2001                    96,194      142,320

Unsecured loan payable to Ridgecrest Enterprises, Inc.
bearing interest at 6.27% per annum, payable in monthly
instalments of $1,771, maturing August 9, 2000                            79,688       79,688

Loans payable to various banks with interest rates ranging from
8.45% to 11% per annum, payable in total monthly instalments of $3,257 with maturities from September 1, 2000 to June 17, 2003,
collateralized by receivables and various vehicles                        59,282      105,593

Unsecured loan payable to Trio Growth, bearing interest at 10%
per annum, principal and interest due June 30, 2001                         --        450,000

Loan payable to non-affiliated company, bearing interest at 10%
per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
interest only                                                             64,779       64,779

Various obligations of the former 80% owned subsidiary disposed
in 1999                                                                     --      2,426,815
                                                                      ----------   ----------
                                                                       1,940,085    3,904,013
  Less: Current portion                                                  277,449    1,167,962
                                                                      ----------   ----------

                                                                      $1,662,636   $2,736,051
                                                                      ==========   ==========

Principal repayments for the next five years are as follows:



2000                                                                               $  277,429
2001                                                                                  307,895
2002                                                                                   71,645
2003                                                                                   30,299
2004                                                                                  874,000
Thereafter                                                                            378,817
                                                                                   ----------
                                                                                   $1,940,085
                                                                                   ==========

                                                                        PAGE XVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



10.  LONG-TERM DEBT (continued)

     Interest expense for the year ended December 31, 1999 was $219,206 (1998 - $334,811). There was no interest capitalized during these years.

11.  LOAN PAYABLE

     This loan payable to a limited liability corporation being controlled by a director of the company bears interest at 9% per annum. The principal and the accrued interest are due on July 18, 2001. The 1998 loan payable to a director of the company was fully paid during the year.

12.  CAPITAL STOCK

     On June 30, 1999, the company's authorized capital stock was amended as follows.

     The preferred shares were increased from 1,200,000 shares, without par value, to 5,000,000 shares, without par value, and the common shares were increased from 10,000,000 shares, without par value, to 100,000,000 shares, without par value.

     On June 22, 1998, the company's authorized capital stock was amended as follows.

     (i) The common shares were increased from 20,000,000 shares, without par value, to 50,000,000 shares, without par value, which were then consolidated into 10,000,000 shares, without par value.

     (ii) Another class of capital stock was authorized by creating 6,000,000 preferred shares, which were then consolidated into 1,200,000 preferred shares. The preferred shares are non-voting, non- cumulative and are convertible into common shares, on a share for share basis, at any time within two years of the date of issue of the preferred shares if certain conditions are met.

     (a)  PREFERRED SHARES ISSUED

          During the year, the company issued 1,152,363 preferred shares from the treasury with a total value of $650,000 as consideration for the oil and gas property acquired by DPI from Environmental Energy Inc. and its affiliated limited partnerships. The oil and gas property acquired included interest in 37 Appalachian Basin oil and gas wells in Kentucky and Tennessee, three gas wells in Louisiana and several miles of natural gas pipelines and facilities located in Scott and Morgan Counties, Tennessee. In addition, the company granted 1,536,941 warrants that are exercisable at a range of $1.75 to $4.50 per share expiring August 20, 2004.

                                                                       PAGE XVII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



12.  CAPITAL STOCK (Continued)

(b)      COMMON SHARES ISSUED

                                                                             Shares       Amount
                                                                          ----------   ----------
                                                                              #              $

         Balance, December 31, 1997                                        1,964,351   20,954,436

         Issued to employees as incentive bonuses                             65,500       65,500
         Issued for settlement of debt                                       153,932      189,885
                                                                          ----------   ----------

         Balance, December 31, 1998                                        2,183,783   21,209,821

         Issued to employees as incentive bonus                               83,000       83,000
         Issued for exercise of stock option                                  50,000       19,000
         Issued for settlement of debt                                        45,446       82,407
         Issued for acquisition of oil and gas properties                    131,051      290,815
                                                                          ----------   ----------

         Balance, December 31, 1999                                        2,493,280   21,685,043

(c)      SHARES TO BE ISSUED

         Subscribed and paid for in cash                                     101,200      126,500
         Shares to be issued in connection with the sale of Red River
         Hardwoods Inc. (Note 16)                                             70,929      135,000
         Shares to be issued in connection with the purchase of Ken-tex
         oil and gas property                                                 60,468      134,185
                                                                          ----------   ----------

                                                                             232,597      395,685
                                                                          ==========   ==========

(d) Stock options and warrants have been granted and approved by the shareholders to purchase common shares of the company as follows.

                                                                      PAGE XVIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999


12.  CAPITAL STOCK (Continued)

     A.   OPTIONS

                                                  ISSUED         EXERCISABLE      PRICE            EXPIRY
                                                  ------         -----------      -----            ------
Balance, December 31, 1997                        1,168,000         754,111      1.55-9.50            (i)
                                                                 ==========


1998 - expired                                      (66,000)
                                                 ----------

Balance, December 31, 1998                        1,102,000         819,222
                                                                 ==========



1999 - granted                                    1,255,000                      0.38-1.00           (ii)
     - expired                                      (50,000)
                                                 ----------

Balance, December 31, 1999                        2,307,000      2,024,222
                                                 ==========      =========


          (i) 400,000 of these options were granted to Environmental Energy Inc. exercisable immediately at $5.00 per share and will expire in November 2002. Another 400,000 options were granted to the president of the company exercisable over a period of six years commencing in March 1997 at $1.55 per share and will expire in March 2002.

          (ii) In 1999, 71,111 options previously issued to the president of the company became exercisable at a price of $1.55 per share and will expire in March 2002. 1,120,000 options were granted to Environmental Energy, Inc. exercisable immediately at $1.00 per share and will expire in August 2004.

B.   WARRANTS

                                  ISSUED             PRICE           EXPIRY
                                  ------             -----           ------
                                                       $

Balance, December 31, 1997         629,293        0.625-2.500         (i)
1998 - expired                      (5,333)             2.500
                                 --------

Balance, December 31, 1998         623,960
1999 - granted                   1,536,782          1.75-4.50        (ii)
                                 --------

Balance, December 31, 1999       2,160,742
                                 =========

                                                                        PAGE XIX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



12.  CAPITAL STOCK (Continued)

     B.   WARRANTS (Continued)

          (i) 100,000 of these warrants will expire on October 30, 2000; 29,293 on June 28, 2001; and 500,000 on March 6, 2002.

          (ii) These warrants expire on August 20, 2004.

13.  INCOME TAXES

Income tax expense for the year ended December 31, 1999, consist of the following components.

Current                            $      --
Deferred                                  --
                                   -----------

Total income tax expense           $      --
                                   ===========

FUTURE INCOME TAX ASSETS

Net operating loss carry-forward   $ 3,274,531
Investment tax credits                   3,473
                                   -----------
                                     3,278,004

     Less:  Valuation allowance      2,387,884
                                   -----------

                                   $   890,120
                                   ===========

Future income tax liabilities      $  (890,120)
                                   ===========


NET DEFERRED TAX ASSETS            $      --
                                   ===========

14.  LOSS PER SHARE

     Loss per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares was 2,261,754 (1998 - 2,035,188; 1997 - 1,831,926). Outstanding stock options and warrants have no dilutive effect on the loss per share.

                                                                         PAGE XX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. Other note receivable, bonds and deposits, loans receivable and payable, other long-term debt payable approximate fair value since they bear interest at variable rates. At December 31, 1999, the long-term debt carrying value of $790,140 is different from the fair value of $532,628.

     The fair value of long-term debt is based upon discounted future cash flows using discount rates that reflect current market conditions for instruments having similar terms and conditions.

16.  DISCONTINUED OPERATIONS

     RED RIVER HARDWOODS INC. ("RRH")

     Effective June 30, 1999, DPI sold its 80% interest in RRH to unrelated party. RRH represented DPI's only entry in the wood products segment. The sale, which was completed on December 8, 1999, generated a net gain of $671,215, as follows.

Net assets (liabilities) disposed
     Total identifiable assets                                                 $ 2,292,681
     Total identifiable liabilities                                              3,495,317
                                                                               -----------
                                                                                (1,202,636)
Original investment                                                                220,090
Release of DPI's receivable owed by RRH                                            137,019
Release of DPI's line of credit owed by RRH                                        319,255
Company's shares to be issued to cover any overstatement in receivables and inventory and understatement of RRH's payables for complete satisfaction
of any breach in DPI's representation and warranty                                 135,000
Purchaser's expenses paid for by DPI                                                18,153
                                                                               -----------
                                                                                  (373,119)
Proceeds from sale                                                                 537,000
                                                                               -----------
Gain on sale of subsidiary                                                         910,119
Loss from discontinued operations                                                 (238,904)
                                                                               -----------

Net gain from discontinued operations                                          $   671,215
                                                                               ===========

                                                                        PAGE XXI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999




17.  STATEMENT OF CASH FLOWS

     Non-cash transactions in 1999 were as follows:

     (a) issue of $425,000 common shares and $650,000 preferred shares in exchange for acquisition of oil and gas properties;

     (b)  $135,000 common shares to be issued to the purchaser of RRH.


18.  RELATED PARTY TRANSACTIONS

     The company is party to certain agreements and transactions in the normal course of business. Significant related party transactions not disclosed elsewhere include the following.

     (a)  Officers' Remuneration

          The accounts of the company include consulting and management fees paid or payable to officers and directors for the three years ended December 31, 1999.

     (b)  Shareholder Information

          During 1993, a shareholder expended, on behalf of the company, shareholder information expenses in the amount of $75,000. The company has recorded a reserve provision against payment of this amount until the company's mining operations commence production.

     (c)  Occupancy Costs

          Occupancy costs in 1998 include rent of approximately $15,600 (1997 - $30,000) paid to a company which is 50% owned by a director and an officer of this company. The lease expired July 1, 1998.

                                                                       PAGE XXII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



19.  SEGMENTED INFORMATION




                                     Mining
                                   Exploration     Oil and
                                       and           Gas            Wood                         1999           1998
                                   Development    Development     Products     Corporate         Total          Total
                                   -----------    -----------     --------     ---------         -----          -----

                                          $              $           $             $              $                $


December 31, 1999
Revenue (net)                              --          637,145          --            --          637,145        742,581
                                    -----------    -----------   -----------   -----------    -----------    -----------

General corporate expenses                 --             --            --       1,020,795      1,020,795      1,364,674
Interest on long-term debt                 --          103,902          --         146,784        250,686        334,811
Amortization - equipment                   --           29,530          --           9,517         39,047        220,344
         - goodwill                        --          178,956          --            --          178,956        210,467
Depletion, impairment                 6,782,229        257,567          --            --        7,039,796        180,633
                                    -----------    -----------   -----------   -----------    -----------    -----------

                                      6,782,229        569,955          --       1,177,096      8,529,280      2,310,929
Discontinued segment                       --             --         671,215          --          671,215           --
                                    -----------    -----------   -----------   -----------    -----------    -----------

Income (loss) before income taxes    (6,782,229)        67,190       671,215    (1,177,096)    (7,220,920)    (1,568,348)
                                    ===========    ===========   ===========   ===========    ===========    ===========

Identifiable assets                   4,450,000      5,885,825          --       3,687,037     14,022,862     20,488,132
                                    ===========    ===========   ===========   ===========    ===========    ===========

Capital expenditures                       --          380,077          --          26,703        406,780        790,492
                                    ===========    ===========   ===========   ===========    ===========    ===========


20. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES

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

                                                                      PAGE XXIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



20. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES (Continued)

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

          No compensation expense has been charged to the consolidated statement of loss for the plan for the years ended December 31, 1999, 1998 and 1997. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock- based Compensation" ("SFAS 123"), the company's net loss and loss per share would have been reported as the pro-forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.


                                                 1999                          1998                           1997
                                   AS REPORTED       PRO-FORMA     AS REPORTED       PRO-FORMA      AS REPORTED      PRO-FORMA
                                   -----------       ---------     -----------       ---------      -----------      ---------
                                        $               $               $               $               $               $


Net income (loss)
     - U.S. GAAP                   (7,220,920)     (7,446,070)     (1,568,348)     (1,590,539)     (1,708,418)      (1,797,064)
Net earnings (loss) per share
     Continuing operations              (3.49)          (3.59)          (0.77)          (0.78)          (0.93)           (0.98)
     For the year                       (3.19)          (3.29)          (0.77)          (0.78)          (0.93)           (0.98)
Weighted average fair value
     of options granted during
     this period                       --                 .23            0.00            0.17            0.00             0.024

                                                                       PAGE XXIV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



20. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES (Continued)

     (c)  RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

          In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, SFAS 137 was issued to defer the effective date of SFAS 133 beginning after June 15, 2000, SFAS 137 is effective for the company's 2001 fiscal year.

21.  PRIOR PERIOD ADJUSTMENT

Recognition of income before substantial completion of contracts, as well as the non-accrual of finder's fees related to the sale of a subsidiary, resulted in the understatement of the reported net loss in DPI's previously issued 1996 financial statements. These were corrected in 1997.

22.  COMMITMENT

     OPERATING LEASE

     The company is committed to a lease for its office space for an annual rent of $51,120 under an agreement expiring October 31, 2003.

23.  SUPPLEMENTAL OIL AND GAS INFORMATION

     RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                     1999       1998       1997
                                                 --------   --------   --------

Revenues                                         $376,343   $312,769   $304,775
Production costs                                   30,604     21,455     17,604
Exploration expenses                                 --        2,938       --
Depreciation, depletion and amortization          257,567    190,510    173,077
                                                 --------   --------   --------

Results to operations for producing activities   $ 88,172   $ 97,866   $114,094
                                                 ========   ========   ========

                                                                        PAGE XXV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999



23.  SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

     CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCTION ACTIVITIES

     The components of capitalized costs related to the company's oil and gas producing activities are as follows.

                                                          1999         1998         1997
                                                       ----------   ----------   ----------



Proved properties                                      $6,237,025   $4,990,465   $4,196,085
Pipelines, equipment and other interests                  535,698      289,968      213,837
                                                       ----------   ----------   ----------
                                                        6,772,723    5,280,433    4,409,922
Accumulated depreciation, depletion and amortization      886,898      629,330      438,821
                                                       ----------   ----------   ----------

                                                       $5,885,825   $4,651,103   $3,971,101
                                                       ==========   ==========   ==========


         Costs Incurred in Oil and Gas Producing Activities

          The costs incurred by the company in its oil and gas activities during fiscal years 1999, 1998 and 1997 are as follows.


                                 1999         1998         1997
                              ----------   ----------   ----------

Property acquisition costs:
  Unproved properties         $     --     $     --     $     --
  Proved properties            1,246,560      794,380      525,854
  Exploration costs                 --           --           --
  Developments costs             245,730       76,131      101,022



     OIL AND GAS RESERVE INFORMATION (Unaudited)



     The company's estimates of net proved oil and gas reserves and the present value thereof have been verified by Wright & Company, Inc., a petroleum engineering firm.

     In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

                                                                       PAGE XXVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                               DECEMBER 31, 1999


23.      SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

         OIL AND GAS RESERVE INFORMATION (Unaudited)

         The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry.



                                            GAS              OIL
                                         -----------    -----------
                                            (mcf)           (bbls)


Balance at December 31, 1996              14,509,433        285,252

  Current additions                        5,045,929           --
  Transfers/sales of reserves in place    (2,282,357)          --
  Revision to previous estimates          (7,819,278)      (205,627)
  Production                                 (74,140)       (10,881)
                                         -----------    -----------


Balance at December 31, 1997               9,379,587         68,744

  Current additions                        3,855,113           --
  Transfers/sales of reserves in place    (1,761,741)          --
  Revision to previous estimates            (394,094)        24,480
  Production                                (119,875)        (7,186)
                                         -----------    -----------


Balance at December 31, 1998              10,958,990         86,038

  Purchase of reserves in place              549,800          6,300
  Current additions                        1,081,400           --
  Transfers/sales of reserves in place      (212,231)          --
  Revision to previous estimates            (631,550)       (18,341)
  Production                                (139,652)        (7,275)
                                         -----------    -----------

Balance at December 31, 1999              11,606,757         66,722
                                         ===========    ===========

Proved development reserves at:
  December 31, 1999                        3,242,748         66,722
  December 31, 1998                        2,573,031         86,038
  December 31, 1997                        2,493,809         68,744

                                                                      PAGE XXVII




                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999


23.      SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

         OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

         Presented below is the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. The estimated future production is priced at year-end prices. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels. The future net cash flows are reduced to present value amounts by applying a 10% discount factor.


                                               1999      1998      1997
                                            -------   -------   -------
                                                   (in thousands)

Future cash inflows                         $33,507   $28,818   $24,174
  Future production and development costs    16,478    12,113     9,281
  Future income tax expenses                  1,480     1,690     1,389
                                            -------   -------   -------

Future net cash flows                        15,549    15,015    13,504
  Less 10% annual discount for estimated
  timing of cash flows                       10,511    10,515     8,473
                                            -------   -------   -------

Standardized measure of discounted future
net cash flows                              $ 5,038   $ 4,500   $ 5,031
                                            =======   =======   =======

     The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.


                                                                1999        1998        1997
                                                            --------    --------    --------
                                                                     (in thousands)

Balance, beginning of year                                  $ 4,500     $  5,031    $   3,750

Increase (decrease) in discounted future net cash flows:
  Sales and transfers of oil and gas net of related costs       (345)       (292)       (286)
  Net changes in prices and production costs                     359        (263)     12,681
  Revisions of previous quantity estimates                      (780)       (556)    (10,970)
  Extensions, discoveries and improved recovery
    less related costs                                           215          76         101
  Purchases of reserves in place                                 517        --          --
  Accretion of discount                                          450         503         375
  Net change in future income taxes                               67         (90)        (87)
  Other                                                           55          91        (533)
                                                            --------    --------    --------

Balance, end of year                                        $  5,038    $  4,500    $  5,031
                                                            ========    ========    ========

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

            CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE COSTS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


                                                       1999           1998           1997
                                                   -----------    -----------    -----------


Salaries                                           $   257,974    $   463,643    $   358,134
Interest on long-term debt                             250,686        334,811        294,836
Office and general                                     140,856        223,906        111,355
Amortization - goodwill                                178,956        210,467        210,467
             - capital assets                           39,047        198,029        191,991
             - oil and gas equipment                      --            9,877         26,865
Financing costs                                         11,500           --             --
Depletion - oil and gas properties                     257,567        180,633        146,212
Bad debts                                               25,742        171,146         25,484
Consulting and management fees                         137,825        141,892        276,204
Legal fees                                             137,965        111,375        165,220
Audit and accounting                                    65,300        100,289         75,920
Advertising and promotion                               84,711         74,476         96,876
Shareholders' information                               66,478         58,363         68,314
Rent                                                    56,920         53,600         30,697
Property and payroll taxes                              22,477         48,291         33,875
Insurance                                               36,993         41,396         86,124
Repairs and maintenance                                  7,627          8,621          8,827
Trust and stock exchange company fees                    8,290          4,740          2,867
                                                   -----------    -----------    -----------
                                                     1,786,914      2,435,555      2,210,268
                                                   -----------    -----------    -----------


      Less:  Interest and other income                  48,670         29,653         11,669
             Miscellaneous                             (38,433)       113,219         11,504
           Gain (loss) on sale of capital assets        29,626           --         (210,685)
                                                   -----------    -----------    -----------
                                                        39,863        142,872       (187,512)
                                                   -----------    -----------    -----------


                                                   $ 1,747,051    $ 2,292,683    $ 2,397,780
                                                   ===========    ===========    ===========