Form 10QSB
period 2000-03-31
DAUGHERTY RESOURCES INC
filed 2000-05-15
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
                                             ---     ---

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 2000, WAS 2,520,628.

         Transitional Small Business Disclosure Format (check one):  Yes  No X .
                                                                        --  --


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

         Daugherty Resources, Inc., formerly Alaska Apollo Resources Inc., (the "Company" or the "Registrant") is a diversified natural resources company with assets in oil and gas, and gold prospects. Originally formed in 1979 to develop gold properties, the Company in the fourth quarter of 1993, acquired its wholly owned subsidiary, Daugherty Petroleum, Inc.

         Since acquiring Daugherty Petroleum, Inc., the Company has increased its reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells in the Appalachian Basin through joint venture and turnkey drilling programs, where Daugherty Petroleum, Inc. is the primary decision maker. The Company continues to aggressively seek acquisitions and drilling programs.

LIQUIDITY

         The Company continues its tradition of realizing revenues from its oil and gas operations. For the three months ending March 31, 2000, the Company drilled fourteen wells (3.30 net wells) (eleven natural gas wells, three wells capable of producing both oil and natural gas) completed seven natural gas wells and extended its gathering system by 5000 feet. By comparison, for the same period of 1999, the Company drilled four natural gas wells (1.95 net wells). Drilling operations for the first three months of 2000 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation.

         The Company funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships and the sale of stock. Operational cash flow is generated by sales of natural gas and oil from interests the Company owns in wells, well operations of partnership wells, and well drilling and completions for Company sponsored partnerships.

         The Company continues to review additional opportunities for acquisitions of oil and gas properties. Previous acquisitions have been completed using Company stock to pay for the acquisitions. Generally, interests in wells purchased include a majority interest in the wells and the right to operate wells.

         The Company acquired wells in two acquisitions in the last quarter of 1999. One transaction was with Environmental Energy, Inc., and its affiliated limited partnerships, which closed on October 21, 1999 and allowed the Company to acquire interests in 41 oil and gas wells located in Kentucky, Louisiana and Tennessee. On October 13, 1999 the agreed to purchase 50% interest in 24 natural gas wells located in Knox County, Kentucky together with gathering systems, easements and operating rights for $425,000 payable in 191,519 shares of restricted common stock valued at $2.2191 per share. Because of the ownership structure of the well interests the transaction was designed to be a three part closing. As of March 31, 2000 a total of 158,399 shares of stock had been issued in connection with the acquisition. Additional interests may be acquired in a subsequent closing for which the company is prepared to issue an additional 33,120 shares of stock.

         The Company has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of the Company's revenues have been from its activities as "turnkey driller" and operator of various drilling programs in the Appalachian Basin. During the first three months of 2000, approximately 94% of the Company's revenues were derived from joint venture drilling.

         The Company plans to drill 16 wells during the last three quarters of 2000 and earn interests ranging from 15% to 50% of each well it drills.

         Sentra Corporation, the Company's natural gas utility subsidiary, completed its first full quarter of operations with sales of $27,602. Sentra has installed approximately 73,000 feet of transmission line and 17,000 feet of distribution line. As of May 12, 2000, Sentra has 56 customers, 15 of which are commercial accounts. In addition, Sentra has installed 54 risers that are awaiting the setting of meters and the commencement of service, and has an additional 93 applications from customers requesting service. Sentra expects high demand for natural gas service in its service areas because of ease of usage, economy and reliability. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major commercial segment in the economy of Sentra's service areas.

         Working capital for the period ending March 31, 2000 was a negative $2,565,509 compared to the same period in 1999, when working capital was a negative $4,019,060.

         During the period ending March 31, 2000 and compared to that same period in 1999, the changes in the composition of the Company's current assets were: cash balances increased $416,303 from $298,353 to $714,656 accounts receivable balances decreased $57,975 from $336,116 to $278,141; and inventories decreased $396,631 from $396,631 to $0. The inventory decrease was due to the divestiture of Red River Hardwoods, Inc. during 1999. Other current assets such as prepaids and notes receivable decreased $16,619 from $19,770 to $3,151. Overall, current assets decreased by $54,922 to $995,948.

         Current liabilities for the period ended March 31, 2000 were $3,561,457 compared to $5,069,930 for the period ended March 31, 1999. The majority of the decrease was due to the divestiture of Red River Hardwoods, Inc. during 1999.

         While the Company believes its cash flow resulting in operating revenues will contribute significantly to its short term financial commitments and operating costs, it has continued to refine its long term strategy in 2000 to meet the Company's financial obligations. This strategy includes:

         - INCREASING JOINT VENTURE DRILLING. Higher oil and gas prices have sparked an increased interest in partnership drilling. On
               April 30, 2000 the Company signed a partnership agreement to drill up to 8 wells in the second quarter ending June 30. Because of renewed interest in drilling the Company believes that it will be able to meet its goal of 30 wells to be drilled in 2000.

         - ACQUISITION OF REVENUE PRODUCING PROPERTIES. The Company continues to review existing oil and gas properties for sale in its areas of interest. In addition to reviewing new properties, the Company intends to complete the closing of the Ken-Tex acquisition in 2000.

         - INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM. The Company plans to expand its natural gas gathering system in 2000 by more than 50,000 feet. The Company owns wells that are shut in or experiencing production constraints due to pipeline restrictions and a 40,000 foot extension to the Kay Jay Field is planned. This will allow the Company to increase its flow of gas from wells it owns and operates, plus transport gas from wells drilled in the future. On May 5, 2000, 14,000 feet of four inch pipeline was completed and gas flow commenced from the Company's Hatfield Gap Field that allows new gas production to be marketed.

         - GOLD AND SILVER PROPERTIES. It is the Company's objective to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting its gold and silver properties. To help achieve its goal in March 2000, the Company commissioned an engineering review and an appraisal by qualified independent third parties of its gold and silver properties.

RESULTS OF OPERATIONS

         For the three month period ending March 31, 2000, the Company's gross revenues increased $1,619,466 to $2,979,595 from $1,360,129 for the same period in 1999. The majority of the increase was attributable to increased turnkey drilling operations. The Company experienced net income from continuous operations of $720,442 in this period compared to a net loss of $252,166 in the same period of 1999.

         The Company's gross revenues were derived from drilling contract revenues of $2,809,362 (94%), from natural gas and oil operations and production revenues of $142,631 (5%) and natural gas distribution of $27,602 (1%).

         The increase in gross revenues of $1,619,466 was primarily attributable to the increased in drilling activity during the period. Contract revenues from drilling activities increased by $2,482,528 from $326,834 in the first three months of 1999 to $2,809,362 in the first three months of 2000.

         During the first three months of 2000, total direct costs increased by $680,147 to $1,887,804 compared to $1,207,157 in the first three months of 1999. These direct costs included drilling and related costs for 14 natural gas wells.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   List of Documents Filed with this Report.
               -----------------------------------------
                                                                          PAGE
                                                                          ----
         (1)   Balance Sheet for the Period Ended March 31, 2000...........i

               Income Statement for the Period Ended March 31, 2000...ii-iii

               Segmented Information......................................iv


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

         3(h)* Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, changing the authorized capital of the Registration from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share. Altered Memorandum of Daugherty Resources, Inc., dated June 30, 1999, changing the authorized capital of the Company to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value. Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, altering
                Article 23.1(b) of the Company Articles by substituting a new
                Article 23.1(b) that sets forth the conditions and terms upon which the preferred shares can be converted to common stock. Filed as an exhibit to Form 8-K, for the Company for reporting an event on October 25, 1999. (File No.0-12185)


         4*     See Exhibit No. 3(a), (b). (c), (d), (e), (f), (g) and (h)

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






     SIGNATURE                           TITLE                         DATE
     ---------                           -----                         ----


/s/ William S. Daugherty      Chairman of the Board, President,    May 15, 2000
------------------------      Director of the Registrant
WILLIAM S. DAUGHERTY



James K. Klyman*               Director of the Registrant          May 15, 2000
----------------
JAMES K. KLYMAN



Charles L. Cotterell*         Director of the Registrant           May 15, 2000
---------------------
CHARLES L. COTTERELL







*By /s/William S. Daugherty
   ------------------------
        William S. Daugherty,
        Attorney-in-Fact

DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                       3/31/99          3/31/00
                                                    ------------     ------------
                                   ASSETS
                                   ------
CURRENT ASSETS
--------------
  Cash                                              $    298,353     $    714,656
  Accounts receivable                                    336,116          278,141
  Inventory                                              396,631                -
  Other current assets                                    19,770            3,151
                                                    ------------     ------------

              TOTAL CURRENT ASSETS                     1,050,870          995,948

OIL & GAS PROPERTIES (NET)                             4,637,303        6,631,337
--------------------------

MINING PROPERTY (NET)                                 11,232,229        4,450,000
---------------------

PROPERTY & EQUIPMENT (NET)                             1,737,687          113,278
-------------------------

OTHER ASSETS
------------
  Related party loans                                     96,324          389,923
  Bonds & deposits                                        54,224           41,000
  Other assets                                           266,016           98,586
  Goodwill, net of amortization of $1,163,215          1,027,357          626,349
                                                    ------------     ------------
                                                       1,443,921        1,155,858
                                                    ------------     ------------

              TOTAL ASSETS                          $ 20,102,010     $ 13,346,421
                                                    ============     ============


                LIABILITIES & STOCKHOLDER'S EQUITY
                ----------------------------------
CURRENT LIABILITIES
  Short-term loans & notes                          $    879,177     $  1,152,588
  Current portion of LT debt                           1,151,283          190,011
  Accounts payable                                     1,464,996          431,316
  Accrued liabilities                                    750,553        1,156,007
  Drilling prepayments                                   823,921          631,535
                                                    ------------     ------------

              TOTAL CURRENT LIABILITIES                5,069,930        3,561,457

LONG-TERM LIABILITIES                                  2,553,897        1,804,454
---------------------

PAYABLE TO RELATED PARTIES                                25,517           43,745
--------------------------                          ------------     ------------
                                                       7,649,344        5,409,656

MINORITY INTEREST                                              -                -
-----------------

STOCKHOLDER'S EQUITY
--------------------
  Common stock                                        21,209,821       21,745,730
  Preferred stock                                                         650,000
  Common stock subscribed                                      -          546,502
  Additional paid in capital                                   -                -
  Retained earnings (deficit)                         (8,504,989)     (15,725,909)
  Current income (loss)                                 (252,166)         720,442
                                                    ------------     ------------
                                                      12,452,666        7,936,765
                                                    ------------     ------------

              TOTAL LIABILITIES &
                STOCKHOLDER'S EQUITY                $ 20,102,010     $ 13,346,421
                                                    ============     ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited


                                             For the three month period ended

                                                           3/31/99                         3/31/00
                                                ------------------------         ---------------------------

GROSS REVENUE                                   $ 1,360,129      100.00%            $ 2,979,595      100.00%
-------------

DIRECT EXPENSES                                   1,207,157       88.75%              1,887,304       63.34%
---------------                                 -----------      -------         --------------       ------

              GROSS PROFIT                          152,972       11.25%              1,092,291       36.66%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                   93,229        6.85%                 80,786        2.71%
  Accounting & audit                                 23,826        1.75%                 12,453        0.42%
  Advertising & promotion                               536        0.04%                      -        0.00%
  Amortization                                       52,616        3.87%                 72,260        2.43%
  Bad debts                                           6,157        0.45%                      -        0.00%
  Depreciation                                       11,514        0.85%                 12,772        0.43%
  General consulting                                 31,176        2.29%                152,618        5.12%
  Insurance                                           7,554        0.56%                  6,761        0.23%
  Legal                                              30,463        2.24%                 33,936        1.14%
  Office & general                                   33,277        2.45%                 26,393        0.89%
  Payroll & property tax                             13,933        1.02%                  6,363        0.21%
  Rent                                               14,724        1.08%                 13,720        0.46%
  Repairs & maintenance                               1,316        0.10%                  3,453        0.12%
  Shareholder & investor information                  1,929        0.14%                  5,675        0.19%
  Travel & entertainment                             18,024        1.33%                 17,295        0.58%
                                                -----------      -------         --------------       ------

              TOTAL G & A EXPENSES                  340,274       25.02%                444,485       14.92%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                          4,177        0.31%                 19,524        0.66%
  Miscellaneous                                      22,295        1.64%                122,577        4.11%
  Gain (loss) on sale of equipment                        -        0.00%                      -        0.00%
  Interest expense                                  (91,336)      -6.72%                (69,465)      -2.33%
                                                -----------      -------         --------------       ------

INCOME BEFORE INCOME TAX & OTHER                   (252,166)     -18.54%                720,442       24.18%
--------------------------------
  Income tax expense (benefit)                            -        0.00%                      -        0.00%

DISCONTINUED OPERATIONS
-----------------------
  Income (loss) from discontinued operations              -        0.00%                      -        0.00%
   Gain (loss) on disposal                                -        0.00%                      -        0.00%
                                                -----------      -------            -----------       ------

              NET INCOME (LOSS)                 $  (252,166)     -18.54%            $   720,442       24.18%
                                                ===========      =======         ==============       ======


DEFICIT, beginning of period                     (8,504,989)                     $  (15,725,909)
DEFICIT, end of period                           (8,757,155)                     $  (15,005,467)


Shares outstanding                                2,183,783                           2,504,099

EARNINGS PER SHARE                                   ($0.12)                              $0.29



Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                     For the three month period ended

                                                                         3/31/99         3/31/00
                                                                       -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                                    $  (252,166)    $   720,442
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                                150,191         137,512
    Gain on sale of subsidiary                                                   -               -

    Changes in current assets & liabilities
      (Increase) decrease in:
         Accounts receivable                                                75,380         (60,273)
         Inventory                                                          35,837               -
         Other current assets                                               31,507          (3,151)
      Increase (decrease) in:
         Short-term loans & notes                                          (54,340)         (3,849)
         Accounts payable                                                  303,574        (258,841)
         Accrued liabilities                                              (100,577)        504,852
         Drilling prepayments                                              (98,589)     (1,904,929)
                                                                       -----------     -----------
              Net cash provided by (used in) operating activities           90,817        (868,237)


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Change in oil & gas properties                                           (34,200)       (825,512)
  Change in mining properties                                                    -               -
  Change in property & equipment                                            19,959         (15,989)
  Change in other assets                                                  (122,865)         45,363
                                                                       -----------     -----------
              Net cash provided by (used in) investing activities         (137,106)       (796,138)


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of common stock                                                       -         211,504
  Change in long-term liabilities                                         (198,833)         54,380
  Change in payable to related party                                        14,809        (163,960)
                                                                       -----------     -----------
              Net cash provided by (used in) financing activities         (184,024)        101,924
                                                                       -----------     -----------

NET INCREASE (DECREASE) IN CASH                                           (230,313)     (1,562,451)
-------------------------------

CASH AT BEGINNING OF PERIOD                                                528,666       2,277,107
---------------------------                                            -----------     -----------
CASH AT END OF PERIOD                                                  $   298,353     $   714,656
---------------------                                                  ===========     ===========




Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SEGMENTED INFORMATION
For the thre month period ended March 31, 2000
(United States Dollars)
Unaudited

                                                                WOOD
                                 OIL & GAS           MINING   PRODUCTS*       CORPORATE             TOTAL
                                 ---------           ------   ---------       ---------             -----

GROSS EXTERNAL REVENUE          $ 2,979,595                -        -                  -         $ 2,979,595

INTERSEGMENT REVENUES                     -                -        -                  -                   -

INTEREST REVENUE                     16,667                -        -              2,857              19,524

INTEREST EXPENSE                     48,430                -        -             21,035              69,465

DEPRECIATION                          1,772                -        -             11,000              12,772

DEPLETION                            80,000                -        -                  -              80,000

AMORTIZATION OF GOODWILL                  -                -        -             44,739              44,739

SEGMENT PROFIT (LOSS)           $   963,519                -        -           (243,077)        $   720,442
                                ===========        =========   ======        ===========         ===========

SEGMENT ASSETS                  $ 6,631,337        4,450,000        -          2,265,084         $13,346,421
                                ===========        =========   ======        ===========         ===========

EXPENDITURES FOR SEGMENT
      ASSETS                    $   825,512                -        -             15,989         $   841,501
                                ===========        =========   ======        ===========         ===========

*Discontinued operation

Unaudited-Internally prepared by Company management