Form 10QSB
period 2000-06-30
DAUGHERTY RESOURCES INC
filed 2000-08-14
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO
                                           ------------  -----------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (859) 263-3948

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
         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 2000, WAS 2,913,030.

         Transitional Small Business Disclosure Format (check one): Yes    No X.
                                                                       ---   ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages i through iv of this Report, and is incorporated herein by reference.

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

LIQUIDITY

         The Company continues its tradition of realizing revenues from its oil and gas operations. For the six months ending June 30, 2000, the Company drilled seventeen wells (4.30 net wells) (fourteen natural gas wells, three wells capable of producing both oil and natural gas) completed eight natural gas wells and extended its gathering system by 17,760 feet. By comparison, for the same period of 1999, the Company drilled four natural gas wells (1.95 net wells). Drilling operations for the first six months of 2000 were primarily related to a joint venture on the Company's farmout acreage acquired from Equitable Resources Energy Corporation, now Equitable Production Company.

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

         The Company acquired wells in two acquisitions in the last quarter of 1999. One transaction was with Environmental Energy, Inc., and its affiliated limited partnerships, which closed on October 21, 1999 and allowed the

Company to acquire interests in 41 oil and gas wells located in Kentucky, Louisiana and Tennessee. On October 13, 1999 the Company agreed to purchase from Ken-Tex Oil & Gas, Inc. 50% interest in 24 natural gas wells located in Knox County, Kentucky together with gathering systems, easements and operating rights for $425,000 payable in 191,519 shares of restricted common stock valued at $2.2191 per share. Because of the ownership structure of the well interests the transaction was originally designed to be a three part closing. As of June 30, 2000 four closing have been conducted and a total of 165,588 shares of stock had been issued in connection with the acquisition. Additional interests may be acquired in subsequent closings for which the company is prepared to issue up to an additional 25,931 shares of stock.

         On June 22, 2000, the Company announced that it had discovered a new oil and gas field on a 5,000-acre tract located in Bell County, Kentucky. The Company acquired the drilling rights to the tract in April of 1998 from Equitable Production Company, formerly Equitable Resources Energy Company.

         During the second quarter, the Company completed the acquisition of an oil and gas lease from J. M. Huber Corporation covering 12,300 acres located in Claiborne County, Tennessee. The lease is adjacent to the 5,000-acre tract located in Bell County, Kentucky.

         The Company has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of the Company's revenues have been from its activities as "turnkey driller" and operator of various drilling programs in the Appalachian Basin. During the first six months of 2000, approximately 91% of the Company's revenues were derived from joint venture drilling.

         Through the end of the second quarter, the Company has drilled 17 wells, which represent approximately 57% of its announced goal of 30 wells for fiscal year 2000. While the Company's working interest in the wells that it drills varies from well to well, for the three (3) wells drilled quarter ending June 30, 2000, it increased its average working interest to 33.33%. The Company expects that it will drill an additional 13 wells during the last two quarters of 2000 and maintain working interests ranging from 15% to 50% of each well it drills.

         As of June 30, 2000, Sentra Corporation, the Company's natural gas utility subsidiary, completed its first full six months of operations with sales of $36,309. Sentra has installed approximately 75,100 feet of transmission line and 18,500 feet of distribution line. As of August 11, 2000, Sentra had 81 customers, 15 of which are commercial accounts. In addition, Sentra has installed 67 risers that are awaiting the setting of meters and the commencement of service, and has an additional 94 applications from customers requesting service. Sentra expects high demand for natural gas service in its service areas because of ease of usage, economy and reliability. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major commercial segment in the economy of Sentra's service areas and as of August 11, 2000, Sentra is running a service line to one chicken broiler house complex and in negotiations with several other owners of similar operations to provide natural gas service. By the end of the third quarter, Sentra expects to be providing natural gas service to at least four such complexes with a total of 20 broiler houses an increase of 150% over the eight (8) houses it serviced at the end of the second quarter. Each broiler house consumes the rough equivalent of 7 average residences

         Working capital for the period ending June 30, 2000 was a negative $2,885,714 compared to the same period in 1999, when working capital was a negative $2,342,765.

         During the period ending June 30, 2000 and compared to that same period in 1999, the changes in the composition of the Company's current assets were: cash balances increased $36,692 from $296,775 to $333,467; accounts receivable balances increased $124,970 from $64,798 to $189,768; Other current assets such as prepaids and notes receivable decreased $525,561 from $530,000 to $4,439. The majority of the decrease was due to the divestiture of Red River Hardwoods, Inc. during 1999. Overall, current assets decreased by $363,899 to $527,674.

         Current liabilities for the period ended June 30, 2000 were $3,413,388 compared to $3,234,338 for the period ended June 30, 1999.

         While the Company believes its cash flow resulting in operating revenues will contribute significantly to its short term financial commitments and operating costs, it has continued to refine its long term strategy in 2000 to meet the Company's financial obligations. This strategy includes:

         o INCREASING JOINT VENTURE DRILLING. Higher oil and gas prices have sparked an increased interest in partnership drilling. The Company drilled three (3) wells during the second quarter pursuant to the terms of a partnership agreement dated April 30, 2000. On August 3, 2000, the Company signed a partnership agreement and turnkey drilling and operating agreement to drill up to 11 wells by March 31, 2001. The Company is also in negotiations with other parties interested in drilling wells during the remaining of fiscal year 2000. Because of the level of interest in drilling the Company believes that it will meet its goal of drilling 30 wells during 2000.

         o ACQUISITION OF REVENUE PRODUCING PROPERTIES. The Company continues to review existing oil and gas properties for sale in its areas of interest. In addition to reviewing new properties, the Company intends to finalize the Ken-Tex acquisition in 2000.

         o INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM. The Company's plan to expand its natural gas gathering system in 2000 by more than 50,000 feet is progressing. On May 5, 2000, 14,000 feet of four-inch pipeline was completed and gas flow commenced from the three wells located in the Company's Hatfield Gap Field. The Company owns wells in its Kay Jay Field that are shut in or experiencing production constraints due to pipeline restrictions and a 40,000-foot gathering line extension to the Kay Jay Field is planned.
           The Company has secured a portion of the right of way along the proposed route for the gathering line extension and is in negotiations for the remainder of the right of way. It is anticipated that construction on the line will be completed prior to the end of 2000. This extension will allow the Company to increase its flow of gas from wells it owns and operates, plus transport gas from wells it drills in the future.

         o GOLD AND SILVER PROPERTIES. It is the Company's objective to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties. To help achieve its goal in March 2000, the Company commissioned an engineering review and an appraisal by qualified independent third parties of its gold and silver properties, which were completed early in the second quarter.

RESULTS OF OPERATIONS

         For the six-month period ending June 30, 2000, the Company's gross revenues increased $3,397,644 to $3,937,25595 from $539,611 for the same period in 1999. The majority of the increase was attributable to increased turnkey drilling operations. The Company experienced net income from continuous operations of $528,491 in this period compared to a net income of $177,509 in the same period of 1999.

         The Company's gross revenues were derived from drilling contract revenues of $3,575,797 (91%), from natural gas and oil operations and production revenues of $325,149 (8%) and natural gas distribution of $36,309 (1%).

         The increase in gross revenues of $3,397,644 was primarily attributable to the increased in drilling activity during the period. Contract revenues from drilling activities increased by $3,248,963 from $326,834 in the first six months of 1999 to $3,575,797 in the first three months of 2000.

         During the first six months of 2000, total direct costs increased by $2,216,428 to $2,619,834 compared to $403,406 in the first six months of 1999. These direct costs included drilling and related costs for 17 natural gas wells.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 5. OTHER INFORMATION.

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) List of Documents Filed with this Report.
                                                                          PAGE
                                                                          ----
         (1) Balance Sheet for the Period Ended June 30, 2000............   i
             Income Statement for the Period Ended June 30, 2000......... ii-iii
             Segmented Information.......................................   iv
             Computation of Per Share Earnings...........................   v

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2) Exhibits--

         The exhibits indicated by an asterisk (*) are incorporated by reference.

  EXHIBIT
  NUMBER    DESCRIPTION OF EXHIBIT

   3(a)* Memorandum and Articles for Catalina Energy & Resources Ltd., a British Columbia corporation, dated January 31, 1979, filed as an exhibit to Form 10 Registration Statement filed May 25, 1984. (File No. 0-12185).

   3(b)* Certificate for Catalina Energy & Resources Ltd., a British Columbia corporation, dated November 27, 1981, changing the name of Catalina Energy & Resources Ltd. to Alaska Apollo Gold Mines Ltd., and further changing the authorized capital of the Company from 5,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share, filed as an exhibit to Form 10 Registration Statement filed May 25, 1984. (File No. 0-12185).

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

   3 (h)* Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, changing the authorized capital of the Registration from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share. Altered Memorandum of Daugherty Resources, Inc., dated June 30, 1999, changing the authorized capital of the Company to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value. Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, altering
            Article 23.1(b) of the Company Articles by substituting a new
            Article 23.1(b) that sets forth the conditions and terms upon which the preferred shares can be converted to common stock. Filed as an exhibit to Form 8-K, for the Company for reporting an event on October 25, 1999. (File No.0-12185).


   4*       See Exhibit No. 3(a), (b), (c), (d), (e), (f), (g) and (h).

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

   11       Computation of Per Share Earnings.

   24       Powers of Attorney.

   27       Financial Data Schedule.

   (b)*     Reports on Form 8-K.
            None

   (c)      Financial Statement Schedules.

            No schedules are required, as all information required has been presented in the unaudited financial statements.

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


Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




        SIGNATURE                           TITLE                             DATE
        ---------                           -----                             ----
/s/ William S. Daugherty          Chairman of the Board, President,
--------------------------           Director of the Registrant            August 14, 2000
    William S. Daugherty



/s/ James K. Klyman *                Director of the Registrant            August 14, 2000
--------------------------
    James K. Klyman



/s/ Charles L. Cotterell *           Director of the Registrant            August 14, 2000
--------------------------
    Charles L. Cotterell




*By /s/ William S. Daugherty
    ------------------------
        William S. Daugherty
        Attorney-in-Fact


DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                      6/30/99      6/30/00
                                                   ------------ ------------
                                   ASSETS

CURRENT ASSETS
  Cash                                             $    296,775 $    333,467
  Accounts receivable                                    64,798      189,768
  Inventory                                                  --           --
  Other current assets                                  530,000        4,439
                                                   ------------ ------------

           TOTAL CURRENT ASSETS                         891,573      527,674

OIL & GAS PROPERTIES (NET)                            4,614,704    6,877,934

MINING PROPERTY (NET)                                11,232,229    4,450,000

PROPERTY  & EQUIPMENT (NET)                             103,327      258,663

OTHER ASSETS
  Related party loans                                   256,427      317,661
  Bonds & deposits                                       41,000       41,000
  Other assets                                           99,297      110,586
  Goodwill, net of amortization of $1,207,954           760,567      581,610
                                                   ------------ ------------
                                                      1,157,291    1,050,857
                                                   ------------ ------------

           TOTAL ASSETS                            $ 17,999,124 $ 13,165,128
                                                   ============ ============


                    LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term loans & notes                         $  1,029,177 $  1,140,588
  Current portion of LT debt                            141,000      158,908
  Accounts payable                                      441,073      349,251
  Accrued liabilities                                   794,167    1,149,550
  Drilling prepayments                                  828,921      615,091
                                                   ------------ ------------

           TOTAL CURRENT LIABILITIES                  3,234,338    3,413,388

LONG-TERM LIABILITIES                                 1,591,902    1,863,298

PAYABLE TO RELATED PARTIES                              181,219       43,745
                                                   ------------ ------------
                                                      5,007,459    5,320,431

MINORITY INTEREST                                            --           --

STOCKHOLDER'S EQUITY
  Common stock                                       21,319,145   22,318,618
  Preferred stock                                                    650,000
  Common stock subscribed                                    --       73,497
  Additional paid in capital                                 --           --
  Retained earnings (deficit)                        (8,504,989) (15,725,909)
  Current income (loss)                                 177,509      528,491
                                                   ------------ ------------
                                                     12,991,665    7,844,697
                                                   ------------ ------------

           TOTAL LIABILITIES &
             STOCKHOLDER'S EQUITY                  $ 17,999,124 $ 13,165,128
                                                   ============ ============


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                                For the six month period ended
                                                              6/30/99                     6/30/00
                                                      ---------------------       ----------------------

GROSS REVENUE                                         $   539,611    100.00%      $  3,937,255    100.00%

DIRECT EXPENSES                                           403,406     74.76%         2,619,834     66.54%
                                                      -----------    ------       ------------    ------

           GROSS PROFIT                                   136,205     25.24%         1,317,421     33.46%

GENERAL & ADMINISTRATIVE EXPENSES
  Salaries & wages                                        184,088     34.11%           229,655      5.83%
  Accounting & audit                                       44,969      8.33%            45,209      1.15%
  Advertising & promotion                                      --      0.00%                --      0.00%
  Amortization                                             89,478     16.58%           116,999      2.97%
  Bad debts                                                    --      0.00%                --      0.00%
  Depreciation                                             20,400      3.78%            29,544      0.75%
  General consulting                                       30,530      5.66%           207,560      5.27%
  Insurance                                                14,588      2.70%            13,499      0.34%
  Legal                                                    79,498     14.73%            51,524      1.31%
  Office & general                                         59,109     10.95%             5,893      0.15%
  Payroll & property tax                                    9,839      1.82%            29,585      0.75%
  Rent                                                     28,444      5.27%            22,440      0.57%
  Repairs & maintenance                                     2,622      0.49%             6,100      0.15%
  Shareholder & investor information                        8,340      1.55%            18,636      0.47%
  Travel & entertainment                                   21,492      3.98%            46,721      1.19%
                                                      -----------    ------       ------------    ------

           TOTAL G & A EXPENSES                           593,397    109.97%           823,365     20.91%

OTHER INCOME (EXPENSE)
  Interest & dividend income                               27,277      5.05%            30,863      0.78%
  Miscellaneous                                                --      0.00%           126,895      3.22%
  Gain (loss) on sale of equipment                             --      0.00%             8,354      0.21%
  Interest expense                                        (86,944)   -16.11%          (131,677)    -3.34%
                                                      -----------    ------       ------------    ------

INCOME BEFORE INCOME TAX & OTHER                         (516,859)   -95.78%           528,491     13.42%

  Income tax expense (benefit)                                 --      0.00%                --      0.00%

DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations             (238,904)   -44.27%                --      0.00%
   Gain (loss) on disposal                                933,272    172.95%                --      0.00%
                                                      -----------    ------       ------------    ------

           NET INCOME (LOSS)                          $   177,509     32.90%      $    528,491     13.42%
                                                      ===========    ======       ============    ======


DEFICIT, beginning of period                           (8,504,989)                $(15,725,909)
DEFICIT, end of period                                 (8,327,480)                $(15,197,418)


Shares outstanding                                      2,272,182                    2,545,540

EARNINGS PER SHARE                                    $      0.08                 $       0.21


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                            For the six month period ended
                                                                             6/30/99                6/30/00
                                                                           -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ 177,509           $   528,491
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation, depletion, & amortization                                    205,878               306,543
    Gain on sale of subsidiary                                                (963,731)                   --

    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                                                     74,689                28,100
        Inventory                                                                   --                    --
        Other current assets                                                  (487,795)               (4,439)
      Increase (decrease) in:
        Short-term loans & notes                                               887,348               (15,849)
        Accounts payable                                                      (128,749)             (340,905)
        Accrued liabilities                                                     33,892               498,395
        Drilling prepayments                                                   (96,589)           (1,921,373)
                                                                             ---------           -----------
            Net cash provided by (used in) operating activities               (297,548)             (921,037)


CASH FLOWS FROM INVESTING ACTIVITIES
  Change in oil & gas properties                                               (59,602)           (1,152,109)
  Change in mining properties                                                       --                    --
  Change in property & equipment                                                (1,322)             (178,146)
  Change in other assets                                                       120,793                 5,842
                                                                             ---------           -----------
            Net cash provided by (used in) investing activities                 59,869            (1,324,413)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                     109,324               311,387
  Change in long-term liabilities                                             (516,473)               82,121
  Change in payable to related party                                           445,847               (91,698)
                                                                             ---------           -----------
            Net cash provided by (used in) financing activities                 38,698               301,810
                                                                             ---------           -----------

NET INCREASE (DECREASE) IN CASH                                               (198,981)           (1,943,640)
                                                                                                 -----------

CASH AT BEGINNING OF PERIOD                                                    495,756             2,277,107
                                                                             ---------           -----------
CASH AT END OF PERIOD                                                        $ 296,775           $   333,467
                                                                             =========           ===========


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SEGMENTED INFORMATION
For the six month period ended June 30,2000
(United States Dollars)
Unaudited

                                                             WOOD
                                     OIL & GAS    MINING   PRODUCTS*  CORPORATE    TOTAL
                                     ---------    ------   ---------  ---------    -----
GROSS EXTERNAL REVENUE              $3,937,255         --     --           --  $ 3,937,255

INTERSEGMENT REVENUES                       --         --     --           --           --

INTEREST REVENUE                        21,711         --     --        9,152       30,863

INTEREST EXPENSE                        89,392         --     --       42,285      131,677

DEPRECIATION                            29,544         --     --           --       29,544

DEPLETION                              160,000         --     --           --      160,000

AMORTIZATION OF GOODWILL                    --         --     --       89,478       89,478


SEGMENT PROFIT (LOSS)               $  986,154         --     --     (457,663) $   528,491
                                    ==========  =========    ===    =========  ===========


SEGMENT ASSETS                      $6,877,934  4,450,000     --    1,837,194  $13,165,128
                                    ==========  =========    ===    =========  ===========
EXPENDITURES FOR SEGMENT
      ASSETS                        $1,152,109         --     --      178,146  $ 1,330,255
                                    ==========  =========    ===    =========  ===========


*Discontinued operation.

Unaudited-Internally prepared by Company management