Form 10QSB
period 2000-09-30
DAUGHERTY RESOURCES INC
filed 2000-11-14
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 2000, WAS 3,212,387.

         Transitional Small Business Disclosure Format (check one):
       Yes         No  X .
           -----      ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages i through vi of this Report, and is incorporated herein by reference.

         The accompanying unaudited consolidated financial statements have been internally prepared by the management of Daugherty Resources, Inc. ("Daugherty Resources") and in the opinion of management, represent a fair presentation of the financial position of Daugherty Resources for the interim period. These interim unaudited consolidated financial statements should be read in conjunction with the Daugherty Resources' audited consolidated financial statements and notes thereto filed on Form 10-KSB for the year ended
December 31, 1999, previously filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the financial condition and results of operations of Daugherty Resources. This discussion should be read in conjunction with the Financial Statements of Daugherty Resources described in Item 1 of this Report.

         Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward looking statements. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of Daugherty Resources to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of Daugherty Resources will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties as more particularly set forth below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

         Daugherty Resources, formerly Alaska Apollo Resources Inc., is a diversified natural resources company with assets in oil and gas, and gold prospects. Originally formed in 1979 to develop gold properties, Daugherty Resources in the fourth quarter of 1993, acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. ("Daugherty Petroleum").

         Since acquiring Daugherty Petroleum, Daugherty Resources has increased its gas and oil reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells in the Appalachian Basin through joint ventures and drilling programs, where Daugherty Petroleum, is the primary decision maker. Daugherty Resources continues to aggressively seek acquisitions and drilling programs; however, there can be no assurance that additional acquisitions or drilling will occur in 2000.

LIQUIDITY

         Daugherty Resources primarily funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships and the sale of stock. Operational cash flow is generated by sales of natural gas and oil from interests owned in wells, operations of partnership wells, and drilling and completions for Daugherty Resources sponsored partnerships and joint ventures.

         Daugherty Resources continues to review additional opportunities for acquisitions of oil and gas properties. Previous acquisitions have been completed using the stock of Daugherty Resources to pay for the acquisitions. If the value of Daugherty Resources stock should decrease future acquisitions using stock may not be possible.

         Working capital for the period ending September 30, 2000 was a negative $3,017,802 compared to the same period in 1999, when working capital was a negative $1,826,603. During the period ending September 30, 2000 and compared to that same period in 1999, current assets decreased by $662,010 to $655,323. The changes in the composition of Daugherty Resources' current assets were: cash balances decreased $185,923 from $646,535 to $460,616; accounts receivable balances increased $48,187 from $140,798 to $188,985; other current assets such as prepaids and notes receivable decreased $524,274 from $530,000 to $5,726. The majority of the decrease was due to the divestiture of Red River Hardwoods, Inc. during 1999.

         Current liabilities for the period ended September 30, 2000 were $3,673,125 compared to $3,143,936 for the period ended September 30, 1999. The increase was primarily due to an increase in accounts payable and accrued expenses of $401,627 from $1,293,855 to $1,695,482 at September 30, 2000.

         On August 26, 1998, Daugherty Petroleum obtained a $1,000,000 line of credit from Compass Bank, Houston, Texas, secured by a first mortgage on producing gas properties. Daugherty Petroleum makes interest only monthly payments at a variable interest rate as published in the Wall Street Journal's Money Rate Table plus one percent. Since the inception of the line of credit, it has been periodically renewed. The maturity date of the current extension is January 1, 2001. Daugherty Petroleum anticipates that the line of credit will be renewed when it matures or that the line of credit will be replaced with a new source of financing that will allow Daugherty Petroleum to pay off Compass Bank and possibly increase the line of credit. There can be no assurance that Daugherty Petroleum will obtain an extension from Compass Bank on favorable terms or secure new financing from another source prior to January 1, 2001.

         To obtain additional working capital, on September 14, 2000, Daugherty Resources sold 159,194 shares of common stock for $ 2.31 per share pursuant to three private placement agreements. While management believes that it can sell additional shares of stock to provide additional liquidity, there can be no assurance of the price that Daugherty Resources will receive for future sales.

         Daugherty Resources has incurred losses over the past several years both from operations and from write-down of its gold properties. While Daugherty Resources believes its cash flow resulting from operating revenues will contribute significantly to its short-term financial commitments, it has and continues to take steps to reduce losses and increase cash flow from operations. The following actions have been taken or are being pursued:

         - INCREASING JOINT VENTURE DRILLING. Daugherty Petroleum drilled five (5) wells during the third quarter that increased its drilling revenue and will increase future revenue from production. Up to nine (9) wells remain to be drilled on a partnership agreement and drilling and operating agreement dated August 3, 2000. These wells, to the extent funded by the partnership, must be drilled and completed by March 31, 2001. Daugherty Petroleum is sponsoring a limited partnership to drill up to 10 well and is co-sponsor of an additional partnership to drill up to 15 wells. Furthermore, Daugherty Petroleum is in negotiations with several other parties regarding partnerships or joint ventures to drill additional wells. All of these wells if funded would be required to be drilled and completed by March 31, 2001. While there can be no assurance as to the number of wells that will be contracted for, management is confident that at least 20 wells will be drilled and completed and that the contract price for those wells will result in increased drilling revenue during the last quarter of 2000 and the first quarter of 2001 and in increased revenue from natural gas and oil operations and production revenue commencing in the first quarter of 2001.

         - ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review producing oil and gas properties for acquisition. In addition to reviewing new properties, Daugherty Resources intends to finalize the Ken-Tex acquisition in late 2000 or early 2001.

         -        INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM.
                  Daugherty Petroleum's plan to expand its natural gas gathering system by more than 50,000 feet during 2000 has been exceeded with the addition of more than 84,000 feet in four-inch line. On May 5, 2000, 14,000 feet of four-inch pipeline was completed and gas flow commenced from wells located in Daugherty Petroleum's Fonde Oil and Gas Field. On November 6, 2000, Daugherty Petroleum completed the construction of a 70,000 foot addition to its gathering line system consisting of four-inch lines that run from its Kay Jay Field to its Bryant Store compression station. In addition, Daugherty Petroleum, on November 10, 2000 upgraded compression at its Bryant Store station. These changes will eliminate existing production constraints in the Kay Jay Field. Management anticipates that the changes will also permit Daugherty Petroleum to transport gas from wells it expects to drill in the future. The increased sales resulting from additional gas being moved to market will result in increased cash flow.

         - INCREASE IN NATURAL GAS PRICES. Daugherty Petroleum entered into a natural gas sales contract effective November 1, 2000 for 1,000 decatherms (1000 British Thermal Units) per day with Nami Resources Company, LLC of London, Kentucky for gas deliveries through October 31, 2001. This contract will net $5.13 per mcf (1000 cubic feet) and represents a more than 100% increase in the price contained in the previous agreement with Nami Resources that expired October 31, 2000. The balance of gas produced by Daugherty Petroleum is being sold pursuant to agreements containing pricing provisions tied to monthly indexes. Management anticipates that sales of natural gas under these agreements will result in increased cash flow; however, there can be no assurances that current natural gas pricing will continue at the present levels.

         - GOLD AND SILVER PROPERTIES. It is Daugherty Resources' objective to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting its gold and silver properties. An engineering review and an appraisal by qualified independent third parties of its gold and silver properties were completed early in the second quarter of 2000.

         Should Daugherty Resources be unable to achieve its projected cash flow from operations, additional financing or sale of oil and gas properties could be necessary. Daugherty Resources believes that it could sell oil and gas properties or obtain financing, although, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

RESULTS OF OPERATIONS

         For the nine-month period ending September 30, 2000, Daugherty Resources' gross revenues increased $4,485,823 to $5,458,972 from $973,149 for the same period in 1999. The majority of the increase was attributable to increased drilling operations, which increased by $4,252,822 from $618,495 for the first nine months of 1999 to $4,871,317 for the first nine months of 2000. Daugherty Resources experienced income from continuous operations of $135,761 in this period compared to a net loss of $747,445 in the same period of 1999.

         Daugherty Resources' gross revenues for the nine-month period ending September 30, 2000 were derived from drilling revenues of $4,871,317 (89%), from natural gas and oil production and operating revenues of $548,620 (10%) and natural gas distribution of $39,035 (1%), while its gross revenues for the comparable period in 1999 were derived from drilling revenues of $618,495 (64%) and natural gas and oil production and operating revenues of $354,654 (36%). There were no revenues from natural gas distribution during the comparable period in 1999. Revenues from drilling operations for the nine-month period ending September 30, 2000 were up 688% over the comparable period in 1999, while revenues from natural gas and oil production and operating revenues increased 55%.

         During the first nine months of 2000, total direct costs increased by $2,851,101 to $3,592,620 compared to $741,519 in the first nine months of 1999. These direct costs included drilling and related costs for 23 natural gas wells and completion of 15 wells.

         For the nine months ending September 30, 2000, Daugherty Petroleum drilled a total of twenty-three wells (5.942 net wells) (twenty natural gas wells, three wells capable of producing both oil and natural gas) completed fifteen natural gas wells and extended its gathering system by 26,560 feet. By comparison, for the same period of 1999, Daugherty Petroleum drilled six natural gas wells (2.61 net wells), and completed five. Drilling operations for the first nine months of 2000 were primarily related to joint ventures on farmout acreage acquired from Equitable Production Company. The 23 wells that Daugherty Petroleum has drilled represent approximately 77% of its announced goal of 30 wells for fiscal year 2000. While Daugherty Petroleum's working interest in the wells that it drills varies from well to well, for the five (5) wells drilled in the quarter ending September 30, 2000, its average working interest was 33.33%. Daugherty Petroleum expects that it will drill an additional seven (7) wells during the last quarter of 2000 and maintain working interests ranging from 25% to 33.33% in each well it drills.

         Of the 23 wells drilled during as of September 30, 2000, 14 were successful oil and gas wells located on Daugherty Petroleum's newly discovered Fonde Oil and Gas Field. The wells are on acreage located in Bell County, Kentucky, to which Daugherty Resources acquired drilling rights in April of 1998 from Equitable Production Company.

         During the second quarter of 2000, Daugherty Petroleum completed the acquisition of an oil and gas lease from J. M. Huber Corporation covering 12,300 acres, which is adjacent to the Fonde Oil and Gas Field.

         On October 13, 1999 Daugherty Petroleum agreed to purchase from Ken-Tex Oil & Gas, Inc. 50% interest in 24 natural gas wells located in Knox County, Kentucky, together with gathering systems, easements and operating rights for $425,000 payable in 191,519 shares of restricted common stock valued at $2.2191 per share. Because of the ownership structure of the well interests the transaction was originally designed to be a three part closing. As of September 30, 2000 four closing have been conducted and a total of 165,588 shares of stock had been issued in connection with the acquisition. Additional interests may be acquired in subsequent closings for which Daugherty Resources is prepared to issue up to an additional 25,931 shares of stock.

         As of September 30, 2000, Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, completed its first full nine months of operations with sales of $39,035. Sentra has installed approximately 83,800 feet of distribution line and 19,345 feet of service line. As of November 10, 2000, Sentra had 128 customers, 15 of which are commercial accounts. In addition, Sentra has installed 20 risers that are awaiting the setting of meters and the commencement of service, and has an additional 138 applications from customers requesting service. Sentra expects high demand for natural gas service in its service areas because of ease of usage, economy and reliability. As of November 10, 2000, Sentra had completed construction of the distribution lines to two additional chicken broiler houses bringing the total of chicken broiler houses connected to its system to 18. Each broiler house consumes the rough equivalent of seven (7) average residences

                                     PART II

                                OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS.

         None.

ITEM 5.  OTHER INFORMATION.

         On September 19, 2000, Daugherty Resources filed an S-3 Registration Statement to register a total of 747,812 shares of common stock issued pursuant to several private placements and in regard to the December, 1999 divesture of Red River Hardwoods, a wholly owned subsidiary. On October 27, 2000, the Securities and Exchange Commission issued comments on the S-3 and various documents incorporated by reference. Daugherty Resources is currently in the process of preparing its response and amendment and believes all comments will be satisfactorily addressed during December 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  List of Documents Filed with this Report.                   PAGE
              ----------------------------------------

         (1)  Balance Sheet for the Period Ended June 30, 2000   ......  i
              Income Statement for the Period Ended June 30, 2000......  ii-iv
              Segmented Information...................................   v

              Computation of Per Share Earnings........................  vi

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

            3(b)* Certificate for Catalina Energy & Resources Ltd., a British Columbia corporation, dated November 27, 1981, changing the name of Catalina Energy & Resources Ltd. to Alaska Apollo Gold Mines Ltd., and further changing the authorized capital of Daugherty Resources from 5,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share, filed as an exhibit to Form 10 Registration Statement filed May 25, 1984. File No. 0-12185.

            3(c)* Certificate of Change of Name for Alaska Apollo Gold Mines Ltd., a British Columbia corporation, dated October 14, 1992, changing the name of Alaska Apollo Gold Mines Ltd. to Alaska Apollo Resources Inc., and further changing the authorized capital of Daugherty Resources from 20,000,000 shares of common stock, without par value per share, to 6,000,000 shares of common stock, without par value per share.

            3(d)* Altered Memorandum of Alaska Apollo Resources Inc., a British Columbia corporation, dated September 9, 1994, changing the authorized capital of Daugherty Resources from 6,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share.

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

          3(g)* Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 25, 1998, changing the authorized preferred stock of the Registrant from 6,000,000 shares of preferred stock, without par value per share, to 1,200,000 shares of preferred stock, without par value. Filed as an exhibit to Form 8-K, by Daugherty Resources for reporting an event on June 29, 1998. (File No.0-12185).

          3 (h)* Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, changing the authorized capital of the Registration from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share. Altered Memorandum of Daugherty Resources, Inc., dated June 30, 1999, changing the authorized capital of Daugherty Resources to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value. Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, altering
                    Article 23.1(b) of Daugherty Resources Articles by substituting a new Article 23.1(b) that sets forth the conditions and terms upon which the preferred shares can be converted to common stock. Filed as an exhibit to Form 8-K, for Daugherty Resources for reporting an event on October 25, 1999. (File No.0-12185)


          4*        See Exhibit No. 3(a), (b). (c), (d), (e), (f), (g) and (h)

          10(a)* Alaska Apollo Resources Inc. 1997 Stock Option Plan, filed as Exhibit 10(a) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1996. (File No. 0-12185).

          10(b)* Incentive Stock Option Agreement by and between Alaska Apollo Resources Inc. and William S. Daugherty dated March 7, 1997, filed as Exhibit 10(b) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1996. (File No. 0-12185).

          10(c)* Agreement of Purchase and Sale by and between Environmental Energy Partners I, Ltd., Environmental Energy Partners II, Ltd, Environmental Operating Partners, Ltd., Environmental Holding, LLC, Environmental Processing Partners, Ltd., Environmental Energy, Inc., and Environmental Operating, Inc., as Sellers and Daugherty Petroleum, Inc., as Buyer, and Daugherty Resources, Inc. as Accommodating Party, dated as of January 26, 1999, filed as an Exhibit to Form 8-K by Daugherty Resources for reporting an event on May 25, 1999 (File No. 0-12185).

          10(d)* Agreement for the Purchase and Sale by and between H&S Lumber, Inc., Buyer, and Daugherty Petroleum, Inc., Seller, for the sale of Red River Hardwoods, Inc., an 80% subsidiary of

                    Daugherty Petroleum, Inc., which was effective June 30, 1999, and closed December 1, 1999, filed as Exhibit 10.1 to Form 8-K by Daugherty Resources for reporting an event on December 9, 1999 (File No. 0-12185).

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

                                          DAUGHERTY RESOURCES, INC.


                                          By:  /s/ William S. Daugherty
                                               ------------------------
                                                William S. Daugherty, President


Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




      SIGNATURE                           TITLE                     DATE
      ---------                           -----                     ----


/s/ William S. Daugherty      Chairman of the Board, President,
------------------------        Director of the Registrant        November 13, 2000
William S. Daugherty

/s/ James K. Klyman *           Director of the Registrant        November 13, 2000
-------------------
James K. Klyman

/s/ Charles L. Cotterell *      Director of the Registrant        November 13, 2000
------------------------
Charles L. Cotterell






*By  /s/ William S. Daugherty
------------------------------
        William S. Daugherty
        Attorney-in-Fact




DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED BALANCE SHEET
(United States Dollars)
Unaudited

                                                                           09/30/00                  09/30/99
                                                                        ------------             ------------
                                      ASSETS
                                     --------
CURRENT ASSETS
--------------
      Cash                                                              $    460,612                  646,535
      Accounts receivable                                                    188,985                  140,798
      Inventory                                                                 --                       --
      Other current assets                                                     5,726                  530,000
                                                                        ------------             ------------

               TOTAL CURRENT ASSETS                                          655,323                1,317,333

OIL & GAS PROPERTIES (NET)                                                 7,263,178                4,582,621
--------------------------

MINING PROPERTY (NET)                                                      4,450,000               11,232,229
--------------------

PROPERTY & EQUIPMENT (NET)                                                   253,662                   93,127
--------------------------

OTHER ASSETS
------------
      Related party loans                                                    367,495                   95,706
      Bonds & deposits                                                        41,000                   41,000
      Other assets                                                            98,586                  317,450
      Goodwill, net of amortization of $1,163,215                            536,871                  715,828
                                                                        ------------             ------------
                                                                           1,043,952                1,169,984
                                                                        ------------             ------------

               TOTAL ASSETS                                             $ 13,666,115               18,395,294
                                                                        ============             ============


                                           LIABILITIES & STOCKHOLDER'S EQUITY
                                           ----------------------------------

CURRENT LIABILITIES
-------------------
      Short-term loans & notes                                          $  1,136,594                1,029,165
      Current portion of LT debt                                             225,958                  138,656
      Accounts payable                                                       544,425                  424,702
      Accrued liabilities                                                  1,151,057                  869,153
      Drilling Prepayments                                                   615,091                  682,260
                                                                        ------------             ------------

               TOTAL CURRENT LIABILITIES                                   3,673,125                3,143,936

LONG-TERM LIABILITIES                                                      1,746,199                2,450,938
---------------------

PAYABLE TO RELATED PARTIES                                                    43,745                   17,571
--------------------------                                              ------------             ------------
                                                                           5,463,069                5,612,445
MINORITY INTEREST
-----------------                                                               --                       --

STOCKHOLDER'S EQUITY
--------------------
      Common stock                                                        22,726,199               21,352,915
      Preferred stock                                                        646,500                     --
      Common stock subscribed                                                420,495                     --
      Additional paid in capital                                                --                       --
      Retained earnings (deficit)                                        (15,725,909)              (8,504,989)
      Current income (loss)                                                  135,761                  (65,077)
                                                                        ------------             ------------
                                                                           8,203,046               12,782,849
                                                                        ------------             ------------

               TOTAL LIABILITIES &
                   STOCKHOLDER'S EQUITY                                 $ 13,666,115             $ 18,395,294
                                                                        ============             ============

  Unaudited - Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                                           For the three month period ended

                                                                   09/30/2000                               09/30/1999
                                                       ------------------------------------     ----------------------------------

GROSS REVENUE                                                $  1,521,717             100.00%    $    433,538              100.00%
-------------

DIRECT EXPENSES                                                   972,786               63.93%        338,113               77.99%
---------------                                              ------------        -------------   ------------        -------------

      GROSS PROFIT                                                548,931               36.07%         95,425               22.01%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
    Salaries & Wages                                              210,872               13.86%         58,253               13.44%
    Accounting & audit                                             24,470                1.61%          7,000                1.61%
    Advertising & promotion                                         1,467                0.10%           --                  0.00%
    Amortization                                                   44,739                2.94%         44,739               10.32%
    Bad debts                                                        --                  0.00%           --                  0.00%
    Depreciation                                                   14,572                0.96%         10,200                2.35%
    General consulting                                            344,563               22.64%          3,850                0.89%
    Insurance                                                      12,001                0.79%         10,118                2.33%
    Legal                                                          52,329                3.44%         16,765                3.87%
    Office & general                                               52,557                3.45%         51,433               11.86%
    Payroll & property tax                                          8,308                0.55%          4,751                1.10%
    Rent                                                           13,720                0.90%         13,719                3.16%
    Repairs & maintenance                                           4,507                0.30%          3,704                0.85%
    Shareholder & investor information                             48,765                3.20%          6,002                1.38%
    Travel & entertainment                                         18,786                1.23%         22,726                5.24%
                                                             ------------       -------------    ------------       -------------

      TOTAL G & A EXPENSES                                        851,656               55.97%        253,260               58.42%

OTHER INCOME (EXPENSE)
----------------------
    Interest & dividend income                                     11,157                0.73%          8,309                1.92%
    Miscellaneous                                                 (36,838)              -2.42%           --                  0.00%
    Gain (loss) on sale of equipment                                 --                  0.00%           --                  0.00%
    Interest expense                                              (64,324)              -4.23%        (81,060)             -18.70%
                                                             ------------       -------------    ------------       -------------

INCOME BEFORE INCOME TAX & OTHER                                 (392,730)             -25.81%       (230,586)             -53.19%
--------------------------------

    Income tax expense (benefit)                                     --                  0.00%           --                  0.00%

DISCONTINUED OPERATIONS

    Income (loss) from discontinued operations                       --                  0.00%           --                  0.00%
    Gain (loss) on disposal                                          --                  0.00%        (12,000)              -2.77%
                                                             ------------       -------------    ------------       -------------

NET INCOME (LOSS)                                                (392,730)             -25.81%       (242,586)            -55.95%
                                                             ============       =============    ============       =============

DEFICIT, beginning of period                                 $(15,197,418)                      $  (8,327,480)
DEFICIT, end of period                                       $(15,590,148)                      $  (8,570,066)

Average shares outstanding                                      3,001,053                           2,293,310

EARNINGS PER SHARE                                           $      (0.13)                      $       (0.11)
                                                             ============                       =============

         Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                                           For the nine month period ended

                                                                   09/30/2000                             09/30/1999
                                                             -------------------------------    -------------------------------

GROSS REVENUE                                                $  5,458,972             100.00%   $    973,149             100.00%
-------------

DIRECT EXPENSES                                                 3,592,620              65.81%        741,519              76.20%
---------------                                              ------------      -------------    ------------      -------------

      GROSS PROFIT                                              1,866,352              34.19%        231,630              23.80%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
    Salaries & Wages                                              440,527               8.07%        242,341              24.90%
    Accounting & audit                                             69,679               1.28%         51,969               5.34%
    Advertising & promotion                                         1,467               0.03%           --                 0.00%
    Amortization                                                  161,738               2.96%        134,217              13.79%
    Bad debts                                                        --                 0.00%           --                 0.00%
    Depreciation                                                   44,116               0.81%         30,600               3.14%
    General consulting                                            552,123              10.11%         34,380               3.53%
    Insurance                                                      25,500               0.47%         24,706               2.54%
    Legal                                                         103,853               1.90%         96,263               9.89%
    Office & general                                               79,150               1.45%        110,542              11.36%
    Payroll & property tax                                         17,193               0.31%         14,590               1.50%
    Rent                                                           36,160               0.66%         42,163               4.33%
    Repairs & maintenance                                          10,607               0.19%          6,326               0.65%
    Shareholder & investor information                             67,401               1.23%         14,342               1.47%
    Travel & entertainment                                         65,507               1.20%         44,218               4.54%
                                                             ------------      -------------       -----------    -------------

      TOTAL G & A EXPENSES                                      1,675,021              30.68%        846,657              87.00%

OTHER INCOME (EXPENSE)
----------------------
    Interest & dividend income                                     42,020               0.77%         35,586               3.66%
    Miscellaneous                                                  90,057               1.65%           --                 0.00%
    Gain (loss) on sale of equipment                                8,354               0.15%           --                 0.00%
    Interest expense                                             (196,001)             -3.59%       (168,004)            -17.26%
                                                             ------------      -------------    ------------      -------------

INCOME BEFORE INCOME TAX & OTHER                                  135,761               2.49%       (747,445)            -76.81%
--------------------------------

    Income tax expense (benefit)                                     --                 0.00%           --                 0.00%

DISCONTINUED OPERATIONS
-----------------------
    Income (loss) from discontinued operations                       --                 0.00%       (238,904)            -24.55%
    Gain (loss) on disposal                                          --                 0.00%        921,272              94.67%
                                                             ------------      -------------    ------------      -------------

NET INCOME (LOSS)                                            $    135,761               2.49%   $    (65,077)             -6.69%
                                                             ============      =============    ============      =============

DEFICIT, beginning of period                                 $(15,725,909)                     $  (8,504,989)
DEFICIT, end of period                                       $(15,590,148)                     $  (8,570,066)

Shares outstanding                                              2,695,723                          2,222,172

EARNINGS PER SHARE                                           $       0.05                      $       (0.03)
                                                             ============                      =============

         Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                                           For the nine month period ended
                                                                                      09/30/00                      09/30/99
                                                                                ------------------           ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net income (loss)                                                                   $135,761                    $(65,077)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
         Depreciation, depletion & amortization                                           445,855                      308,817
         Gain on sale of subsidiary                                                          --                       (963,731)

Changes in current assets & liabilities
     (Increase) decrease in:
         Accounts receivable                                                               28,883                      (1,311)
         Inventory                                                                           --                           --
         Other current assets                                                             (5,726)                    (487,795)
     Increase (decrease) in:
         Short-term loans & notes                                                        (19,843)                      887,336
         Accounts payable                                                               (145,732)                    (145,120)
         Accrued liabilities                                                              499,902                      108,878
         Drilling prepayments                                                         (1,921,373)                    (243,250)
                                                                                ------------------           ------------------
               Net cash provided by (used in) operating activities                      (982,273)                    (601,253)

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
     Change in oil & gas properties                                                   (1,617,353)                    (110,835)
     Change in mining properties                                                             --                           --
     Change in property & equipment                                                     (187,717)                      (1,322)
     Change in other assets                                                                17,842                     (62,044)
                                                                                ------------------           ------------------
               Net cash provided by (used in) investing activities                    (1,787,228)                    (174,201)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Issuance of common stock                                                           1,062,466                      143,094
     Change in long-term liabilities                                                       32,072                      340,219
     Change in payable to related party                                                 (141,532)                      442,920
                                                                                ------------------           ------------------
               Net cash provided by (used in) financing activities                        953,006                      926,233
                                                                                ------------------           ------------------

NET INCREASE (DECREASE) IN CASH                                                       (1,816,495)                      150,779
-------------------------------

CASH AT BEGINNING OF PERIOD                                                             2,277,107                      495,756
---------------------------                                                     ------------------           ------------------

CASH AT END OF PERIOD                                                                    $460,612                     $646,535
---------------------                                                          ===================           ==================


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SEGMENTED INFORMATION
For the three month period ended June 30, 2000
(United States Dollars)
Unaudited

                                                                             WOOD
                                         OIL & GAS         MINING          PRODUCTS*         CORPORATE            TOTAL
                                       --------------   ------------    ---------------    ---------------    -------------

GROSS EXTERNAL REVENUE                 $ 5,458,972             --              --                  --          $ 5,458,972

INTERSEGMENT REVENUES                         --               --              --                  --                 --

INTEREST REVENUE                            26,806             --              --                15,214             42,020

INTEREST EXPENSES                          132,466             --              --                63,535            196,001

DEPRECIATION                                44,116             --              --                  --               44,116

DEPLETION                                  240,000             --              --                  --              240,000

AMORTIZATION OF GOODWILL                      --               --              --               134,218            134,218

SEGMENT PROFIT (LOSS)                  $ 1,052,204             --              --              (916,443)       $   135,761
                                       ===========       ==========       ===========       ===========        ===========

SEGMENT ASSETS                         $ 7,263,178       $4,450,000            --            1,952,9374        $13,666,115
                                       ===========       ==========       ===========       ===========        ===========

EXPENDITURES FOR SEGMENT ASSETS
                                       $ 1,617,353             --              --               187,717        $ 1,805,070
                                       ===========       ==========       ===========       ===========        ===========

* Discontinued operation

Unaudited-Internally prepared by Company management