Form 10KSB
period 2000-12-31
DAUGHERTY RESOURCES INC
filed 2001-04-17
CIK 746834

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

  [X]     ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                 FOR THE FINANCIAL YEAR ENDED DECEMBER 31, 2000
                                       OR
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-12185

                            DAUGHERTY RESOURCES, INC.
                 (Name of Small Business Issuer in its charter)

         BRITISH COLUMBIA                             NOT APPLICABLE
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                         120 PROSPEROUS PLACE, SUITE 201
                         LEXINGTON, KENTUCKY 40509-1844
                     (Address of principal executive office)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (859) 263-3948.
                                -----------------

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share.

       Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Daugherty Resources' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       The issuer revenues for the year ended December 31, 2000 were $6,484,807.

       The aggregate market value of the voting stock held by non-affiliates (all officers, directors and 5% or more shareholders are presumed to be affiliate) computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of March 31, 2001, was $4,726,473, calculated at the closing price of $1.688 per share of the common stock on that date.

       The number of shares outstanding of the Issuer's classes of common equity, as of March 31, 2000 was 3,442,852.

       Documents incorporated by reference: None.
================================================================================

================================================================================
                                TABLE OF CONTENTS

    PART I                                                                                                         Page #
                 Item 1. Description of Business                                                                     3
                 Item 2. Description of Properties                                                                   10
                 Item 3. Legal Proceedings                                                                           21
                 Item 4. Submission of Matters to a Vote of Security Holders                                         21

    PART II
                 Item 5. Market for Daugherty Resources' Common Equity and Related Stockholder Matters               22
                 Item 6. Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                24
                 Item 7. Financial Statements and Supplementary Data                                                 27
                 Item 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure
                                                                                                                     27

   PART III
                 Item 9. Directors and Executive Officers of Daugherty Resources                                     27
                 Item 10. Executive Compensation                                                                     28
                 Item 11. Security Ownership of Certain Beneficial Owners and Management                             31
                 Item 12. Certain Relationships and Related Transactions                                             32

    PART IV
                 Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K                            34

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

       Daugherty Resources, Inc. ("Daugherty Resources"), a Canadian corporation, is a natural resources company with assets in oil and gas, and gold and silver properties. Daugherty Resources officially changed its name in 1998 from Alaska Apollo Resources, Inc. to Daugherty Resources, Inc. Originally formed in 1979 to develop gold properties in Alaska, Daugherty Resources, through its 1993 acquisition of Daugherty Petroleum, Inc. ("Daugherty Petroleum"), has acquired substantial oil and gas interests in the Appalachian and Illinois Basins.

       Daugherty Resources has pursued its oil and gas drilling in the Appalachian and Illinois Basins through its subsidiary, Daugherty Petroleum. Management has extensive experience in both basins, and Daugherty Resources believes that there are significant undiscovered reserve potential and opportunities in the basins. Daugherty Resources' concentration on these two basins helps keep operational expenses to a minimum.

       Daugherty Resources is engaged through Daugherty Petroleum, which was incorporated in 1984, in the business of acquiring properties for the exploration and development of oil and gas, including lease acquisitions, participation in ventures involving other oil and gas companies and investors, and in farm-ins from other producers. Daugherty Petroleum performs these services on behalf of Daugherty Resources, investors in specific programs, and on a joint venture basis with other oil and gas companies.

       Galax Energy Concepts, LLC ("Galax Energy") is a North Carolina limited liability company acquired by Daugherty Petroleum and an unrelated third party in 1997. On October 30, 2000, Daugherty Petroleum sold its 50% interest to the owner of the other 50% interest with the sale being effective January 1, 2000. Galax Energy generates steam at its Galax, Virginia plant by burning wood waste as fuel and sells the steam to National Textiles on a long-term contract. The plant is financed with industrial revenue bonds issued through the Industrial Development Authority of the City of Galax, Virginia.

       Sentra Corporation ("Sentra") is a 100% owned subsidiary of Daugherty Petroleum, is a Kentucky public utility. Sentra owns and operates two natural gas distribution systems in south central Kentucky. The two systems are located in the cities of Fountain Run and Gamaliel pursuant to natural gas franchises granted by those cities and certificates of convenience and necessity issued by the Kentucky Public Service Commission. Sales of gas at retail rates commenced in November 1999 to a limited number of customers. The construction of both distribution systems was completed in the fall of 2000. A Kentucky public utility is subject to regulation by the Kentucky Public Service Commission in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues.

Recent Developments During 2000

         Completed the acquisition of a 12,300 acre oil and gas lease adjacent to the Fonde Oil and Gas Field from the J. M. Huber Corporation.

         Entered into an agreement with Schneider Securities, Inc., a registered broker-dealer based in Denver, Colorado, to provide consulting services related to corporate finance and investment banking matters.

         On November 1, 2000, Daugherty Petroleum executed a one year natural gas sales contract for 1,000 dekatherms of gas per day at $5.11 per dekatherm.

         On November 14, 2000, executed a one year natural gas sales contract for 500 dekatherms of gas per day at $4.89 per dekatherm.

         During 2000 Daugherty Petroleum extended its gas gathering system in the Kay-Jay and Fonde Gas Field by additional 88,360 feet of pipeline.

         Effective December 31, 2000, Daugherty Petroleum, Inc. purchased partnership assets from Kentucky Gas Partners ("KGP") consisting of working interests in 14 gross natural gas wells (3.439 net wells) located in Knox and Bell Counties, Kentucky and rights to receive funds related to the well interests. The purchased assets were valued at $920,400 based on the net discounted cash flows of the oil and gas reserves.

         Daugherty Petroleum sponsored a private placement drilling program which closed in December 2000 having subscribers for $1,000,000 of partnership units in "DPI Natural Gas Partners 2000-1, L.P.", a Kentucky limited partnership, which allowed Daugherty Petroleum to drill 5 natural gas wells for the partnership during the first quarter of 2001. Daugherty Petroleum participated for a 25% interest in the program.

         Daugherty Petroleum co-sponsored with CapGuard Management Inc., a private placement drilling program which closed in December 2000 having subscribers for $1,000,000 of partnership interests in "CMC/DPI Natural Gas Partners 2000-1, L.P.", a Kentucky limited partnership, which allowed Daugherty Petroleum to drill 5 natural gas wells for the partnership in the first quarter of 2001. Daugherty Petroleum participated for a 25% interest in the program.

(b) BUSINESS OF ISSUER

       During the year ended December 31, 2000, Daugherty Resources engaged in primarily one industry, namely the acquisition, exploration, development and production of natural gas and oil properties and related business activity. Daugherty Resources, through it's wholly owned subsidiary Daugherty Petroleum, pursues it's exploration and development activities through the identification and drilling of new productive wells and the acquisition of existing producing wells.

       Through Sentra, the wholly owned subsidiary of Daugherty Petroleum, retail sales of natural gas to two communities in south central Kentucky have increased during 2000 and it is the intent to expand Sentra's retail sales and distribution system during 2001.

                  For 2000 Daugherty Resources drilled a total of twenty-four
(24) natural gas wells. During the fourth quarter of 2000 Daugherty Petroleum finalized the two private placement drilling programs and one joint venture partnership allowing Daugherty Petroleum to drill a total of eleven (11) wells during the first quarter of 2001. Factors for the increase in drilling activity during 2000 included higher oil and gas prices, and renewed interest in partnership drilling programs. Management believes that the successful completion of these wells will spur additional activity.

       Extensions to the existing natural gas gathering system of Daugherty Petroleum will allow for substantially more natural gas to be transported to market from the wells Daugherty Resources has drilled.

       It is the objective of Daugherty Resources to continue it's efforts to monetize its gold and silver properties by 1) seeking a joint venture partner to provide funds for additional exploration of its prospects, and 2) considering a divestiture of its gold and silver properties. To help achieve its goals of monetization of the properties, in March 2000, the Company commissioned a review of its gold and silver properties by Steffen Robertson Kristen (U.S.), Inc., an engineering firm specializing in mineral properties. In addition, the Company retained Balfour Holding, Inc. an independent consulting firm to perform an appraisal of the properties.

         - PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. The principal products produced by Daugherty Resources are natural gas and oil. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies, which have facilities near our producing properties.

                    DRILLING OPERATIONS. Daugherty Resources has primarily concentrated its drilling operations in the southern portion of the Appalachian Basin. Since 1997 Daugherty Resources has drilled 55 gas wells. Daugherty Resources believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 2000 Daugherty Resources had 30,173 net undeveloped acres. Daugherty Resources drilled eleven (11) wells capable of gas production during the first quarter of 2001.

                    ACQUIRE PRODUCING PROPERTIES. Daugherty Resources' acquisition efforts are focused on properties that help build critical mass in areas where Daugherty Resources has established operations or is establishing new operations. Acquisitions are sought that will offer economies in management and administration, and, therefore, enable Daugherty Resources to acquire more producing wells without incurring substantial increases in its costs of operations.

                    PURSUE GEOGRAPHIC EXPANSION. Daugherty Resources believes it has a proven ability to drill and operate natural gas wells successfully based upon its operating experience in the Appalachian Basin. There are a number of areas outside the Appalachian Basin where drilling and operating characteristics are similar to those in Appalachia. Daugherty Resources will continue to evaluate opportunities to expand geographically on an ongoing basis.

                    REDUCE RISKS INHERENT IN NATURAL GAS DEVELOPMENT AND MARKETING. An integral part of Daugherty Resources' business has been and will continue to be to concentrate on development, (rather than exploratory) drilling to reduce risk levels associated with natural gas and oil production. Development drilling is less risky than exploratory drilling. Daugherty Resources' focus on shallow wells allows it to drill more wells. This approach also provides greater investment diversification than an equal investment in a smaller number of deeper more expensive wells. Geographical diversification can help to offset possible weakness in the natural gas market or disappointing drilling results in one area.

                    EXPAND STRATEGIC RELATIONSHIPS. By managing drilling programs for itself and other investors, Daugherty Resources is able to share administrative, overhead and other costs with its partners, reducing costs for both. Daugherty Resources also is able to maintain a larger and more capable staff than would be possible without partners. Other benefits from these associations include greater buying power for drilling services and materials, larger amounts of natural gas available to market, increased profits from drilling and operating wells for partners, and greater awareness of Daugherty Resources in the investment community.

         - DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. Natural gas and oil produced from our wells are normally sold to purchasers as defined below. Oil is picked up and transported by the purchaser from storage tanks located near the wellhead. In some cases a fee for the cost of transporting the oil is charged, which fee is deducted from or accounted for in the price for the oil. Natural Gas wells are connected to gathering systems of Daugherty Petroleum, which, in turn, are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

         - STATUS OF ANY PUBLICLY ANNOUNCED PRODUCTS OR SERVICES. Daugherty Resources has not made a public announcement of, and no information has otherwise become public about, a new product or industry segment requiring the investment of a material amount of the total assets of Daugherty Resources.

         - COMPETITIVE BUSINESS CONDITIONS. Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Daugherty Resources believes that its geographic focus, its exploration, drilling and production capabilities, and the experience of its management generally enable it to compete effectively. Many of Daugherty Resources' competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of Daugherty Resources, which may adversely affect Daugherty Resources' ability to compete with these companies.

                As independent oil and gas producer, Daugherty Resources' revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Daugherty Resources' ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond the control of Daugherty Resources. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in oil and gas producing regions worldwide, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic factors. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies; however, prices for oil and gas have recently increased materially. It is impossible to predict future oil and natural gas price movements with any certainty. Any continued and extended decline in the price of oil or gas could have a material adverse effect on Daugherty Resources' financial position, cash flows and results of operations and may reduce the amount of Daugherty Resources' oil and natural gas that can be produced economically.

                Daugherty Petroleum conducts development-drilling activities for its own account and for other investors. Since 1984, Daugherty Petroleum has sponsored private drilling partnerships. Daugherty Petroleum generally invests, as its equity contribution to each drilling partnership, a sum approximating 25 - 33% of the aggregate subscriptions received for that particular drilling partnership. As a result, Daugherty Petroleum is subject to substantial cash commitments at the closing of each drilling partnership. While funds are received by Daugherty Petroleum pursuant to drilling contracts in the year of the contract, Daugherty Petroleum recognizes revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Most of Daugherty Petroleum's drilling and development funds are received from partnerships in which Daugherty Petroleum serves as managing general partner. However, because wells produce for a number of years, Daugherty Petroleum continues to serve as operator for a number of unaffiliated parties. In addition to the partnership structure, Daugherty Petroleum also utilizes joint venture arrangements for financing drilling activities. Daugherty Petroleum must compete with other oil and gas companies for private and institutional investors to fund the private placement drilling partnerships and joint ventures.

         - SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS. Oil and gas may be considered raw materials essential to our business. The acquisitions, exploration, development, production, and sale of oil and gas are subject to many factors which are outside of our control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe, and other equipment and supplies, proximity to pipelines, the supply and price of other fuels, and the regulation of prices, production, and transportation.

         - DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS. Daugherty Resources markets substantially all of the oil and gas production from properties operated by Daugherty Petroleum for both the account of Daugherty Resources and the other working interest owners in these properties. As of March 31, 2001, approximately 80% of Daugherty Resources' natural gas production is sold to Nami Resources, LLC under a 12 month contract that expires October 30, 2001. Oil sales contracts are short-term and are based upon field posted prices. During 2000, Farm Bureau Oil Company, and South Kentucky Purchasing Company each purchased the oil sold by Daugherty Petroleum. Because alternative purchasers of oil and gas are readily available, Daugherty Resources believes that the loss of any of these purchasers would not have a material adverse effect on Daugherty Resources.

         - PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. We do not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. We are not a party to any labor contracts.

         - NEED FOR ANY GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES. Except that we must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, we do not need to obtain governmental approval of our principal products or services.

         - GOVERNMENTAL REGULATION OF THE OIL AND GAS INDUSTRY. Daugherty Resources' business and the natural gas industry in general are heavily regulated. The availability of a ready market for natural gas production depends on several factors beyond Daugherty Resources' control. These factors include regulation of natural gas production, federal and state regulations governing environmental quality and pollution control, the amount of natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas, protect rights to produce natural gas between owners in a common reservoir and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. Daugherty Resources believes it takes the steps necessary to comply with applicable regulations and that it is in substantial compliance with such statutes, rules, regulations and governmental orders although there can be no assurance that this is or will remain the case.

                Prior to commencing drilling activities for a well, Daugherty Resources must procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies in the state in which the area to be drilled is located. Such permits and approvals include those for the drilling of wells, and such regulation includes maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Daugherty Petroleum's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or portion units and the density of the wells, which may be drilled, and the unitization or pooling units of natural gas properties. In this regard, Kentucky and Tennessee allow the forced pooling or integration of tracts to facilitate exportation while other states rely primarily or exclusively on voluntary pooling of lands and leases. The regulatory burden on the natural gas industry increases Daugherty Resources' cost of doing business and, consequently, affects its profitability.

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

                Daugherty Resources' sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines provide firm and uninterruptible transportation service on an open access basis that is equal for all natural gas suppliers. In many instances, the result of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Another effect of regulatory restructuring is the greater transportation access available on interstate pipelines. In some cases, producers and marketers have benefited from this availability. However, competition among suppliers has greatly increased and traditional long-term producer-pipeline contracts are rare. Furthermore, gathering facilities of interstate pipelines are no longer regulated by FERC, thus allowing gatherers to charge higher gathering rates.

                Additional proposals and proceedings that might affect the natural gas industry are nearly always pending before Congress, FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue. Daugherty Resources cannot determine to what extent future operations and earnings of Daugherty Resources will be affected by new legislation, new regulations, or changes in existing regulations, at federal, state or local levels.

                Environmental Regulations

                Daugherty Resources' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend toward more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the natural gas industry in general, the business and prospects of Daugherty Resources could be adversely affected.

                Daugherty Resources generates wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous wastes. Furthermore, certain wastes generated by Daugherty Resources' operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

                Daugherty Resources currently leases numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although Daugherty Resources believes that it has utilized acceptable operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by Daugherty Petroleum or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and natural gas wastes. Under such laws, Daugherty Resources could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

                Daugherty Resources' operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of Daugherty Resources. The EPA and states have been developing regulations to implement these requirements. Daugherty Resources may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

                Daugherty Resources' expenses relating to preserving the environment during 2000 were not significant in relation to operating costs and Daugherty Resources expects no material change in 2001. Environmental regulations have had no materially adverse effect on Daugherty Resources' operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on Daugherty Resources' business, financial condition or results of operations.

         - OPERATING HAZARDS AND INSURANCE. Daugherty Resources' exploration and production operations include a variety of operating risks, including the risk of fire, explosions, blowouts, craterings, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as gas leaks, ruptures and discharges of toxic gas, the occurrence of any which could result in substantial losses to Daugherty Resources due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Daugherty Resources' pipeline, gathering and distribution operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, and surrounding properties caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

                Any significant problems related to its facilities could adversely affect Daugherty Resources' ability to conduct its operations. In accordance with customary industry practice, Daugherty Resources maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. Specific major hazards not covered are employment related practices, pollution with a hostile fire exception, saline substances contamination, underground resources and equipment, and contractors and professional liability relating to bodily injury, property damage, or personal and advertising inquiry. The occurrence of a significant event not fully insured against could materially adversely affect Daugherty Resources' operations and financial condition. Daugherty Resources cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.

         - EMPLOYEES. As of December 31, 2000, Daugherty Resources had fifteen (15) employees, including two (2) in accounting, five
                (5) in administration, two (2) in exploration and development, and six (6) in production. Daugherty Resources' engineers and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, Daugherty Resources retains subcontractors to perform geological duties, drilling, fracturing, logging, and pipeline construction functions at drilling sites. Daugherty Resources' employees act as supervisors of the subcontractors.

         Daugherty Resources' employees are not covered by a collective bargaining agreement. Daugherty Resources considers relations with its employees to be excellent.

ITEM 2.         DESCRIPTION OF PROPERTIES

(a) OFFICE FACILITIES. The principal place of business for Daugherty Resources and Daugherty Petroleum is located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509. Daugherty Petroleum leases approximately 2,921 square feet of office space at $4,260.00 per month for a total yearly rental of $51,120.00 per year pursuant to a lease agreement, which will expire in October 2003.

(b) OIL AND GAS PROPERTIES. Oil and Gas Properties. Daugherty Resources owns interests in oil and gas properties through Daugherty Petroleum with said properties being located in Kentucky, Tennessee and Louisiana. For information concerning oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see tables set forth below and "Notes to Financial Statements" included in this report. Daugherty Resources did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission for the years ended December 31, 1999 and 2000.

         PRODUCTION. The following table shows Daugherty Resources' net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last three years.

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                            2000                  1999                 1998
                                                            ----                  ----                 ----
Production(1):
     Oil (MBbls)                                             11.621                 7.458                 7.553
     Natural Gas (MMcf)                                     216.503               135.890               124.680
     Equivalent MMcfe(2)                                    286.229               180.640               169.990
Average sales Price:
     Oil (per Bbl)                                         $ 23.7200             $ 16.100              $ 11.720
     Average Natural Gas Price (per Mcf)                   $  2.9705             $  2.610              $  2.530
Average production cost (lifting cost) per                 $  0.7700             $  0.670              $  0.650
equivalent Mcfe(3)

----------

     (1) Production as shown in the table is net to Daugherty Resources and is determined by multiplying the gross production volume of properties in which Daugherty Resources has an interest by the percentage of the leasehold or other property interest owned by Daugherty Resources.

     (2) A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one barrel of oil) was used to obtain a conversion of the leasehold or other property interest owned by Daugherty Resources.

     (3) Production costs represent oil and gas operating expenses as reflected in the financial statements of Daugherty Resources.

       PRODUCTIVE WELLS AND ACREAGE. The table below shows the number of Daugherty Resources' productive gross and net wells at December 31, 2000.


                                                              WELLS
                                                              -----
                                               GAS                             OIL
                                               ---                             ---
               Location               Gross            Net             Gross            Net
               --------               -----            ---             -----            ---
               Kentucky                148             60.8112            41          32.0461
               Tennessee                14              7.0000            10           5.0000
               Louisiana                 2               .3185             2            .1870
                                 ---------        ------------    ----------       ----------
               Total                   164             68.1297            53          37.2331

       NATURAL GAS LEASES UNDEVELOPED ACREAGE. The following table sets forth, as of December 31, 2000, the acres of developed and undeveloped natural gas and oil properties in which Daugherty Resources had an interest, listed alphabetically by state.

                                Developed Acreage                     Undeveloped Acreage
                                -----------------                     -------------------
                           Gross               Net               Gross                     Net
                           -----               ---               -----                     ---
Kentucky                   38,751              8,351             17,873                   15,639
Louisiana                     120                 80                500                      393
Tennessee                   2,056              1,614             12,300                   10,455
                   --------------      -------------     --------------           --------------
Total                      40,927             10,045             30,673                   26,487

       DRILLING ACTIVITIES. During the last three years Daugherty Petroleum participated in the drilling of 43 gross wells (12.597 net wells). All of these wells were completed as wells capable of producing gas in commercial quantities. Drilling was primarily concentrated on two farmouts, described below, from Equitable Production Company in Knox and Bell Counties, Kentucky.

       The following table summarizes Daugherty Resources' development drilling activity for the years ended December 31, 1998, 1999 and 2000. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                          Total                        Productive                       Dry
                          -----                        ----------                       ---
                Drilled            Net         Drilled            Net          Drilled        Net
                -------            ---         -------            ---          -------        ---
1998            14               3.5125           14             3.5125          0             0
1999             5               1.9500            5             1.9500          0             0
2000            24               7.1345           24             4.1345          0             0
Total           43               12.597           43             9.597           0             0


       Kay Jay Farmout, Knox & Bell Counties, Kentucky. The Kay Jay Farmout consists of approximately 14,000 acres. Several wells surround the acreage. The Kay Jay Field produces natural gas from the Maxon Sand, Big Lime, Borden, Devonian Shale and Clinton Formations. Oil is produced from the Maxon Sand and Big Lime Formations. In late 1996, Daugherty Petroleum successfully extended the Field onto its acreage. As of the date of this report Daugherty Resources has drilled 43 wells on this acreage, 33 of which are currently producing. The remaining 10 are scheduled for completion in the near future or have been completed and are waiting on a gathering line. All wells drilled on the acreage have encountered natural gas. Daugherty Petroleum has extended its gathering system on to the acreage by installing 71,100 feet of pipeline in 2000. Daugherty Petroleum's gathering system is connected to the Columbia Natural Resources (CNR) pipeline system. Under the Kay Jay Farmout Agreement Daugherty Petroleum has a four (4) well and drilling commitment per year.

       Hatfield Gap Farmout, Bell County, Kentucky. The Hatfield Gap Farmout consists of approximately 3,900 acres that adjoins the Hatfield Gap Field operated by CNR, which produces from the Big Lime, and Devonian Shale Formations. Just southwest of the Hatfield Gap Field is the Days Chapel Field, which was for a number of years the most prolific oil field in the State of Tennessee. As of the end of 2000 Daugherty Resources had drilled 17 successful gas wells on this acreage. Under the Hatfield Gap Farmout Agreement Daugherty Petroleum has a four (4) well and drilling commitment per year.

       Daugherty Petroleum has acquired a 12,300 acre lease that joins the Hatfield Gap Field to the south located in Claiborne County, Tennessee; the lease is for a term of 10 years. No wells have yet been drilled on this lease by Daugherty Petroleum.

       PRESENT DRILLING ACTIVITY. During the first quarter of 2001 Daugherty Petroleum participated in the drilling of 11 gross wells (2.8175 net wells). All these wells were completed as wells capable of producing gas in commercial quantities.

       Net Proved Natural Gas and Oil Reserves. All of Daugherty Resources' oil and natural gas reserves are located in the United States. Daugherty Resources' approximate net proved reserves were estimated by Wright & Company, Inc., independent petroleum engineers, ("Wright & Company"), to be 13,972,304 Mcf of natural gas and 93,663 Bbls of oil at December 31, 2000; 11,606,757 Mcf of natural gas and 66,772 Bbls of oil at December 31, 1999; and 10,958,990 Mcf of natural gas and 86,038 Bbls of oil at December 31, 1998. These reserves were prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 2000 to December 31, 2000, is contained within Note 21 of the Notes to the Consolidated Financial Statement.

       Net Developed Natural Gas and Oil Reserves. Daugherty Resources' approximate net developed reserves were estimated, by Wright & Company to be 4,424,552 Mcf of natural gas and 83,774 Bbls of oil at December 31, 2000; 3,242,748 Mcf of natural gas and 66,722 Bbls of oil at December 31, 1999; and 2,573,031 Mcf of natural gas and 86,038 bbls of oil at December 31, 1998.

       Additional Reserves. Between December 31, 2000 and March 31, 2001 Daugherty Resources drilled 11 wells, which will result in an increase in estimated reserves as reported for the period ending December 31, 2000.

       Standardized Measure Of Discounted Future Net Cash Flows And Changes Therein Relating To Proved Natural Gas And Oil Reserves. The standardized measure of discounted future net cash flows attributable to Daugherty Resources' proved oil and gas reserves, giving effect to future estimated income tax expenses, was estimated by Wright & Company in 2000, 1999 and 1998 to be $20,084,830 million as of December 31, 2000, $5,517,481 million as of December 31, 1999, and $5,007,298 million as of December 31, 1998. These amounts are based on year-end prices at the respective dates. The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

       The data contained in Note 21 of the Notes to Daugherty Resources' Consolidated Financial Statement should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves, as the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision, and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs may differ from those utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods and the limitations inherent therein.

       Reserves pledged. Daugherty Petroleum has pledged its interests in its Appalachian Basin wells to secure a loan with Compass Bank as discussed in Item 6 under Commitments and Source of Funds. Also, it has pledged two (2) waterflood properties in the Illinois Basin to Summit Funding under a 1994 acquisition agreement. The balance of the Summit Funding note as of December 31, 2000 was $15,516, and is expected to be paid in full in April 2001.

       TITLE TO NATURAL GAS AND OIL PROPERTIES As is customary in the natural gas and oil industry, little or no investigation of title other than preliminary review of local mineral records or a perfunctory title examination is conducted at the time the properties believed to be suitable for drilling operations are acquired by Daugherty Petroleum. Prior to the commencement of drilling operations, an extensive title examination is conducted and curative work is performed with respect to defects, which Daugherty Resources deems to be significant. Daugherty Petroleum believes that the methods utilized for investigating title prior to acquiring any property are consistent with practices customary in the oil and natural gas industry and that such practices are adequately designed to enable us to acquire good title to properties. However, some risks cannot be avoided, despite the use of customary industry practices. A title examination has been performed with respect to substantially all of Daugherty Resources' producing properties. No single property owned by Daugherty Resources represents a material portion of Daugherty Resources' holdings.

       The properties owned by Daugherty Resources are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties are also subject to burdens such as liens incident to operating agreements, current taxes, development obligations under natural gas and oil leases, farmout arrangements and other encumbrances, easements and restrictions. Daugherty Resources does not believe that any of these burdens will materially interfere with the use of or affect the value of such properties.

(c) GOLD AND SILVER PROPERTIES

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

         Daugherty Resources, Inc., through its predecessor companies and subsidiaries acquired its interest in the two mining properties pursuant to a Lease/Purchase Option Agreement with Azel L. Crandall in 1979. This Agreement was converted to a Sales Contract in 1986, whereby Daugherty Resources agreed to purchase the mining properties from Mr. Crandall for $854,818, with $50,000 to be paid in 1987, and $24,000 to be paid in years 1988, 1989, and 1990. On May 1, 1990, Alaska Apollo further agreed to pay Mr. Crandall $2,000 per month until the aggregate amounts received by Mr. Crandall, including any royalty payments, equal the amount of the purchase price. No interest is due under the Agreement. The amount owed Mr. Crandall under this Agreement on December 31, 2000, was $488,818. Alaska Apollo also agreed to pay Mr. Crandall a four percent net smelter revenue royalty, which would be credited against any balance remaining under the Purchase Contract.

         In addition to the first lien held by the estate of Azel Crandall all rights, title and interests in the real and personal property on the federal and state lode claims and sites were assigned by Daugherty Petroleum as Trustor to an independent third party as Trustee under a July 31, 1999, Deed of Trust and Security Agreement in order to secure $850,000 in 10% convertible secured notes issued by Daugherty Resources in a private placement dated June 1999, and due on July 31, 2004.

         The six State of Alaska mining claims begin at the west end of Baralof Bay. The State owns the five patented Federal Claims that underlay these State mining claims.

         The State Claims were subject to annual rental payments of $40 per claim through 1998. This amount increased to $130 per claim in 1999. In addition to the annual rental payments, annual assessment work of $100 per claim for the Shumagin Claims must be performed and recorded annually. If more than the required $100 worth of work for each location is performed in any one year, the excess value may be carried forward and applied against labor requirements for up to four years. A $100 per claim cash payment may be made in lieu of annual assessment work. The Shumagin Claims are subject to a royalty payable to the State of Alaska of three percent of net income realized by Daugherty Resources. The annual claim rental payment for a given year is credited against the production royalty due in that year.

         The Aleutians East Borough (the "AEB") made application to the State of Alaska for surface rights on Daugherty Resources' Shumagin Claims under the State Municipal Entitlements Act of 1989. The stated purpose of the AEB's selection was to obtain a land base that could support economic development. Daugherty Resources was notified of this selection and the state's proposed conveyance of the surface land on December 1, 1994. Daugherty Resources filed comments with the State of Alaska. Daugherty Resources simultaneously notified the Alaska

Department of Natural Resources, Division of Mining, of its intention to file an application to convert the Shumagin Claims to a State Upland Mining Lease. The latter application was subsequently submitted.

         A Final Finding and Decision on the AEB's application, issued January 18, 1996, contained a provision making the application subject to valid existing rights, easements, and reservations, including the Shumagin Claims. The grant Decision became final after expiration of an appeal period February 7, 1996. Daugherty Resources retains the right to enter the land for drilling, developing, and otherwise operating its mineral holding. No adverse impact on Daugherty Resources' Shumagin Claims or other exploration, development and mining activities on Unga Island is anticipated as a result of the Shumagin Claims' surface rights being transferred to the AEB. Daugherty Resources' application for conversion of its Shumagin Claims to a State Upland Mining Lease is pending.

         Beginning in 1994, and continuing through 1996, Daugherty Resources expanded its activities relating to the gold and silver properties from those of simple maintenance of the physical property to preparing for its future development. In 1996, an update of the engineering data was completed by Edward
O. Strandberg, Jr., P.E., Mining Engineer, to address reserve estimates as well as to review operational considerations and issues.

         During the past several years, the U.S. Securities and Exchange Commission, along with other regulators and professional mining organizations, developed more stringent guidelines for disclosing Reserves to investors. Additionally, a review of past calculations was warranted in light of lower gold prices. Consequently, Daugherty Resources retained Steffen Robertson and Kirsten (U.S.) Inc. ("SRK Consulting") an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices. In addition, Daugherty Resources retained Balfour Holdings, Inc., an independent financial advisor, to assist it in determining the value of the property.

         In conjunction with the efforts of SRK Consulting and Balfour Holdings, Inc., Daugherty Resources has concluded that the global amounts of gold and silver disclosed previously for Daugherty Resources' Alaskan properties were correct, but SRK has reclassified them as Mineral Inventories rather than Reserves. As a result of the reclassification of the gold and silver properties being reclassified as Mineral Inventories, the project has been reclassified as being in the Exploration Stage.

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

         The Apollo-Sitka Claims and Mill site. Development of the Apollo-Sitka Claims started in 1887 with the discovery of gold by G.C. King. The Claims were in production from 1891 through 1904, principally by Apollo Consolidated Mining Company. During this period, 500,000 tons of ore were extracted with a recovery of approximately 145,138 equivalent ounces of gold (0.29 ounces of equivalent gold per ton). Approximately 17,000 feet of underground working were driven during the mining of and search for oxide gold ore. A 60 stamp mill, located on the property, recovered approximately 75 to 80 percent of the gold contained in the oxide ore. Low recoveries of the lead, zinc, and copper sulfides contained in the ore were made. Mining operations were shut down in 1904 after the free-milling oxide reserve was depleted and exploratory work discovered only precious metal-bearing copper-lead-zinc sulfide ores, which were uneconomical to process with mill technology available at the time. The development of the flotation mineral recovery process and improvements in that process over the years may possibly have rendered the current Apollo-Sitka reserves and indicated resources economical at current metal prices, although Daugherty Resources has made no efforts to determine the viability of the Apollo-Sitka Claims.

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

         The Apollo-Sitka Claims continue to offer attractive precious/base metal exploration targets. Future exploration would be conducted with a phased program involving surface and underground diamond drilling, further rehabilitation and equipping of the existing shafts, and level rehabilitation and geologic sampling and mapping. The existing mine workings, including those rehabilitated by Daugherty Resources over 1980-1982, will be valuable during future underground exploration work on the Apollo-Sitka Claims. The property is currently on standby pending increases in gold prices.

         Apollo-Sitka Property. There are no defined reserves at the Apollo-Sitka property and no assurance that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

         SRK Consulting commented that the prior estimate for the Apollo-Sitka deposit was based solely on a report written by Frank Brown in 1935. "In the opinion of SRK there is no reliance in this report upon data which could be deemed sufficient or acceptable for modern Reserves, nor for reporting to the SEC." They also concluded, "...that the Apollo-Sitka mineralization represents a target for modern exploration. Should the Shumagin project progress to, the economics of locating additional mill-feed from a deposit close by, such as this, would be attractive."

         The Shumagin Claims. The Shumagin Claims are located approximately 2.5 miles north of the Apollo-Sitka Claims and consist of six State of Alaska mining claims. They are connected to the Apollo-Sitka Claims by a three-mile road. Gold and silver mineralization was encountered on the Shumagin Claims in 1983, when Daugherty Resources diamond drilled 3,190 feet. From its discovery in 1983 to December 31, 1995, management estimates that Daugherty Resources has spent $5.5 million on exploration of the Shumagin Claims. Funds for this exploration were provided by a party interested in the exploration of the claims (approximately $350,000 in 1989) and the balance through the sale of Daugherty Resources' Common Stock in 1983 ($3,002,272), 1985 ($416,305) and 1987 ($1,613,382).

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

       The Aleut Corporation controls approximately 10 percent of Daugherty Resources' drill/trench-inferred gold reserves and approximately 31 percent of Daugherty Resources' inferred gold reserves. This distribution is based on vertical claim line boundaries on the Shumagin patented claim pattern. The Aleut Corporation's share in current gold reserves is assumed to be in ore outside the vertical downward projection of the patented claim pattern. The ore reserve division assumes no assertion of extralateral rights by either Daugherty Resources or the State of Alaska.

         Certain Factors Affecting Mineral Inventory. Daugherty Resources' Unga Island activities on the Apollo-Sitka and Shumagin Claims are at the exploration stage. The Mineral Inventories are estimates based on surface and underground sampling, drilling, and geologic inference. Complete assurance cannot be given that all of the reserves and indicated resources are recoverable. Metal price fluctuations, variations in production costs and mine/mill recoveries, environmental considerations, the results of exploration work and geologic interpretation, and other factors may require restatement of the reserves and indicated resources. Neither the Mineral Inventories nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations. Daugherty Resources has conducted no additional exploration work on the properties since 1996 because of the low price of gold. Since 1979, Daugherty Resources has spent in excess of $11,200,000 on land acquisition, exploration, engineering and conceptual studies, and buildings, equipment and machinery. In March 2000, Daugherty Resources retained SRK Consulting an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices and Balfour Holdings, Inc. to conduct an appraisal of the gold and silver properties. SRK Consulting in its April 4, 2000 report entitled "Unga Island Project Resource and Reserve Review" concluded that Daugherty Resources' gold and silver properties cannot be classified as a Reserve, either Proven or Probable and should be reclassified as Mineral Inventory. In its April 2, 2000 report "Valuation of the Unga Island Gold-Silver Project, Alaska", Balfour Holdings determined that the gold and silver properties have a Fair Market Value of $4,450,000 using the Market and Cost approaches. The difference in total past expenditures and current Fair Market Value is attributed to Daugherty Resources' reclassification of the gold and silver properties to a Mineral Inventory, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., Daugherty Resources has recorded impairment to the value of the gold and silver properties reducing its value to $4,450,000.

         Gold Price Volatility. Daugherty Resources' anticipated profitability with respect to potential production mining activities, which could be initiated after completion of further exploration work, would be significantly affected by variations in the market price of gold. Gold prices can fluctuate widely and are affected by factors such as inflation, interest rates, currency exchange rates, central bank sales, forward selling by producers, supply and demand, global or regional political and economic crises and production costs in major gold producing regions such as South Africa and the republics of the former Soviet Union. The aggregate effect of these factors, all of which are beyond Daugherty Resources' control, is impossible for management to predict.

         The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce in United States dollars on the London Bullion Market as of December 31 in each of the years indicated below:

                  2000     1999     1998     1997     1996     1995
                  ----     ----     ----     ----     ----     ----
High              $316     $312     $311     $361     $415     $396
Low               $264     $256     $273     $283     $368     $372
Average:          $280     $279     $294     $322     $391     $384

         Factors in Bringing a Mineral Project into Production. Daugherty Resources' decisions as to whether the mining properties contain mineable ore deposits and whether any property should be placed in production will depend on the results of phased exploration programs and feasibility studies, the recommendations of management and technical support, and the willingness and capability of Daugherty Resources' co-venturers or other participants to proceed. This decision will involve consideration and evaluation of several significant factors, including, but not limited to:

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

         Exploration and development of the properties may be expensive and take a number of years. There is no assurance that Daugherty Resources, its co-venturers, or other participants will have the necessary funds for any of these activities.

         Competition. The mining industry is intensely competitive. Daugherty Resources competes with numerous individuals and companies, including major mining companies that have greater technical and financial resources than Daugherty Resources. The level of competition for desirable mining leases, suitable prospects for drilling operations, and for project funds is high.

         Permitting. Various permits are required from governmental bodies for exploration, development, and mining operations to be conducted. No assurance can be given that such permits will be received, or that environmental standards imposed by federal, state, or local authorities will not be changed with material adverse effects on Daugherty Resources' activities. Compliance with such laws may cause delays and require additional capital. Daugherty Resources may be subject to environmental damage liability that it may elect not to insure against due to prohibitive premium costs and other reasons. Daugherty Resources continues to respect and make every effort to preserve the environment and terrain of Unga Island. Daugherty Resources believes that it is in material compliance with all federal, state and local laws relating to current activities.


         Glossary of Technical Terms Relating to Oil, Gas, Geology, Mining and Related Matters. The following terms which may have been used in the preceding discussion mean:

3-D SEISMIC                         The application of powerful computer
                                    workstations and sophisticated software
                                    applied to seismic data acquired from a
                                    dense pattern of shot points to create
                                    three-dimensional displays of sub-surface formations. Extensive arrays of listening devices gather thousands of times more detail than regular seismic surveys.

ANDESITE                            Light-colored volcanic rock

BARREL OR BBL                       42 U.S. gallons liquid volume and represents
                                    the basic unit for measuring crude oil or other liquid hydrocarbons.

BOE One barrel of oil equivalent which is determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six MCF (see below) of natural gas so that six thousand cubic feet of natural gas is referred to as equivalent to one barrel of crude oil, condensate or natural gas liquids.

CARRIED INTEREST OR
CARRIED WORKING INTEREST
                                    A fractional interest in a lease which is free of all costs of drilling and completing a well up to a certain point, such as to casing point, through the tanks, or during the life of the well. The carried party's expenses are paid by the other parties who own the working interest in the well. After the point is reached, the carried interest usually becomes a working interest and shares in the costs.

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

DEVELOPMENTAL WELL                  A well drilled within the proved area of an
                                    oil or gas reservoir to the depth of a
                                    stratigraphic horizon indicated to be
                                    productive in an attempt to recover proved undeveloped reserves.

DRIFT A horizontal underground tunnel driven alongside or through an ore deposit, from either an adit or shaft, to gain access to the deposit.

DRY HOLE A well that is found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

EPITHERMAL                          A shallow-forming process that forms mineral
                                    deposits by depositing minerals from hot solutions.

EXPLORATION STATE                   Properties, which are neither at the
                                    Development or Production stage.

EXPLORITORY WELL                    A well drilled to find and produce oil or
                                    gas in an unproved area to find a new
                                    reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

FARM-OUTS                           An agreement whereby the owner of an oil and
                                    gas lease who does not desire to drill
                                    agrees to assign the lease, or an interest herein, to another who does desire to drill on the prospect of which the lease is a part. The obligation of the lease owner to assign the lease to interest therein is usually conditioned upon the drilling of one or more wells by the farmee and the lease owner generally retains some interest in the lease such as an overriding royalty interest, working interest, production payment, offset acreage or other type of interest.

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

GROSS ACRE                          An acre in which a working interest is owned

GROSS WELL                          A well in which a working interest is owned.

MCF One thousand cubic feet of natural gas, expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure bases and, where contracts are nonexistent, at 60F and 14.65 psi.

MILL A plant where ore is ground fine and undergoes physical or chemical treatment to extract or upgrade the valuable metals.

MINERAL INVENTORY,
MINERAL DEPOSIT OR
MINERALIZED MATERIAL                Gold-bearing material that has been
                                    physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation.
                                    While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development.

                                    Under United States Securities and Exchange
                                    Commission standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and nonce costs for the mine and related facilities.

NET ACRES OR NET WELLS              The sum of the fractional working interests
                                    owned in gross acres or gross wells.

NET REVENUE INTEREST                The percentage of production to which the
                                    owner of a working interest is entitled. For example, the owner of a 100% working interest in a well burdened only by a landowner's royalty of 20% would have an 80% net revenue interest in that well.

OIL                                 Crude oil and condensate.

ORE A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit, or from which some parts may be profitably separated.

OVERRIDING ROYALTY INTEREST         A royalty or percentage of the gross income
                                    from production deducted from the working interest.

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

PRODUCTION COSTS                    Lease operating expenses and taxes on oil
                                    and natural gas production.

PRODUCTION STAGE                    Mining properties that have advanced to the
                                    point where the operators are actively
                                    exploiting the mineral deposits (Reserves).

PROSPECT A geographic area believed by the Company to encompass one or more subsurface features, which the Company believes, may be productive of oil or natural gas if drilled. In order for a prospect to be drilled, it is typically necessary for the operator of the prospect to obtain oil and gas leases covering the prospect from multiple owners of the mineral interests underlying the prospect. References in this Annual Report to "prospects" mean geographic areas of exploratory interests that may be entirely unleased or in various stages of leasing and should not be understood to imply that all oil and gas leases necessary for drilling of the prospects are owned by the operator of the prospect or the Company, as the case may be.

PROVED DEVELOPED RESERVES           Oil or gas reserves that are expected to be
                                    recovered from the existing wells (including reserves behind pipe). Improved recovery reserves are considered developed only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Proved developed reserves may be subcategorized as producing or non-producing.

PROVED RESERVES                     Oil or gas reserves that can be estimated
                                    with reasonable certainty to be recoverable under current economic conditions. Proved reserves may be developed or undeveloped. In general, reserves are considered proved if commercial producability of the reservoir is supported by actual production, formation tests and/or other reservoir engineering data.

PROVED UNDEVELOPED RESERVES         Oil or gas reserves that are expected to be
                                    recovered: (i) from new wells on undrilled acreage, (ii) from deepening existing wells to a different reservoir, or (iii) where a relatively large expenditure is required to
                                    (a) recomplete an existing well or (b)
                                    install production or transportation
                                    facilities for primary or improved recovery projects.

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

RECOMPLETION                        The completion of an existing well for
                                    production to a formation that exists behind the casing of the well or certain procedures which stimulate an existing formation to produce additional quantities of oil or gas.

RECOVERY RATE                       The percentage of metal recovered from ore.

RESERVES That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

RETAINED INTEREST                   Typically an overriding royalty interest or
                                    a working interest that is retained by the party originating a prospect or project. The working interest may take several forms such as a carried working interest or other sharing arrangements whereby the originator earns an interest in production greater than its proportionate cost.

REVISIONARY INTEREST                Retained interest in a well which becomes a
                                    regular working interest at a specific time or event such as that point in time when the parties who paid for the drilling and completion of the well have recovered such costs from net production revenues.

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

SUBSURFACE CONTROL                  The data provided by wells previously
                                    drilled in the area of an exploratory or development prospect. Such existing subsurface data in the form of logs and cores provide a geologist with a valuable starting point in generating a prospect and serve to "control" or limit the geologist's interpretation of the subsurface strata by providing a factual starting point.

SULFIDES Compounds of sulphur with other metallic elements.

TUFFS Volcanic rock formed by consolidation of volcanic ash.

UNDEVELOPED ACREAGE                 Lease acreage on which wells have not been
                                    drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

VEINS A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

WORKING INTEREST                    The operating interest under an oil and gas
                                    lease which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and also subject to all costs of exploration, development and operations and risks associated therewith.

ITEM 3.         LEGAL PROCEEDINGS

       From time to time Daugherty Resources is a party to various legal proceedings in the ordinary course of business. Daugherty Resources is not currently a party to any litigation that it believes would materially affect Daugherty Resources' business, financial condition or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR DAUGHERTY RESOURCES'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)    Market Information

       Daugherty Resources' Common Stock trades on the Nasdaq Small Cap Market in the United States under the symbol NGAS. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of March 31, 2001, Daugherty Resources was authorized to issue 100,000,000 shares of the Common Stock, of which there were issued and outstanding 3,442,852 shares. No dividends were declared or paid during 2000.


QUARTER ENDED        12/31/00   09/30/00   06/30/00   03/31/00   12/31/99    09/30/99   06/30/99   03/31/99
Low Bid Price         $1.656      2.281      1.125      1.250      1.250      2.313       2.563      1.109
High Bid Price        $2.906      3.375      3.875      2.625      1.375      2.563       3.188      1.313

       As of March 30, 2001, the high and low bids with respect to the price of the Common Stock were $1.688 and $1.688, respectively. The Nasdaq Small Cap Market quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

(b)    Approximate Number of Holders of Common Stock

       As of December 31, 2000, there were 2,663 holders of record of the Common Stock, of whom 2,581 were United States shareholders holding a total of 3,055,523 shares representing approximately 88.74 percent of the issued and outstanding shares of the Common Stock.

(c)    Dividends

       Daugherty Resources has not paid dividends on it's stock and does not expect to pay dividends in the foreseeable future.

(d)    Recent Sales of Unregistered Securities

       Unregistered securities sold within the last three years in the following private transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

1998
----

       There were no unregistered securities issued or sold pursuant to private transactions exempt from registration under the Securities Act of 1933, Section 4(2).

1999
----

       On March 5, 1999 Daugherty Resources issued 135,000 options for an equal number of underlying common shares at $.38 per share to an unrelated third party for consulting services. The options expired on August 24, 2000.

       On October 13 and December 29, 1999, Daugherty Resources, issued 71,852 and 59,199 shares of common stock respectively to Ken-Tex Oil and Gas, Inc. valued at $2.2191 per share, for the acquisition of oil and gas properties.

       On August 20, 1999, Daugherty Resources issued a total of 1,152,363 shares of preferred stock convertible to one share of underlying common stock to various unrelated third party working interest owners and partnerships in exchange for their interests in oil and gas properties. The preferred shares were valued at $.5640 per share.

       On August 20, 1999, Daugherty Resources issued a total of 1,536,941 warrants for underlying shares of common stock to unrelated working interest owners and various unrelated partnerships in exchange for their interests in oil and gas properties. The exercise value of the warrants were in a range of $1.75 to $4.50 and will expire on August 20, 2004.

       On August 20, 1999, Daugherty Resources issued 1,120,000 options to purchase underlying shares of common stock at an exercise price of $1.00 per share to an unrelated third party in exchange for interests in oil and gas properties. The options will expire on August 20, 2004.

2000
----

During 2000, Daugherty Resources, Inc. issued 34,498 shares of restricted common stock valued at $2.2191 per share to Ken-Tex Oil and Gas, Inc. pursuant to an October 1999 Agreement for Purchase and Sale of 24 natural gas well interests.

On June 29, 2000, Daugherty Resources, Inc. issued a total of 296,544 shares of restricted common stock to fulfill subscription agreements at prices between $1.250 to $1.9033 per share.

On September 19, 2000, Daugherty Resources, Inc. issued 137,777 shares of restricted common stock valued at $1.250 per share to a vendor in consideration of services pursuant to a contract, which established the value of the shares prior to September 2000.

On October 12, 2000, Daugherty Resources, Inc. issued a total of 136,500 shares of restricted stock to three persons to fulfill subscription agreements and 9,006 shares of restricted common stock to a vendor for services rendered. Shares were valued at $2.4191 per share.

On December 1, 2000, Daugherty Resources, Inc. issued 18,744 restricted preferred shares to an unrelated party for the acquisition of working interest in natural gas wells.

During 2000, Daugherty Resources, Inc. issued a total of 70,435 restricted shares of common stock for converted preferred shares; 5,955 restricted shares for the exercise of warrants and options, and 9,006 restricted shares of common stock to replace an incorrect certificate.

During 2000, Daugherty Resources, Inc. issued a total of 350,000 restricted options to officers, directors and employees valued at $1.25 to $2.125 per share pursuant to the 1997 Stock Option Plan.

On December 1, 2000, Daugherty Resources, Inc. issued a total of 24,984 restricted warrants for the purchase of working interests in natural gas wells. The warrants had an exercise price range between $1.75 to $4.50 and an expiration date of August 20, 2004.

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

       Except as provided in the Investment Canada Act, there are no limitations under the laws of Canada, the Province of British Columbia or in the charter or any of the constituent documents of Daugherty Resources on the right of foreigners to hold and/or vote shares of the Common Stock.

       The Investment Canada Act essentially requires a non-Canadian making an investment to acquire control of a Canadian business, the investment in which exceeds $150,000,000 to file an application for review with Investment Canada, the Canadian federal agency created by the Investment Canada Act. Where the acquisition of control is indirect and made by a non-Canadian (other than an American, as defined). For example by the purchase of shares in a controlling parent corporation which has a Canadian business subsidiary the threshold is $500 million. For Americans, there is no review of such indirect acquisitions. The proposed investment, if above the threshold, may not proceed unless the Investment Canada agency and its responsible minister are satisfied that the investment will be of benefit to Canada.

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

       Taxation. Generally, dividends paid by Canadian corporations to non-resident shareholders are subject to a withholding tax of 25% of the gross amount of such dividends. However, Article X of the reciprocal tax treaty between Canada and the United States reduces to 15 percent the withholding tax on the gross amount of dividends paid to residents of the United States. A further 5 percent reduction in the withholding rate on the gross amount of dividends is applicable when a United States corporation owns at least 10 percent of the voting stock of the Canadian corporation paying the dividends.

       A non-resident of Canada who holds shares of the Common Stock of Daugherty Resources as capital property will not be subject to tax on capital gains realized on the disposition of such shares unless such shares are "taxable Canadian property" within the meaning of the Canadian Income Tax Act and no relief is afforded under any applicable tax treaty. The shares of the Common Stock would be "taxable Canadian property" of a non-resident if at any time during the five year period immediately preceding a disposition by the non-resident of such shares not less than 25 percent of the issued shares of any class of Daugherty Resources belonged to the non-resident, the person with whom the non-resident did not deal at arms length, or to the non-resident and any person with whom the non-resident did not deal at arm's length.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

         The following is a discussion of Daugherty Resources' financial condition and results of operations. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 35). In addition, specific reference is made to "Note 19 United States accounting principals, page XXIII of the Financial Statements files as an exhibit under Item 31 of this report.

         Daugherty Resources, Inc. ("Daugherty Resources"), formerly Alaska Apollo Resources Inc., is a diversified natural resources company with assets in oil and gas, and gold and silver properties prospects. Originally formed in 1979 to develop gold properties, Daugherty Resources in the fourth quarter of 1993, acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. ("Daugherty Petroleum"). The purchase of Daugherty Petroleum has given Daugherty Resources a diversified revenue and asset base that is primarily located in Appalachia.

RESULTS OF OPERATIONS

Fiscal 2000 - 1999

         For the year ending December 31, 2000, Daugherty Resources' gross revenues increased $5,068,082 to $6,484,807 from $1,416,725 for the same period in 1999. Daugherty Resources experienced a net gain from continuous operations of $48,639 for 2000 compared to net loss of $7,892,135 for 1999. During 1999, Daugherty Resources recognized impairment to its gold mining properties, which accounted for $6,782,229 of the $7,892,135 loss from continuous operations.

         Daugherty Resources' gross revenues were derived from drilling contract revenues of $5,410,044 (83%) and from natural gas and oil operations and production revenues of $1,074,763 (17%).

         The increase in gross revenues of $5,068,082 was primarily attributable to an increase in contract drilling. Revenues from drilling activities increased by $4,531,330 from $878,714 for the year ending December 31, 1999 to $5,410,044 for the year ending December 31, 2000. The increase in revenues from drilling activities was primarily attributable to more wells being drilled, which in turn was primarily attributable to high energy prices and more interest of investors and joint venture partners in drilling activities.

         During 2000, total direct costs increased by $3,077,613 to $3,857,193 compared to $779,580 in 1999. These direct costs included drilling and related costs for twenty-three natural gas wells.

         On June 29 2000, at the Annual General Meeting the following was approved:

         - Ratification of an Option Agreement between Daugherty Resources and Environmental Energy, Inc.

         Copies of these documents were filed as an exhibit to Form 8-K, for Daugherty Resources for reporting an event on May 22, 2000 (File No. 0-12185).

         Daugherty Resources believes there are several factors that will increase revenues in the year 2001. Daugherty Resources will receive additional revenues from the oil and gas well properties it acquired and drilled during 2000. The expansion of its natural gas gathering system completed in 2000 and additional expansion planned in 2001 should dramatically increase Daugherty Petroleum's ability to transport natural gas.

Fiscal 1999-1998

         Since acquiring Daugherty Petroleum, Daugherty Resources has increased its reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells through joint venture and turnkey drilling programs, where Daugherty Petroleum is the primary decision maker. Daugherty Resources continued to aggressively seek acquisitions and drilling programs.

         On June 30, 1999, the following were approved:

         - A Special Resolution that changed the Daugherty Resources' authorization capital from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value, per share, and from 1,200,000 shares of preferred stock, without par value per share to 5,000,000 shares of preferred stock, without par value.

         - An Altered Memorandum changed the authorized capital of Daugherty Resources to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value.

         - A Special Resolution that altered Article 23.1(b) of Daugherty Resources Articles by substituting a new Article 23.1(b) that sets forth the considerations and terms upon which the preferred shares can be converted to common stock.

         Copies of these documents were filed as an exhibit to Form 8-K, for Daugherty Resources for reporting an event on October 25, 1999 (File No. 0-12185).

         The authorization for the issuance of preferred stock by Daugherty Resources allowed the acquisition in October 1999 of 41 wells in Kentucky, Louisiana and Tennessee. Also, in October 1999, Daugherty Resources acquired 24 natural gas wells in Knox County, Kentucky.

         For the year ending December 31, 1999, Daugherty Resources' gross revenues increased $946,956 to $1,416,725 from $2,363,681 for the same period in 1998. Daugherty Resources experienced a net loss of $7,220,920 in 1999 compared to a net loss of $1,568,348 in 1998.

         Daugherty Resources' gross revenues were derived from drilling contract revenues of $878,714 (62 percent) and from natural gas and oil operations and production revenues of $538,011 (38%).

         The decrease in gross revenues of $946,956 was primarily attributable to the decreased drilling activities during the year. Contract revenues from drilling activities decreased by $1,001,266 to $878,714 in 1999 from $1,879,980 for the same period in 1998.

         During 1999, total direct costs decreased by $878,628 to $779,580 compared to $1,650,208 in 1998. These direct costs included drilling costs for 5 natural gas wells.

LIQUIDITY

         Daugherty Resources continues to acquire natural gas and oil properties. Daugherty Petroleum has provided Daugherty Resources with a diversified asset base that includes natural resources other than its original gold and silver mining properties. During 2000, management continued to invest in areas it deemed crucial in developing an infrastructure suitable to support future growth. These areas included ongoing expenses in management, professional and operational personnel, and other expenses deemed necessary to position Daugherty Resources for future acquisitions and financing.

         Working capital as of December 31, 2000, was a negative $3,546,673 compared to December 31, 1999, when working capital was negative $2,816,687.

         During 2000, and compared to the same period in 1999, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $1,823,344 from $2,250,004 to $426,660; accounts receivable balances increased $132,836 from $217,868 to $350,704. Other current assets such as prepaids, inventory, and notes receivable increased $8,537 from $27,103 to $35,640. Overall, current assets decreased by $1,681,971 to $813,004.

         Current liabilities as of December 31, 2000 were $4,359,677 compared to $5,311,662 as of December 31, 1999. During 2000, and compared to the same period in 1999, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $103,207 from $1,433,886 to $1,330,679, customer drilling deposits decreased $1,104,562 from $2,536,464 to $1,431,902, accounts payable and accrued liabilities increased $239,249 from $1,341,312 to $1,580,561.

         Several factors influence changes in liquidity. Cash balances decreased because funds that had, in prior years, been held in Daugherty Petroleum cash accounts for year-end drilling programs were deposited in partnerships escrow accounts. At December 31, 2000, $1,248,300 remained in escrow. Early in the first quarter of 2001, these funds were subsequently transferred to Daugherty Petroleum's cash accounts.

         Further, Daugherty Resources was required to categorize $1,131,798 of debt as short-term loans despite the fact that historically these obligations have been renewed annually.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, results of operations or liquidity in future periods due to the following:

         - The higher natural gas prices will result in significantly higher future revenues from the sale of natural gas. Additionally, the higher natural gas prices are expected to result in increased interest in drilling partnerships, which directly result in an increase in revenue from drilling activities.

         - Acquisitions of additional reserves through additional future drilling is expected to enhance the ability of Daugherty Resources to secure long term financing, increased lines of credit, and equity participation with industry partners.

         Management continues to purse a new credit facility to convert Daugherty Resources' short-term debt to long-term debt and to increase its line of credit, which is expected to reduce the working capital deficit, insure financial liquidity, and enhance the balance sheet.

COMMITMENTS AND SOURCE OF FUNDS

         Over the years, Daugherty Resources has held negotiations with several financial institutions and potential investors with the intent of securing financing necessary to provide credit facilities for Daugherty Resources to support existing and future capital requirements. In December 1996, Daugherty Petroleum signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50 percent of the drilling and completion costs of four natural gas wells. The balance of this loan was paid off on September 1, 1998, when Daugherty Petroleum secured a line of credit from Compass Bank, Houston, which as of December 31, 2000, had a balance due of $972,165. It is expected that, Daugherty Petroleum will secure additional financing to develop its existing natural gas leasehold interests. Daugherty Resources will realize increased natural gas revenue as gathering facilities are expanded to allow sales from recently drilled wells that have not been connected to the gas gathering system.

ITEM 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 7 appears on pages I through XXXII of this Report, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF DAUGHERTY RESOURCES

         Set forth below are the directors and executive officers of Daugherty Resources, together with their ages as of the date of this Report. Each director is elected for a one-year term and serves until his successor is elected and qualified.

               NAME                    AGE                   POSITION                     DIRECTOR SINCE
               ----                    ---                   --------                     --------------
William S. Daugherty                   46      Chairman of the Board, President and       September 1993
                                               Chief Executive Officer
James K. Klyman                        46      Director                                      May 1992
Charles L. Cotterell                   76      Director                                     June 1994
D. Michael Wallen                      46      Vice President and Secretary                    N/A

         A description of the business experience during the past several years for each of the directors and executive officers of Daugherty Resources and certain significant employees of Daugherty Resources is set forth below.

         William S. Daugherty, age 46, has served as Director, President and Chief Operating Officer of Daugherty Resources since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of Daugherty Resources. Mr. Daugherty is past president of the Kentucky Oil and Gas Association, the Kentucky Independent Petroleum Producers Association, and also serves in a voluntary capacity as the Governor's Official Representative to the Interstate Oil and Gas Compact Commission. Mr. Daugherty holds a B. S. Degree from Berea College, Berea, Kentucky.

         James K. Klyman, age 46, has been a director since May 1992. For the past seven years Mr. Klyman has been a computer software designer and programmer specializing in applied information technology.

         Charles L. Cotterell, age 76, has been a director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky. He is a Vice President of Konal Engineering Co., Ltd., is a past director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

         D. Michael Wallen, age 46, joined Daugherty Petroleum in March 1995, as Vice President of Engineering and was elected a Vice President of Daugherty Resources in March 1997. Prior to joining Daugherty Resources, Mr. Wallen served as the Director of the Kentucky Division of Oil and Gas for six years. Prior to serving as Director of the Kentucky Division of Oil and Gas, he worked as well drilling and completion specialist and as a gas production engineer in the Appalachian Basin for various operating companies. Mr. Wallen holds a B. S. Degree from Morehead State University, Morehead, Kentucky.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act") requires Daugherty Resources' directors and executive officers, and persons who own more than 10 percent of a registered class of Daugherty Resources' equity securities, to file with the Securities and Exchange Commission (the "Commission") and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of Daugherty Resources. Directors, officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish Daugherty Resources with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Daugherty Petroleum, Inc. under Rule 16a-3(b) during 2000, and Forms 5 and amendments thereto furnished to Daugherty Petroleum with respect to 2000, Daugherty Petroleum is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of Daugherty Petroleum registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during such year, except for Environmental Energy, Inc.

ITEM 10.        EXECUTIVE COMPENSATION

         The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2000, 1999 and 1998 for services in all capacities rendered to Daugherty Resources by William S. Daugherty, the Chief Executive Officer of Daugherty Resources and D. Michael Wallen, Vice President of Daugherty Resources. There was no other person serving as an executive officer of Daugherty Resources at December 31, 2000, whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                      Long Term Compensation
                                                -------------------                      ----------------------
Name And Principal Position     Year      Salary          Bonus        Other Annual    Restricted      Options #
                                ----      ------          -----        -------------   -----------     ---------
                                                                       Compensation    Stock Award
                                                                       ------------    -----------
William S. Daugherty              2000     $ 98,077      $56,250(1)         $616(5)       0          100,000(4)
Chairman and President            1999     $ 75,000      $12,500(2)         $364(5)       0              0
                                  1998     $ 75,000      $12,500(3)         $648(5)       0              0

D. Michael Wallen                 2000      $64,377      $46,250(6)         $616(7)       0          100,000(8)
Vice President

-----------------

(1) The bonus was in the form of 25,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25(U.S.) per share, respectively.
(2) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(3) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(4) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share. The options expire five years from the date granted.
(5) Mr. Daugherty is indebted to Daugherty Resources on three promissory notes (See footnote 1 at Item 12) bearing an interest rate of 6% per annum. Assuming a market of 9% per annum for a comparable loan Mr. Daugherty received an additional benefit of $648, $364 and $616 per annum for the respective years of 1998, 1999 and 2000.
(6) The bonus was in the form of 15,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25 (U.S.) per share, respectively.
(7) Mr. Wallen is indebted to Daugherty Resources on three Promissory Notes (See footnote 2 at Item 12) bearing an interest rate of 6% per annum. Assuming a market rate of 9% per annum for a comparable loan Mr. Wallen received an addition benefit in 2000 of $616.
(8) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources, Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share and expire five years from the date granted.

         While the officers of Daugherty Resources receive benefits in the form of certain perquisites, the individual identified in the foregoing table has not received perquisites, which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

      Daugherty Resources does not maintain a Long-Term Incentive Plan(s) as that term is defined in Item 402(a)(6)(iii) of Regulation S-B.

STOCK OPTIONS

         Daugherty Resources granted a total of 200,000 stock options to officers during 2000. The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by William S. Daugherty and D. Michael Wallen as of December 31, 2000.


                  AGGREGATED FISCAL YEAR-END OPTION VALUES

NAME                                     NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
                                    OPTIONS AT FISCAL YEAR-END (#)               OPTIONS AT FISCAL YEAR-END ($)
                                       EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
William S. Daugherty                        555,555/44,445                                $ 75,000/0

D. Michael Wallen                              145,000/0                                  $ 75,000/0
---------------------

         The following is a summary of options that have been granted by Daugherty Resources to William S. Daugherty and D. Michael Wallen during the course of their employment. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock, which was effective June 29, 1998.

         Mr. Daugherty received options to purchase 40,000 shares of the Common Stock in 1994 exercisable at $9.50 per share in increments of 10,000 shares each on December 10, 1994, 1995, 1996, and 1997. These options expired December 10, 1998. In February 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on February 27, 1995, 1996, 1997, and 1998. Additionally, on December 27, 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on December 27, 1995, 1996, 1997, and 1998. All options authorized in favor of Mr. Daugherty in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. As detailed above, on June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Daugherty covering 40,000 shares of the Common Stock. On March 7, 1997, pursuant to an Incentive Stock Option Agreement between the Company and Mr. Daugherty, the Administrative Committee of the Alaska Apollo Resources Inc. 1997 Stock Option Plan granted Mr. Daugherty options to purchase 400,000 shares of the Common Stock exercisable at $1.546875 per share. Options for 71,111 shares vested on March 7, 1997, with 71,111 shares vesting on January 1, 1998, 1999, 2000, and 2001, and the remaining 44,445 shares vesting on January 1, 2002. These options are contingent upon Mr. Daugherty's employment with the Company on the vesting dates. They expire on March 7, 2002. Pursuant to the 1997 stock option plan of Alaska Apollo Resources, Inc., on April 28, 2000, the Board of Directors authorized a grant of Options to purchase 100,000 shares of common stock to Mr. Daugherty vesting immediately, exercisable at $1.25 per share and expiring five years from the date granted.

         On December 27, 1995, the Board of Directors of Daugherty Resources authorized the granting of incentive stock options covering 20,000 shares of the Common Stock for Mr. Wallen vesting and exercisable in 5,000 share increments on December 27, 1995, 1996, 1997, and 1998. All options authorized in favor of Mr. Wallen in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Wallen's employment at the time of vesting. On June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Wallen covering 20,000 shares of the Common Stock vesting and exercisable in 5,000 share increments on June 28, 1996, 1997, 1998 and 1999. All options authorized in favor of Mr. Wallen in 1996 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Wallen's employment on the vesting date. On June 25, 1997, the Board of Directors approved the granting of incentive stock options covering 10,000 shares of common stock to Mr. Wallen. The exercise expire is $3.25 per share, and will expire five years from the date granted. These options are contingent upon Mr. Wallen's employment with Daugherty Resources on the vesting dates. Pursuant to the 1997 stock option plan of Alaska Apollo Resources, Inc., on April 28, 2000, the Board of Directors authorized a grant of Options to purchase 100,000 shares of common stock to Mr. Wallen vesting immediately, exercisable at $1.25 per share and expiring five years from the date granted.

COMPENSATION OF DIRECTORS

         Daugherty Resources compensates its non-employee directors for their services to Daugherty Resources in the form of shares of the Common Stock registered pursuant to Form S-8 promulgated by the Commission. Daugherty Resources also reimburses its directors for expenses incurred in attending board meetings. Daugherty Resources paid the non-employee directors the following amounts during fiscal year 2000: Charles L. Cotterell and James Klyman (formerly Klyman-Mowczan) each received 3,000 shares of the Common Stock valued at $1.25 (U.S.) per share.

                   AGGREGATED FISCAL YEAR-END OPTION VALUES


NAME                                    NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
----                                    ---------------------                 ---------------------------------
                                   OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
                                   ------------------------------              ------------------------------
                                      EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
                                      -------------------------                   -------------------------
James K. Klyman                               29,000/0                                    $15,000/0
Charles L. Cotterell                          29,000/0                                    $15,000/0

         The following is a summary of options, which have been granted by Daugherty Resources to the non-employee directors during the course of their respective tenures. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock, which was effective June 29, 1998.

         In 1993, Mr. Klyman was granted options to purchase 2,000 shares of the Common Stock exercisable at $9.50 per share that expired December 10, 1998. On June 15, 1994, the Board of Directors approved the reduction of the exercise price of these options to $5.00. On June 15, 1994, Mr. Cotterell was granted an option to purchase 2,000 shares of the Common Stock in 1994 exercisable at $5.00 per share that expired December 10, 1998. On February 27, 1995, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share and expiring February 27, 2000. On June 28, 1996, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share and expiring June 28, 2001. On June 25, 1997, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common stock each exercisable at $3.25 (U.S.) per share and expiring June 24, 2002. On April 28, 2000, the Board of Directors approved the grant of options to Mr. Cotterell and Mr. Klyman to purchase 25,000 shares of Common Stock each exercisable at $1.25 (U.S.) per share and expiring five years from the date granted

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates the number of shares of the Common Stock owned beneficially as of March 31, 2000, by (i) each person known to Daugherty Resources to beneficially own more than five percent of the outstanding shares of the Common Stock, (ii) each director, (iii) the officers of Daugherty Resources, and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares of the Common Stock which are deemed beneficially owned by such person or entity.

              TITLE OF CLASS                            BENEFICIAL OWNER              SHARES OWNED     PERCENT OF
              --------------                            ----------------              ------------     ----------
                                                                                      BENEFICIALLY        CLASS
                                                                                      ------------        -----
               Common Stock                  William S. Daugherty                        919,355(1)          22.83
                                             121 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Trio Growth Trust                           300,000(2)           8.00
                                             18 York Valley Crescent
                                             Willowdale, Ontario M2P 1A7

                                             Gracechurch Securities Ltd.                 160,600(3)           4.66
                                             21 Abbotsbury House
                                             Abbotsbury Road
                                             London W14 8EN,
                                             United Kingdom


                                             Alaska Investments Limited                  202,669(4)           5.88
                                             5 Old Street
                                             Ospery House
                                             St. Helier, Jersey,
                                             Channel Islands, U.K.

                                             Exergon Capital S.A.                        187,000(5)           5.27
                                             Strausburgstrasse 15
                                             Box 1069
                                             Zurich 8039, Switzerland

                                             Jayhead Investments Limited                 218,880(6)           6.17
                                             18 York Valley Crescent
                                             Willowdale, Ontario H2P 1A7
                                             Canada


                                             D. Michael Wallen                           220,600(7)           6.14
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Charles L. Cotterell                         47,540(8)           1.37
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             James K. Klyman                              32,000(9)           0.92
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Environmental Energy, Inc.                 440,000(10)          11.43
                                             8001 Irvine Center Drive, Suite 1040
                                             Irvine, CA 92618

                                             Kentucky Gas Partners, LP                  667,722(11)          16.43
                                             8001 Irvine Center Drive, Suite 1040
                                             Irvine, CA 92618

                                             Directors and executive officers as a    1,219,495(12)          28.83
                                             group (4 persons)

----------

(1) Includes 340,000 shares of the Common Stock, warrants to purchase 23,800 shares of the Common Stock and options to acquire 555,555 shares of the Common Stock, which are currently exercisable.

(2) Consists of warrants to purchase 300,000 shares of the Common Stock, which are currently exercisable. Trio Growth Trust ("Trio") is a trust organized in Ontario, Canada the-co-trustees of which are Mrs. Barbara Glickman and Mr. Melvyn Moscoe. Trio, through its co-trustees, has the right to exercise the warrants.

(3) Consists of 160,600 shares of the Common Stock. Gracechurch Securities Ltd is organized in Liberia and is controlled by Douglas Mansfield, its sole shareholder, and officer.

(4) Consists of 202,669 shares of the Common Stock. Alaska Investments Limited ("Alaska") is organized in the British Virgin Islands and Jayhead Investments Limited ("Jayhead") owns 34% of the shares of Alaska.

(5) Includes 87,000 shares of the Common Stock and warrants to purchase 100,000 shares of the Common Stock, which are currently exercisable. Exergon Capital SA is a Panamanian corporation and is controlled by Dr. Urs Trepp, its sole director and officer.

(6) Includes 50,000 shares of common stock and 68,880 shares of common stock owned through Jayhead's interest in Alaska Investments Limited and warrants to 100,000 shares of the Common Stock, which are currently exercisable. Jayhead Investments Limited is an Ontario Corporation controlled by Mr. Morton J. Glickman, its sole director and officer.

(7) Includes 75,600 shares of the Common Stock and options to purchase 145,000 shares of the Common Stock, which are currently exercisable.

(8) Includes 18,540 shares of the Common Stock and options to purchase 29,000 shares of the Common Stock, which are currently exercisable.

(9) Consists of 3,000 shares of the Common Stock and options to purchase 29,000 shares of Common Stock, which are currently exercisable.

(10) Includes 40,000 shares of the Common Stock and options to purchase 400,000 shares of the Common Stock, which are currently exercisable. Environmental Energy, Inc. ("EEI") is a Delaware corporation. Larry Crowder and John Powell are the sole shareholders and officers of EEI.

(11) Includes the right to receive 336,912 shares of Preferred Stock, which may be converted to the Common Stock on a one-for-one basis, and warrants to purchase 341,530 shares of the Common Stock, which are currently exercisable. Kentucky Gas Partners, LP ("KGP") is a California limited partnership, the general partner of which is Environmental Holding Company Inc., a Nevada corporation ("EHC"). Although EHC is the general partner of KGP, the voting rights of any Common Stock converted from the Preferred Shares and Options to purchase the Common Stock are controlled by a Voting Trust until the shares and options are distributed by the partnership to its various partners. The Trustees of the Voting Trust that has the sole right to vote the shares are Robert L. McIntyre, Terry D. Fields and Robert Johnstone. The shares may only be voted by a majority decision of the Trustees.

(12) Includes 437,140 shares of the Common Stock, options to purchase 758,555 shares of the Common Stock, which are currently exercisable, and warrants to purchase 23,800 shares of the Common Stock, which are currently exercisable.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

         As of December 31, 2000, the aggregate indebtedness to Daugherty Resources and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by Daugherty Resources of all present and former directors, officers and employees of Daugherty Resources was $356,813.


   NAME AND PRINCIPAL POSITION      INVOLVEMENT OF ISSUER OR     LARGEST AMOUNT OUTSTANDING DURING     AMOUNT OUTSTANDING AS OF
   ---------------------------      -------------------------    ----------------------------------    ------------------------
                                            SUBSIDIARY               LAST COMPLETED FISCAL YEAR            DECEMBER 31, 2000
                                            ----------               --------------------------            -----------------
William S. Daugherty(1)                       Lender                           $81,933                          $80,970
President and Chief Executive
Officer

D. Michael Wallen(2)                          Lender                           $81,933                          $80,970
                                                                               -------                          -------
Vice President

------------------
(1) The indebtedness of Mr. Daugherty consists primarily of three promissory notes in the principal amount of $33,333, $27,000 and $21,600, dated January 4, 1999, and January 1, 1998, bearing interest at the rate of six percent per annum. The notes are secured by Mr. Daugherty's interest in oil and gas partnerships sponsored by Daugherty Resources' subsidiary, Daugherty Petroleum. Inc. See footnotes of Item 10 above for additional benefits to Mr. Daugherty.
(2) The indebtedness of Mr. Wallen consists of three promissory notes in the principal amounts of $33,333; $27,000 and $21,600 dated January 4, 2000, January 4, 1999 and January 1, 1998, respectively, each bearing interest at the rate of 6 percent per annum. The note is secured by Mr. Wallen's interest in oil and gas partnerships sponsored by the Company's subsidiary, Daugherty Petroleum, Inc. (see item 10 for additional benefits to Mr. Wallen.

INDEBTEDNESS OF DAUGHERTY RESOURCES TO A SHAREHOLDER

         Daugherty Petroleum is indebted to Jayhead Investments Limited, an affiliate of Alaska Investments Limited. The balance of the indebtedness is $64,779.00 and bears interest at a rate of 10 percent beginning April 1, 1995. Payment terms are based on quarterly payments of interest only with the total principal and interest, if any, due in full June 1, 2001.













                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                                      PART IV

ITEM 13.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      List of Documents Filed With This Report.
         ----------------------------------------

                                                                                                        PAGE
                                                                                                        ----
(1)      Financial statements, Daugherty Resources, Inc. and subsidiary companies
         Cover Page
         Table of Contents
         Report of Kraft, Berger, Grill, Schwartz, Cohen & March LLP                                      I
                  Independent chartered accounts, dated March 25, 2001
         Balance Sheet - December 31, 2000                                                             II-III
         Statement of operation and Deficit for the year ended December 31, 2000                         IV
         Statement of cash flows for the year ended December 31, 2000                                     V
         Notes to the Financial Statement                                                             VI-XXXII

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

         3(c)* Certificate of Change of Name for Alaska Apollo Gold Mines Ltd., a British Columbia corporation, dated October 14, 1992, changing the name of Alaska Apollo Gold Mines Ltd. to Alaska Apollo Resources Inc., and further changing the authorized capital of Daugherty Resources from 20,000,000 shares of common stock, without par value per share, to 6,000,000 shares of common stock, without par value per share, filed as Exhibit 3(c) to Form 10-K/A, amendment No. 1, for Daugherty Resources for the fiscal year ended December 31, 1993. (File No. 0-12185).

         3(d)* Altered Memorandum of Alaska Apollo Resources Inc., a British Columbia corporation, dated September 9, 1994, changing the authorized capital of Daugherty Resources from 6,000,000 shares of common stock, without par value per share, to 20,000,000 shares of common stock, without par value per share, filed as Exhibit 3(d) to Form 10-K/A, Amendment No. 1, for Daugherty Resources for the fiscal year ended December 31, 1993. (File No. 0-12185).

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

         3(f)* Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 24, 1998, changing the authorized common stock of Daugherty Resources from 50,000,000 shares of common stock, without par value per share, to 10,000,000 shares of common stock, without par value. (File No.0-12185).

         3(g)* Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 25, 1998, changing the authorized preferred stock of Daugherty Resources from 6,000,000 shares of preferred stock, without par value per share, to 1,200,000 shares of preferred stock, without par value. Filed as an exhibit to Form 8-K, by Daugherty Resources for reporting an event on June 29, 1998. (File No.0-12185).

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

         10(c)* Agreement of Purchase and Sale by and between Environmental Energy Partners I, Ltd., Environmental Energy Partners II, Ltd, Environmental Operating Partners, Ltd., Environmental Holding, LLC, Environmental Processing Partners, Ltd., Environmental Energy, Inc., and Environmental Operating, Inc., as Sellers and Daugherty Petroleum, as Buyer, and Daugherty Resources, Inc. as Accommodating Party, dated as of January 26, 1999, filed as an Exhibit to Form 8-K by Daugherty Resources for reporting an event on May 25, 1999 (File No. 0-12185).

         10(d)* Agreement for the Purchase and Sale by and between H&S Lumber, Inc., Buyer, and Daugherty Petroleum, Seller, for the sale of Red River Hardwoods, Inc., an 80% subsidiary of Daugherty Petroleum, which was effective June 30, 1999, and closed December 1, 1999, filed as Exhibit 10.1 to Form 8-K by Daugherty Resources for reporting an event on December 9, 1999 (File No. 0-12185).

         10(e)* Option Agreement between Daugherty Resources, Inc. and Environmental Energy, Inc. filed as an Exhibit to Form 8-K filed May 22, 2000 (File No. 0-12185).

         11       Statement of Earnings Per Share.

         21       Subsidiaries of Daugherty Resources:

                  -   Daugherty Petroleum, a Kentucky corporation.
                  - Red River Hardwoods, Inc., a Kentucky corporation. See Item 10(d) above.
                  -   Sentra Corporation

         23(a)*   Consent of Richard M. Russell & Associates, Inc. described in
                  Exhibit 23(a) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1993. (File No. 0-12185).

         23(b)    Consent of Kraft, Rothman, Berger, Grill, Schwartz & Cohen.

         23(c)*   Consent of Edward O. Strandberg, Jr., P.E. described in
                  Exhibit 23(c) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1993. (File No. 0-12185).

         23(d)    Consent of Wright and Company, Inc.

         23(e)* Consent of Steffen Robertson and Kristen (U. S.), Inc. ("SRK" described in Exhibit 23(e) to Form 10-KSB for Daugherty Resources for the fiscal year ended December 31, 1999.

         23(f)* Consent of Balfour Holdings, Inc. described in Exhibit 23(f) to Form 10-KSB for Daugherty Resources for the fiscal year ended December 31, 1999. (File No. 0-12185).

         24       Powers of Attorney.

         (b)      Reports on Form 8-K.
                  -------------------

                  No reports were filed during the fourth quarter of 2000.

         (c)      Financial Statement Schedules.
                  -----------------------------

                  No schedules are required, as all information required has been presented in the audited financial statements.

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements within meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, our ability to make and integrate acquisitions and the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

         -        A decline in oil and/or gas production or prices.
         -        Incorrect estimates of required capital expenditures.
         - Increases in the cost of drilling, completion and gas collection or other costs of production and operations.
         -        An inability to meet growth projections.
         -        Government regulations.
         -        Other risk factors discussed or not discussed herein.

         In addition, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to Daugherty Petroleum and/or Daugherty Resources, our business or our management, are intended to identify forward-looking statements.

         Daugherty Resources believes that the expectations reflected in the forward-looking statements and the basis of the assumptions of such forward-looking statements are reasonable. However, in light of these risks and uncertainties, the forward-looking events and circumstances discussed in this document may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

         Daugherty Resources claims the protection of the safe harbor for forward-looking statements combined in the Private Securities Litigation Reform Act of 1995 for these statements. You should consider these risks when you purchase our common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Daugherty Resources has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Daugherty Resources, Inc.

                                        By: /s/ William S. Daugherty
                                            -----------------------------
                                            William S. Daugherty
                                            Chairman of the Board

April 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Daugherty Resources and in the capacities and on the dates indicated.

           SIGNATURE                  TITLE                       DATE
           ---------                  -----                       ----

                            Chairman of the Board, President,    April 16, 2001
/s/ William S. Daugherty     Director of Daugherty Resources
------------------------
William S. Daugherty

                             Director of Daugherty Resources     April 16, 2001
/s/ James K. Klyman*
-------------------
James K. Klyman

                             Director of Daugherty Resources     April 16, 2001
/s/ Charles L. Cotterell*
------------------------
Charles L. Cotterell

                                                                 April 16, 2001
*By /s/ William S. Daugherty
    ------------------------
William S. Daugherty
Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 2000

                            DAUGHERTY RESOURCES INC.

                                DECEMBER 31, 2000

                                    CONTENTS

                                                                                                        PAGE

AUDITORS' REPORT                                                                                           I


CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                                                   II-III

      Statement of Operations and Deficit                                                                 IV

      Statement of Cash Flows                                                                              V

      Notes to Financial Statements                                                                  VI-XXXI

                                                                          PAGE I

                                AUDITORS' REPORT

To The Shareholders Of
DAUGHERTY RESOURCES INC.

We have audited the consolidated balance sheets of DAUGHERTY RESOURCES INC. as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for each of the three years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years ended December 31, 2000, 1999 and 1998 in accordance with generally accepted accounting principles in Canada.

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
March 28, 2001

                                                                         PAGE II

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2000

                                     ASSETS

                                                         2000          1999
                                                    -----------   -----------
CURRENT

    Cash and cash equivalents (Note 8)              $   426,660   $ 2,250,004
    Accounts receivable                                 350,704       217,868
    Prepaid expense and other asset                       4,407        27,103
    Loans to related parties (Note 6)                    31,233          --
                                                    -----------   -----------
                                                        813,004     2,494,975

BONDS AND DEPOSITS                                       41,000        41,000

MINING PROPERTY AND RELATED EXPENDITURES (Note 3)     4,450,000     4,450,000

OIL AND GAS PROPERTIES (Note 4)                       9,086,131     5,885,825

CAPITAL (Note 5)                                        279,984       110,061

LOANS TO RELATED PARTIES (Note 6)                       356,813       225,963

INVESTMENT                                                 --          17,842

DEFERRED FINANCING COSTS                                 98,586       126,107

GOODWILL                                                492,133       671,089
                                                    -----------   -----------





                                                    $15,617,651   $14,022,862


                                                    ===========   ===========

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

/s/ Charles L. Cotterell                         /s/ William S. Daugherty
================================                 ==============================
           Director                                         Director

                                                                        PAGE III

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2000

                                   LIABILITIES

                                                                                    2000            1999
                                                                               ------------    ------------
CURRENT
  Bank loans (Note 8)                                                          $  1,131,798    $  1,156,437
  Accounts payable                                                                  661,748         690,157
  Accrued liabilities                                                               918,813         651,155
  Income taxes payable                                                               16,535            --
  Customers' drilling deposits                                                    1,431,902       2,536,464
  Long-term debt (Note 9)                                                           155,136         277,449
  Loan payable (Note 10)                                                             43,745            --
                                                                               ------------    ------------
                                                                                  4,359,677       5,311,662

LOAN PAYABLE                                                                           --            43,745

LONG-TERM DEBT (Note 9)                                                           1,759,022       1,662,636
                                                                               ------------    ------------
                                                                                  6,118,699       7,018,043
                                                                               ------------    ------------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 11)
  AUTHORIZED

         5,000,000 Preferred shares, non-voting, non-cumulative, convertible
       100,000,000 Common shares

  ISSUED

         1,100,672 Preferred shares (1999 - 1,152,363)                              620,844         650,000
         3,442,852 Common shares (1999 - 2,493,280)                              23,113,991      21,685,043
  Capital stock to be issued                                                      1,441,387         395,685
                                                                               ------------    ------------
                                                                                 25,176,222      22,730,728

DEFICIT                                                                         (15,677,270)    (15,725,909)
                                                                               ------------    ------------
                                                                                  9,498,952       7,004,819
                                                                               ------------    ------------

                                                                               $ 15,617,651    $ 14,022,862
                                                                               ============    ============



See accompanying notes to consolidated financial statements.

                                                                         PAGE IV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                          2000            1999            1998
                                                  ------------    ------------    ------------
GROSS REVENUE                                     $  6,484,807    $  1,416,725    $  2,363,681
DIRECT EXPENSES                                      3,857,193         779,580       1,658,208
                                                  ------------    ------------    ------------
                                                     2,627,614         637,145         705,473

GENERAL AND ADMINISTRATIVE COSTS                     2,562,440       1,747,051       1,639,305
                                                  ------------    ------------    ------------

EARNINGS (LOSS) BEFORE THE FOLLOWING                    65,174      (1,109,906)       (933,832)

  Impairment loss on mining properties (Note 3)           --        (6,782,229)           --
  Non-controlling interest                                --              --           (18,246)
                                                  ------------    ------------    ------------

EARNINGS (LOSS) BEFORE THE UNDERNOTED                   65,174      (7,892,135)       (952,078)

  Income taxes                                          16,535            --              --
                                                  ------------    ------------    ------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS              48,639      (7,892,135)       (952,078)

  Net gain (loss) from discontinued operations            --           671,215        (616,270)
                                                  ------------    ------------    ------------

NET EARNINGS (LOSS) FOR THE YEAR                        48,639      (7,220,920)     (1,568,348)

DEFICIT, beginning of year                         (15,725,909)     (8,504,989)     (6,936,641)
                                                  ------------    ------------    ------------

DEFICIT, end of year                              $(15,677,270)   $(15,725,909)   $ (8,504,989)
                                                  ============    ============    ============



NET EARNINGS (LOSS) PER SHARE (Note 13)

Continuing operations                             $       0.02    $      (3.49)   $      (0.47)
                                                  ============    ============    ============

For the year                                      $       0.02    $      (3.19)   $      (0.77)
                                                  ============    ============    ============

Fully diluted                                     $       0.01    $       --      $       --
                                                  ============    ============    ============


See accompanying notes to consolidated financial statements.

                                                                          PAGE V

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                  2000           1999           1998
                                                              -----------    -----------    -----------
OPERATING ACTIVITIES
    Net earnings (loss) from continuing operations            $    48,639    $(7,892,135)   $  (952,078)
    Impairment loss on mining properties                             --        6,782,229           --
    Loss (gain) from investment                                  (108,172)       108,658           --
    Amortization and depletion                                    642,598        487,070        441,511
    (Gain) loss on sale of assets                                  16,523        (29,626)         3,034
    Non-controlling interest                                         --             --           18,246
    Decrease in prepaid expenses and other asset                   22,696         15,102        175,005
    (Increase) decrease in accounts receivable                   (132,836)       (78,381)        79,326
    Decrease in accounts payable                                  (28,409)      (338,938)      (152,708)
    Increase (decrease) in accrued liabilities                    267,658       (116,062)       522,500
    Increase (decrease) in customers' drilling deposits          (641,205)     1,613,954       (480,797)
    Increase in income taxes payable                               16,535           --             --
                                                              -----------    -----------    -----------
Net cash provided (used) by continuing operating activities       104,027        551,871       (345,961)
Net cash used by discontinued operating activities                   --             --          (70,880)
                                                              -----------    -----------    -----------
                                                                  104,027        551,871       (416,841)
                                                              -----------    -----------    -----------

FINANCING ACTIVITIES

    Financing costs                                                  --         (137,607)          --
    Increase (decrease) in bank loans                             (24,639)     1,204,278        869,507
    Issue of capital stock                                        688,300        310,906        255,385
    Decrease in loan payable                                         --          (13,473)       (17,705)
    Decrease of long-term debt                                    (25,927)       (59,902)      (330,509)
                                                              -----------    -----------    -----------
                                                                  637,734      1,304,202        776,678
                                                              -----------    -----------    -----------

INVESTING ACTIVITIES

    Discontinued operations                                          --          518,836           --
    Proceeds from sale of assets                                   14,685         67,430         12,404
    Purchase of capital assets                                   (234,203)       (26,703)       (87,865)
    Increase in loans to related parties                         (162,083)      (113,748)       (85,583)
    Investment                                                       --         (126,500)       (35,014)
    Additions to oil and gas properties, net                   (2,183,504)      (380,077)      (702,628)
    Investment in Sentra Corporation                                 --          (41,063)          --
                                                              -----------    -----------    -----------
                                                               (2,565,105)      (101,825)      (898,686)
                                                              -----------    -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                            (1,823,344)     1,754,248       (538,849)

CASH AND CASH EQUIVALENTS, beginning of year                    2,250,004        495,756      1,034,605
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                        $   426,660    $ 2,250,004    $   495,756
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                               $   243,877    $   252,331    $   301,163
                                                              ===========    ===========    ===========


  Income taxes paid                                           $      --      $      --      $      --
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

                        DECEMBER 31, 2000, 1999 AND 1998

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

                  Material estimates are particularly significant as they relate to the determination of gold and silver properties and the reserves of oil and gas properties. In connection with the determination of these carrying amounts, management must make estimates relating to further production, future product prices and operating expenses.

         (c)      MINING PROPERTY AND RELATED EXPENDITURES

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

                                                                        PAGE VII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999, AND 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (c)      MINING PROPERTY AND RELATED EXPENDITURES (Continued)

                  When evaluation of a project area discloses possible impairment, the deferred costs and expenditures thereon are written down to the recoverable amount. Unsuccessful projects are written off when abandoned (Note 3).

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

                           The company follows Statement of Financial Standards ("SFAS") No. 121, which requires a review, for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment on proven properties is determined based upon the difference between the carrying amount of the assets and the future cash flows from proved reserves. Impairment is recognized only if the carrying amount of the property (or groups of properties) is greater than its expected undiscounted future cash flows.

                           Significant estimates by the company's management are involved in determining oil and gas reserve volumes and values. Such estimates are primary factors in determining the amount of depletion expense and whether or not oil and gas properties are impaired.

                  (ii)     REVENUE AND EXPENSE RECOGNITION

                           The company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes.

                                                                       PAGE VIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (d)      OIL AND GAS PROPERTIES (Continued)

                  (ii)     REVENUE AND EXPENSE RECOGNITION (Continued)

                           This method is used because the typical contract is completed in three months or less and the financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. A contract is considered complete when all remaining costs and risks are relatively insignificant.

                           Oil and gas production revenue is recognized as income as it is extracted and sold from the properties. Other revenue is recognized at the time it is earned and the company has a contractual right to such revenue.

                  (iii)    WELLS AND RELATED EQUIPMENT

                           Wells and related equipment are recorded at cost and are amortized using the units-of- production method, using the reserves underlying the proved developed oil and gas properties.

                  (iv)     PARTNERSHIP IN OIL AND GAS

                           The company entered into a partnership with other parties and accounts for its investment in the partnership under the equity method.

         (e)      GOODWILL

                  Goodwill is recorded at cost and is being amortized over 10 years on a straight-line basis. The goodwill arose on the acquisition of DPI. The management determines the potential permanent impairment in value of goodwill and its estimated useful life whenever events or changes in circumstances may require. Based upon management's review of the oil and gas property of DPI, it was determined that no impairment in value of goodwill has occurred as at year-end. Accumulated amortization amounted to $1,297,432 (1999 - $1,118,476).

                                                                         PAGE IX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (f)      CAPITAL ASSETS

                  Capital assets are stated at cost. Amortization is being provided for on a straight-line basis over the useful life of the asset ranging from five to thirty-one years.

         (g)      INVESTMENT

                  Investment in a 50% owned limited liability company was accounted for on the equity method of accounting.

         (h)      DEFERRED FINANCING COSTS

                  Financing costs totalling $137,607 incurred in connection with the issuance of 10% convertible secured notes payable have been capitalized and amortized over the life of the indebtedness. Accumulated amortization amounted to $39,021 (1999 - $11,500).

         (i)      FUTURE INCOME TAXES

                  The company provides for income taxes using the asset and liability method, as required by the Canadian Institute of Chartered Accountants (CICA) Handbook section 3465. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized.

         (j)      STOCK OPTION PLAN

                  The company has stock option plan which is described in Note
                  11. No compensation expense is recognized for this plan when stock or stock options are issued to employees. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

         (k)      CASH AND CASH EQUIVALENTS

                  The company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                                                                          PAGE X

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

2.       ACQUISITIONS

         KENTUCKY GAS PARTNERS, LP, ("KGP")

         Effective December 31, 1999, DPI purchased partnership assets from KGP consisting of working interests in 14 gross natural gas wells (3.4539 net wells) located in Knox and Bell Counties, Kentucky and rights to receive funds related to the well interests and satisfied its obligation to drill additional wells on behalf of KGP. The purchased assets were valued at $920,400 based on the net discounted cash flows of the oil and gas reserves. In consideration, the company will issue 336,192 shares of preferred stock that is convertible to common stock on a share-for-share basis. Also, 390,320 warrants were granted for shares of the company that are exercisable at a range of $1.75 to $4.50 per share. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

         The purchase agreement provided for DPI to pay for the assets by the delivery of 336,192 shares of preferred stock (Note 11 (c), convertible on a one-for-one basis into restricted common stock) in the company and 48,790 units of acquisition warrants for shares of common stock in the company. Each unit of acquisition warrants consists of two Class A warrants and one each Class B through G, with a price range of $1.75 to $4.50 per warrant. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

         SENTRA CORPORATION ("SENTRA")

         Effective April 2, 1999, DPI acquired all outstanding shares of Sentra for its book value of $44,417 from William S. Daugherty, a director and president of the company ("vendor"), for a consideration of $44,417, which was offset against the receivable from Mr. Daugherty. Sentra is a Kentucky corporation that owns and operates two natural gas distribution systems in south central Kentucky. The two systems were built in the cities of Fountain Run and Gamaliel pursuant to franchises granted by those cities and certificates of convenience and necessity issued by the Kentucky Public Service Commission.

         KEN-TEX OIL AND GAS, INC. ("KEN-TEX")

         Effective October 13, 1999, DPI entered into an agreement to purchase from Ken-tex working interest and overriding royalty interests in 24 natural gas wells and a related gathering system located in Knox County, Kentucky for $850,000, payable in cash of $425,000 and 191,519 shares of the company valued at $2.22 per share. DPI simultaneously entered into an agreement with an unrelated party to sell 50% of the well interests and related gathering system that it was to acquire for $425,000 in cash plus certain acquisition and rework costs. DPI retained operating rights to the wells. The agreement provided for multiple closings of less than 100% of the interests to be purchased. As of December 31, 2000, four closings have been conducted and interests totalling 86.46% of the total had been acquired with DPI owning 43.23%. DPI's interests in the wells contain 1.2 billion cubic feet (BCF) of natural gas reserves, 0.7 BCF of which is in the proved developed producing category.

                                                                         PAGE XI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

3.       MINING PROPERTY AND RELATED EXPENDITURES

                                                                 2000         1999
                                                              ----------   ----------
Unga Island Alaska mineral properties, at cost                $1,000,000   $1,000,000
Deferred expenditures                                          3,000,000    3,000,000
Building, equipment and machinery                                450,000      450,000
                                                              ----------   ----------

                                                              $4,450,000   $4,450,000
                                                              ==========   ==========



         Management determined a review of past calculations was warranted in light of lower gold prices. Additionally, during the past several years, the U.S. Securities and Exchange Commission ("SEC"), along with other regulators and professional gold and silver organizations, developed more stringent guidelines for disclosing reserves to investors. In 2000 and 1999, the company retained Steffen Robertson and Kirsten (U.S.) Inc. ("SRK Consulting"), an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices. In 2000 and 1999, the company also retained Balfour Holdings, Inc. ("Balfour"), as independent financial advisor, to assist it in determining the value of the property.

         In March of 2000, SRK Consulting concluded that the company's gold and silver properties cannot be classified as a reserve, either proven or probable, and should be reclassified as gold and silver inventory. Under SEC standards, a gold and silver deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

         In the spring of 2000, Balfour determined that the gold and silver properties have a fair market value of $4,450,000 using the market and cost appraisal approaches. The difference in total past expenditures and current fair market value is attributed to the company's reclassification of the gold and silver properties to a gold and silver inventory, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., the company has recorded an impairment of $6,782,229 to the gold and silver properties reducing its value to the appraised value of $4,450,000 in 1999.

         The above mining properties were used as collateral for the 10% convertible secured notes (Note 9).

                                                                        PAGE XII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

4.       OIL AND GAS PROPERTIES

                                                     2000                        1999
                                    ---------------------------------------      ----
                                                  ACCUMULATED
                                        COST      AMORTIZATION       NET          NET
                                        ----      ------------       ---          ---

Proved properties                   $ 7,198,748   $ 1,163,850   $ 6,034,898   $ 5,427,068
Equity in oil and gas partnership     2,361,532          --       2,361,532          --
Wells and related equipment             797,956       108,255       689,701       458,757
                                    -----------   -----------   -----------   -----------

                                    $10,358,236   $ 1,272,105   $ 9,086,131   $ 5,885,825
                                    ===========   ===========   ===========   ===========


5.       CAPITAL ASSETS

                                                        2000                  1999
                                           ------------------------------     ----
                                                    ACCUMULATED
                                             COST   AMORTIZATION    NET        NET
                                           --------   --------   --------   --------
Land                                       $ 12,908   $   --     $ 12,908   $ 12,908

Buildings                                     6,239        936      5,303      5,719
Machinery and equipment                     154,980     43,967    111,013     12,331
Office furniture, fixtures and equipment     90,459     72,275     18,184     16,748
Vehicles                                    230,963     98,387    132,576     62,355
                                           --------   --------   --------   --------

                                           $495,549   $215,565   $279,984   $110,061
                                           ========   ========   ========   ========




6.       LOANS TO RELATED PARTIES

         The loans to related parties represent loans receivable from officers of the company bearing interest at 6% per annum and are payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the officers' ownership interest in drilling partnerships with DPI.

                                                                       PAGE XIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

7.       INVESTMENT

         GALAX ENERGY CONCEPTS, LLC ("GALAX")

         In December 1999, DPI made a capital contribution to Galax, a North Carolina limited liability corporation of $126,500. Galax generates and sells steam on a long-term contract to a textile plant located in Galax, Virginia that is owned by National Textiles, LLC. DPI acquired its interest in Galax in mid 1997 for a commitment to assist management in its effort to complete a boiler retrofit and work toward a profitable operation. Galax was not consolidated with the company in 1999 because DPI did not have effective control of Galax's operating, financing and investing activities. Consequently, the equity method of accounting for this investment had been used. In 1999, Galax reported a loss of $217,316 of which 50% was picked up by the company.

         On November 1, 2000, DPI entered into an agreement with Robert McIntyre to sell its 50% interest in Galax. Under the terms of the agreement, which has an effective date of January 1, 2000, DPI is to be paid 10% of the net profits from future operations. DPI has an option to reacquire its interest and McIntyre has a put to require DPI to reacquire the interest.

         During the current fiscal year, DPI disposed of its investment in Galax with a loss of $79,204.

8.       BANK LOANS

                                                                            2000         1999
                                                                         ----------   ----------
REVOLVING LOAN FACILITY payable interest only at 10% per annum (1999 -
9.25%), is secured by a first mortgage on producing gas interests and is guaranteed by an unrelated third party. The facility will expire on
September 1, 2001 at which time the oil and gas reserves that are used as collateral will be evaluated. The loan agreement contains certain covenants to related financial ratios. All such covenants have been
waived by the bank for 2000                                              $  972,165   $  972,165

NOTE PAYABLE bearing interest at 7.50% per annum, maturing January 15,
2001 and is collateralized by a certificate of deposit amounting to
$135,367                                                                    134,162      134,830

NOTE PAYABLE bearing interest at prime plus 2% per annum, maturing
February 18, 2001 and is collateralized by 200,000 shares of stock
owned by a director of the company                                           25,471       42,442

NOTE PAYABLE with interest at 7.85% per annum, repaid in 2000                  --          7,000
                                                                         ----------   ----------
                                                                         $1,131,798   $1,156,437
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

                        DECEMBER 31, 2000, 1999 AND 1998

9.       LONG-TERM DEBT

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

         The obligation is stated at its remaining face value of $488,818 and has not been discounted.

                                                                              2000         1999
                                                                          ----------   ----------
NOTE PAYABLE as outlined above                                            $  488,818   $  510,818

10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties. Interest is payable semi-annually on February 1 and
August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 2000 (closing date)
requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares. After the put date, the company may redeem the note in
whole or part at 100% of principal amount plus accrued interest              850,000      850,000

ENVIRONMENTAL ENERGY INC., unsecured and non-interest bearing
advance for a future project                                                 150,000      150,000

VARIOUS NOTES PAYABLE, bearing interest ranging from 6.9% to 9.5% per annum, payable monthly in varying amounts up to 2005, collateralized
by the equipment and vehicles acquired                                       134,886         --
                                                                          ----------   ----------
                           Carried forward ............                   $1,623,704   $1,510,818
                                                                          ==========   ==========

                                                                         PAGE XV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

9.       LONG-TERM DEBT (Continued)

                                                                                      2000         1999
                                                                                   ----------   ----------

                                    Brought forward ......                         $1,623,704   $1,510,818

         NON-INTEREST BEARING NOTE, secured by 25% of production on 15
         gas wells payable monthly at $2,796, maturing in 2003                         95,770      129,324

         LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of interest only.
         Principal is due currently                                                    64,779       64,779

         NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing interest at 8% per annum, payable in 60 instalments of $1,370, including interest, maturing in
         February 2005                                                                 59,046         --

         LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from 8.45%
         to 11% per annum, payable in total monthly instalments of $3,257 with maturities from September 1, 2000 to June 17, 2003, collateralized by
         receivables and various vehicles                                              30,693       59,282

         UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
         per annum, principal and interest due in October 29, 2001                     24,650         --

         LOAN PAYABLE TO SUMMIT FUNDING, INC., collateralized by
         production, bearing interest at 9.25% per annum, payable in
         monthly instalments of $5,252, maturing March 25, 2001                        15,516       96,194

         UNSECURED LOAN PAYABLE TO RIDGECREST ENTERPRISES, INC
         with interest at 6.27% per annum, repaid in 2000                                --         79,688
                                                                                   ----------   ----------
                                                                                    1,914,158    1,940,085
           Less:  Current portion                                                     155,136      277,449
                                                                                   ----------   ----------

                                                                                   $1,759,022   $1,662,636
                                                                                   ==========   ==========

                                                                        PAGE XVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

9.       LONG-TERM DEBT (Continued)

         Principal repayments for the next five years are as follows:

         2001                                           $  130,486
         2002                                              357,225
         2003                                              115,002
         2004                                              912,543
         2005                                               32,084
         Thereafter                                        366,818
                                                         ---------

                                                        $1,914,158
                                                         =========

         Interest expense for the year ended December 31, 2000 was $248,027 (1999 - $250,686). There was no interest capitalized during these years.

10.      LOAN PAYABLE

         This loan payable to a limited liability corporation being controlled by a director and two officers of the company bears interest at 9% per annum. The principal and the accrued interest are due on July 18, 2001.

11.      CAPITAL STOCK

         On June 30, 1999, the company's authorized capital stock was amended as follows.

         The preferred shares were increased from 1,200,000 shares, without par value, to 5,000,000 shares, without par value, and the common shares were increased from 10,000,000 shares, without par value, to 100,000,000 shares, without par value.

         (a)      PREFERRED SHARES ISSUED

                  In 1999, the company issued 1,152,363 preferred shares from the treasury with a total value of $650,000 as consideration for the oil and gas property acquired by DPI from Environmental Energy Inc. and its affiliated limited partnerships. The oil and gas property acquired included interest in 37 Appalachian Basin oil and gas wells in Kentucky and Tennessee, three gas wells in Louisiana and several miles of natural gas pipelines and facilities located in Scott and Morgan Counties, Tennessee. In addition, the company granted 1,536,941 warrants that are exercisable at a range of $1.75 to $4.50 per share expiring August 20, 2004.

                                                                       PAGE XVII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

11.      CAPITAL STOCK (Continued)

         (a)      PREFERRED SHARES ISSUED (Comtinued)
                                                                          SHARES         AMOUNT
                                                                       -----------    -----------
                                                                            #               $
                  Balance, December 31, 1998                                  --             --
                  Issued for acquisition of oil and gas property
                    from Environmental Energy Inc.                       1,152,363        650,000
                                                                       -----------    -----------
                  Balance, December 31, 1999                             1,152,363        650,000
                  Converted to common shares                               (70,435)       (39,729)
                  Issued for acquisition of oil and gas interest            18,744         10,573
                                                                       -----------    -----------
                  Balance, December 31, 2000                             1,100,672        620,844
                                                                       ===========    ===========

         (b)      COMMON SHARES ISSUED
                                                                          SHARES         AMOUNT
                                                                       -----------    -----------
                                                                            #               $

                  Balance, December 31, 1998                             2,183,783     21,209,821

                  Issued to employees as incentive bonus                    83,000         83,000
                  Issued for exercise of stock option                       50,000         19,000
                  Issued for settlement of debt                             45,446         82,407
                  Issued for acquisition of oil and gas properties         131,051        290,815
                                                                       -----------    -----------
                  Balance, December 31, 1999                             2,493,280     21,685,043

                  Issued for cash                                          101,200        126,500
                  Issued to employees as incentive bonus                   175,500        201,000
                  Issued for exercise of stock options and warrants          7,229         11,694
                  Issued for settlement of debt                            339,781        475,606
                  Issued for acquisition of oil and gas properties         184,498        439,419
                  Issued in connection with the sale of a subsidiary
                    disposed in 1999                                        70,929        135,000
                  Issued for conversion of preferred shares                 70,435         39,729
                                                                       -----------    -----------
                  Balance, December 31, 2000                             3,442,852     23,113,991
                                                                       ===========    ===========

                                                                      PAGE XVIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

11.      CAPITAL STOCK (Continued)

         (C)      SHARES TO BE ISSUED

                  336,192 PREFERRED SHARES to be issued in connection with the acquisition of
                    Kentucky Gas Partners LP (Note 2)                                                           $1,383,757

                  25,970 COMMON SHARES to be issued in connection with the purchase of
                    Ken-tex oil and gas property in 1999                                                            57,630
                                                                                                                 ---------
                                                                                                                $1,441,387
                                                                                                                 =========

         (D)      STOCK OPTIONS

                  The company maintains a Stock Option Plan ("Plan") for the benefit or directors, officers and employees. This Plan provides that the aggregate number of common shares available for and all issuance pursuant to options granted under the Plan and all other share compensation arrangement is limited to 600,000 common shares.

                  Options are granted under the Plan at the discretion of the Committee of two or more directors appointed by the Board of Directors at exercise price based on the fair market value as determined by the reported closing price on the date the option is granted. In general, options granted under the Plan vest over a period of up to five years from grant date and expire by no later than the sixth anniversary of the date of grant.

         A.       OPTIONS

                                                             ISSUED         EXERCISABLE          PRICE           EXPIRY
                                                             ------         -----------          -----           ------
                                                                                                   $
                  Balance, December 31, 1998                1,102,000           819,222
                                                                              =========
                  1999 - granted for acquisition of
                           oil and gas properties           1,120,000                               1.00            (i)
                       - granted for professional
                           services rendered                  135,000                                .38
                       - expired                              (50,000)
                                                            ---------
                  Balance, December 31, 1999                2,307,000         2,120,333        1.00-5.00
                                                                              =========

                  2000 - granted for incentive bonuses        350,000                               1.25           (ii)
                       - exercised                             (1,274)
                       - expired                             (134,000)                         0.38-1.25
                                                            ---------
                  Balance, December 31, 2000                2,521,726         2,406,170
                                                            =========         =========

                                                                        PAGE XIX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

11.      CAPITAL STOCK (Continued)

         A.       OPTIONS (Continued)

                  (i) These options were granted to Environmental Energy, Inc. exercisable immediately at $1.00 per share and will expire in August 2004.

                  (ii) 300,000 of these options were granted to certain employees of the company and the remainder to non-employee members of the Board of Directors and will expire in 2005, five years from vesting.

         B.       WARRANTS

                                                                              ISSUED             PRICE           EXPIRY
                                                                              ------             -----           ------
                                                                                                   $
                  Balance, December 31, 1998                                    623,960
                  1999 - granted for acquisition of
                           oil and gas properties                             1,536,782        1.75-4.50            (i)
                                                                              ---------
                  Balance, December 31, 1999                                  2,160,742
                  2000 - granted for acquisition of oil and gas
                           property                                              24,984        1.75-4.50
                       - granted for the purchase of partnership
                           assets from KPG (Note 2)                             390,320        1.75-4.50
                       - exercised                                               (5,955)            1.75
                       - expired                                               (100,000)            2.50
                                                                              ---------        ---------

                  Balance, December 31, 2000                                  2,470,091
                                                                              =========


                  (i)      These warrants expire on August 20, 2004.

12.      INCOME TAXES

         Income tax expense for the year ended December 31, 2000, consist of the following components.

                                                                               2000              1999             1998
                                                                               ----              ----             ----

         Current                                                              $ 480,688         $ --             $ --
         Benefits realized from loss carry-forward                             (464,153)          --               --
                                                                               --------          ----             ----
         Total income tax expense                                             $  16,535         $ --             $ --
                                                                               ========          ====             ====

                                                                         PAGE XX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

12.      INCOME TAXES (Continued)

                                               2000          1999          1998
                                            ----------    ----------    ----------

         FUTURE  INCOME TAX ASSETS
         Net operating loss carry-forward   $3,195,316    $3,274,531   $ 4,186,304
         Investment tax credits                  3,473         3,473         3,473
                                            ----------    ----------    ----------
                                             3,198,789     3,278,004     4,189,777
           Less:  Valuation allowance        3,337,543     4,168,124     1,767,835
                                            ----------    ----------    ----------

                                            $ (138,754)   $ (890,120)  $ 2,421,942
                                            ==========    ==========    ==========


         Future income tax liabilities      $ (138,745)   $ (890,120)  $(2,421,924
                                            ==========    ==========    ==========


         NET FUTURE TAX ASSETS              $     --      $     --     $      --
                                            ==========    ==========    ==========



13.      LOSS PER SHARE

         (a)      BASIC

                  Income (loss) per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares was 2,957,366 (1999 - 2,261,754; 1998 - 2,035,188).

         (b)      FULLY DILUTED EARNINGS PER SHARE

                  For purposes of calculating the fully diluted earnings per share, the after-tax earnings applicable to common shares were increased by the after-tax interest at 2.35% per annum earned on the cash which would have been received on the exercise of the options and the number of common shares adjusted to reflect the additional shares that would have resulted on exercise of options. The weighted average number of shares for fully diluted earnings per share for the year ended December 31, 2000 amounted to 8,974,095. The exercise of options had no dilutive effect on earnings (loss) per share for the years ended December 31, 1999 and 1998.

                                                                        PAGE XXI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

14.      DISCONTINUED OPERATIONS

         RED RIVER HARDWOODS INC. ("RRH")

         Effective June 30, 1999, DPI sold its 80% interest in RRH to unrelated party. RRH represented DPI's only entry in the wood products segment. The sale, which was completed on December 8, 1999, generated a net gain of $671,215, as follows.

         Net assets (liabilities) disposed
           Total identifiable assets                                                                           $ 2,292,681
           Total identifiable liabilities                                                                        3,495,317
                                                                                                               -----------
                                                                                                                (1,202,636)
         Original investment                                                                                       220,090
         Release of DPI's receivable owed by RRH                                                                   137,019
         Release of DPI's line of credit owed by RRH                                                               319,255
         Company's shares to be issued to cover any overstatement in receivables and inventory and understatement of RRH's payables for complete satisfaction
         of any breach in DPI's representation and warranty                                                        135,000
         Purchaser's expenses paid for by DPI                                                                       18,153
                                                                                                               -----------
                                                                                                                  (373,119)
         Proceeds from sale                                                                                        537,000
                                                                                                               -----------
         Gain on sale of subsidiary                                                                                910,119
         Loss from discontinued operations                                                                        (238,904)
                                                                                                               -----------

         Net gain from discontinued operations                                                                 $   671,215
                                                                                                               ===========



15.      STATEMENTS OF CASH FLOWS

         Non-cash transactions in 2000 were as follows:

                                                                                  2000         1999
                                                                                ----------   ----------
         PREFERRED SHARES to be issued in exchange for acquisition of oil and
         gas properties                                                         $  920,400   $     --

         PREFERRED SHARES issued for acquisition of oil and gas properties          10,573         --

         COMMON SHARES ($425,000) AND PREFERRED SHARES ($650,000)
         issued in exchange for acquisition of oil and gas properties                 --      1,075,000

         COMMON SHARES to be issued to the purchaser of RRH                           --        135,000

                                                                       PAGE XXII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

16.      RELATED PARTY TRANSACTIONS

         The company is party to certain agreements and transactions in the normal course of business. Significant related party transactions not disclosed elsewhere include the following.

         (a)      Shareholder Information

                  During 1993, a shareholder expended, on behalf of the company, shareholder information expenses in the amount of $75,000. The company has recorded a reserve provision against payment of this amount until the company's mining operations commence production.

         (b)      Lease of Gas Compressors

                  A limited company owned by a director and two officers of the company leased two natural gas compressors for $10,800 during 2000 to DPI.

17.      FINANCIAL INSTRUMENTS

         (a)      CREDIT RISK

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

         (b)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying values of cash, accounts receivable, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. Other note receivable, bonds and deposits, loans receivable and payable, other long-term debt payable approximate fair value since they bear interest at variable rates. At December 31, 2000, the carrying value of $734,588 (1999 - $790,140) for long-term debt is different from the fair value of $423,100 (1999 - $522,628). The fair value of long-term debt is based upon discounted future cash flows using discount rates that reflect current market conditions for instruments having similar terms and conditions.

                                                                      PAGE XXIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

18.      SEGMENTED INFORMATION

                                                         MINING
                                                       EXPLORATION     OIL AND
                                                           AND           GAS          2000           1999
                                          DEVELOPMENT   DEVELOPMENT   CORPORATE       TOTAL          TOTAL
                                         -----------   -----------   -----------    -----------   -----------
                                              $             $             $             $             $



DECEMBER 31, 2000
Revenue (net)                                   --       2,627,614          --        2,627,614       637,145
                                         -----------   -----------   -----------    -----------   -----------


Equity loss in oil and gas partnership          --          45,865          --           45,865          --
General corporate expenses                      --            --       1,728,304      1,728,304     1,020,795
Interest on long-term debt                      --         162,835        85,193        248,028       250,686
Amortization - equipment                        --           9,189        50,433         59,622        39,047
         - goodwill                             --            --         178,956        178,956       178,956
Depletion, impairment                           --         301,665          --          301,665     7,039,796
                                         -----------   -----------   -----------    -----------   -----------
                                                --         519,554     2,042,886      2,562,440     8,529,280
Discontinued segment                            --            --            --             --         671,215
                                         -----------   -----------   -----------    -----------   -----------


Income (loss) before income taxes               --       2,108,060    (2,042,886)        65,174    (7,220,920)
                                         ===========   ===========   ===========    ===========   ===========


Identifiable assets                        4,450,000     9,086,131     2,081,520     15,617,651    14,022,862
                                         ===========   ===========   ===========    ===========   ===========


Capital expenditures                            --       3,575,531       234,204      3,809,735       406,780
                                         ===========   ===========   ===========    ===========   ===========


19.      UNITED STATES ACCOUNTING PRINCIPLES

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The company believes that its current revenue recognition policy complies with the SEC guidelines.

                                                                       PAGE XXIV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

19.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (a) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

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

                  No compensation expense has been charged to the consolidated statement of income (loss) for the plan for the years ended December 31, 2000, 1999 and 1997. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock- based Compensation" ("SFAS 123"), the company's net income (loss) and income
                  (loss) per share would have been reported as the pro-forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                                        PAGE XXV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

19.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (a) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123 (Continued)

                                                 2000                           1999                             1998
                                     AS REPORTED     PRO-FORMA      AS REPORTED      PRO-FORMA       AS REPORTED        PRO-FORMA
                                     -----------     ---------      -----------      ---------       -----------        ---------
                                          $              $                $              $               $                   $


Net income (loss)
  - U.S. GAAP                          48,639        (379,009)      (7,220,920)      (7,446,070)      (1,568,348)      (1,590,539)
Net earnings (loss) per share
  Continuing operations                  0.02           (0.13)           (3.49)           (3.59)           (0.77)           (0.78)
  For the year                           0.02           (0.13)           (3.19)           (3.29)           (0.77)            0.78)
  Fully diluted                          0.01            --               --               --               --               --
Weighted average fair value
  of options granted during
  this period                            --              1.02             --                .23             --              0.174

         (b) The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation in accordance with U.S. GAAP as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128).

                                                                           2000          1999           1998
                                                                       -----------   -----------    -----------
                   NUMERATOR FOR BASIC  AND DILUTED
                     NET INCOME (LOSS) PER SHARE
                     Earnings (loss) from continuing operations
                       - U.S. GAAP                                     $    48,639   $(7,892,135)   $  (952,078)
                     Net income (loss) in accordance with
                       U.S. GAAP                                            48,639    (7,220,920)    (1,568,348)
                                                                       -----------   -----------    -----------


                   DENOMINATOR FOR BASIC NET INCOME PER SHARE

                   Weighted average number of shares                     2,957,366     2,261,754      2,035,188
                                                                       -----------   -----------    -----------

                    Basic earnings (loss) from continuing operations
                    - U.S. GAAP                                        $      0.02   $     (3.49)   $     (0.47)
                    Basic net earnings (loss) per share
                    - U.S. GAAP                                        $      0.02   $     (3.19)   $     (0.77)
                                                                       -----------   -----------    -----------

                                                                       PAGE XXVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

19.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (b)      (Continued)

                                                             2000         1999         1998
                                                          ----------   ----------   ----------
                  DENOMINATOR FOR DILUTED NET EARNINGS
                  (LOSS) PER SHARE

                  Weighted average number of shares        2,957,366    2,261,754    2,036,188
                  Preferred                                1,100,672    1,152,363         --
                  Options                                  1,032,752    1,106,325      309,375
                  Warrants                                   148,386      185,130      187,500
                  Convertible debenture                      313,491      313,491         --
                                                          ----------   ----------   ----------

                  Shares used in computing diluted
                  net earnings (loss) per share            5,552,667    5,019,063    2,533,063
                                                          ==========   ==========   ==========

                  Basic earnings (loss) from continuing
                  operations - U.S. GAAP                  $     0.01   $     --     $     --
                  Basic net earnings (loss) per share
                  - U.S. GAAP                             $     0.01   $     --     $     --
                                                          ----------   ----------   ----------



         (c)      COMPREHENSIVE INCOME

                  Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the years ended December 31, 2002, 1999 and 1998, the company's comprehensive income was the same as net earnings.

         (d)      STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

                  The company is currently reviewing SFAS 133 and subsequent release SFAS 137 and SFAS 138, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 18, 2000 and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000.

                                                                      PAGE XXVII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

19.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (d)      STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

                  The company intends to adopt the provisions of this statement as of January 1, 2001. The company does not anticipate any material impact to its results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

         (e)      RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

                  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. This interpretation provides guidance on the application of APB Opinion No. 25, including (i) the definition of an employee,
                  (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the company's results of operations or financial condition.

                  In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its operations or financial position.

20.      COMMITMENT

         OPERATING LEASE

         The company is committed to a lease for its office space for an annual rent of $51,120 under an agreement expiring October 31, 2003.

                                                                     PAGE XXVIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

21.      SUPPLEMENTAL OIL AND GAS INFORMATION

         RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                    2000          1999          1998
                                                                -----------   -----------   -----------

         Revenues                                               $   904,763   $   376,343   $   312,769
         Production costs                                           182,160        30,604        21,455
         Exploration expenses                                          --            --           2,938
         Depreciation, depletion and amortization                   385,207       284,824       219,221
         Income taxes                                                 4,521          --            --
                                                                -----------   -----------   -----------


         Results to operations for producing activities         $   332,875   $    60,915   $    69,155
                                                                ===========   ===========   ===========

         CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCTION ACTIVITIES

         The components of capitalized costs related to the company's oil and gas producing activities are as follows.


                                                                    2000          1999          1998
                                                                -----------   -----------   -----------

         Proved properties                                      $ 7,167,998   $ 6,237,025   $ 4,990,465
         Equity in oil and gas partnership                        2,361,532          --            --
         Unproved properties                                         30,750          --            --
         Pipelines, equipment and other interests                   797,956       535,698       289,968
                                                                -----------   -----------   -----------

                                                                 10,358,236     6,772,723     5,280,433
         Accumulated depreciation, depletion and amortization     1,272,105       886,898       629,330
                                                                -----------   -----------   -----------


                                                                $ 9,086,131   $ 5,885,825   $ 4,651,103
                                                                ===========   ===========   ===========

                                                                       PAGE XXIX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

21.      SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

         COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

         The costs incurred by the company in its oil and gas activities during fiscal years 2000, 1999 and 1997 are as follows.

                                                  2000         1999         1998
                                               ----------   ----------   ----------

         Property acquisition costs:
           Unproved properties                 $   30,750   $     --     $     --
           Proved properties                      619,753    1,246,560      794,380
           Equity in oil and gas partnership    2,361,532         --           --
           Developments costs                     262,258      245,730       76,131


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

                                                            GAS            OIL
                                                        -----------    -----------
                                                           (mef)          (bbls)


         Balance at December 31, 1997                     9,379,587         68,744

           Current additions                              3,855,113           --
           Transfers/sales of reserves in place          (1,761,741)          --
           Revision to previous estimates                  (394,094)        24,480
           Production                                      (119,875)        (7,186)
                                                        -----------    -----------


         Balance at December 31, 1998 Carried forward    10,958,990         86,038
                                                        ===========    ===========

                                                                        PAGE XXX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

21.      SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

                                                            GAS            OIL
                                                        -----------    -----------
                                                           (mef)          (bbls)


         Balance at December 31, 1998 Brought forward    10,958,990         86,038

           Purchase of reserves in place                    549,800          6,300
           Current additions                              1,081,400           --
           Transfers/sales of reserves in place            (212,231)          --
           Revision to previous estimates                  (631,550)       (18,341)
           Production                                      (139,652)        (7,275)
                                                        -----------    -----------


         Balance at December 31, 1999                    11,606,757         66,722

           Purchase of reserves in place                    584,908           --
           Current additions                              5,022,110         19,670
           Transfers/sales of reserves in place          (1,171,980)          --
           Revision to previous estimates                (1,852,988)        18,892
           Production                                      (216,503)       (11,621)
                                                        -----------    -----------


         Balance at December 31, 2000                    13,972,304         93,663
                                                        ===========    ===========

         Proved development reserves at:
           December 31, 2000                              4,424,552         83,774
           December 31, 1999                              3,242,748         66,722
           December 31, 1998                              2,573,031         86,038


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

                                                                       PAGE XXXI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998

21.      SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

         OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

                                                       2000     1999     1998
                                                     ------   ------   ------

         (in thousands)


         Future cash inflows                        $75,525  $33,507  $28,818
           Future production and development costs   21,120   16,478   12,113
           Future income tax expenses                12,237    1,480    1,690
                                                     ------   ------   ------

         Future net cash flows                       42,168   15,549   15,015
           Less 10% annual discount for estimated
           timing of cash flows                      26,386   10,511   10,515
                                                     ------   ------   ------
         Standardized measure of discounted future
         net cash flows                             $15,782  $ 5,038  $ 4,500
                                                     ======   ======   ======





         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                         2000        1999        1998
                                                                     --------    --------    --------
                                                                              (in thousands)

         Balance, beginning of year                                  $  5,038    $  4,500    $  5,031

         Increase (decrease) in discounted future net cash flows:

           Sales and transfers of oil and gas net of related costs       (723)       (345)       (292)
           Net changes in prices and production costs                   6,959         359        (263)
           Revisions of previous quantity estimates                    (2,390)       (780)       (556)
           Extensions, discoveries and improved recovery
             less related costs                                           686         215          76
           Purchases of reserves in place                               1,137         517        --
           Accretion of discount                                          504         450         503
           Net change in future income taxes                            4,338          67         (90)
           Other                                                          233          55          91
                                                                     --------    --------    --------

         Balance, end of year                                        $ 15,782    $  5,038    $  4,500
                                                                     ========    ========    ========