Form 10QSB
period 2001-03-31
DAUGHERTY RESOURCES INC
filed 2001-05-15
CIK 746834

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 2001, WAS 3,448,229.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

         The following is a discussion of Daugherty Resources' financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of Daugherty Resources described in
Item 1 of this report. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of Daugherty Resources to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of Daugherty Resources will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 7).

         Daugherty Resources, Inc. ("Daugherty Resources"), formerly Alaska Apollo Resources Inc., is a diversified natural resources company with assets in oil and gas, and gold and silver prospects. Originally formed in 1979 to develop gold properties, Daugherty Resources in the fourth quarter of 1993, acquired its wholly owned subsidiary, Daugherty Petroleum, Inc. ("Daugherty Petroleum"). The purchase of Daugherty Petroleum has given Daugherty
Resources a diversified revenue and asset base that is primarily located in Appalachia.

         Since acquiring Daugherty Petroleum, Inc., Daugherty Resources has increased its reserves through the acquisition of oil and gas properties in the Appalachian and Illinois Basins, and the drilling of wells in the Appalachian Basin through joint venture and turnkey drilling programs, where Daugherty Petroleum, Inc. is the primary decision maker. The Company continues to aggressively seek acquisitions and drilling programs.

LIQUIDITY

         For the three months ending March 31, 2001, Daugherty Resources drilled eleven (11) natural gas wells (2.8175 net wells), all of which were capable of producing natural gas and completed six natural gas wells. By comparison, for the same period of 2000, Daugherty Resources drilled fourteen (14) natural gas wells (3.30 net wells). Drilling operations for the first three months of 2001 were primarily related to year end private placement drilling programs on Daugherty Resources' farmout acreage acquired from Equitable Resources Energy Corporation.

         Daugherty Resources funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships and the sale of stock. Operational cash flow is generated by sales of natural gas and oil from interests Daugherty Resources owns in wells, well operations of partnership wells, and well drilling and completions for partnerships sponsored by Daugherty Petroleum, and gas distributed by Sentra Corporation a wholly owned subsidiary of Daugherty Petroleum.

         Daugherty Resources continues to review additional opportunities for acquisitions of oil and gas properties. Previous acquisitions have been completed using Daugherty Resources stock to pay for the acquisitions. Generally, acquisitions include interests in the wells and the right to operate the wells. Daugherty Resources generally participates in less than a majority interest in those wells drilled by programs or joint ventures sponsored by Daugherty Petroleum.

         Daugherty Petroleum participated as a sponsor in two private placement drilling program, which closed in December 2000 having subscribers for $2,000,000 of partnership units, which allowed Daugherty Petroleum to drill 10 natural gas wells for the partnerships during the first quarter of 2001. Daugherty Petroleum participated for a 25% interest in the programs. In addition, Daugherty Petroleum participated in a 2 well joint venture that was drilled in the first quarter of 2001, in which it also retained 25% working interest.

         Daugherty Resources has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of Daugherty Resources' revenues has been from its activities as "turnkey driller" and operator of drilling programs and joint ventures in the Appalachian Basin sponsored by Daugherty Petroleum.

         Daugherty Resources plans to drill 29 additional wells during the last three quarters of 2001 and retain interests ranging from 25% to 33% of each well it drills. This estimate is based upon two pending private placement drilling programs covering the drilling and completion of up to 25 wells, and discussion with potential joint venture partners for the balance of the projected wells for 2001.

         For the period ending March 31, 2001, Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had sales of $42,916 compared with sales of $27,602 for the first three months of 2000. In the first quarter of 2001 Sentra installed approximately 770 feet of transmission line and 735 feet of distribution line. As of March 31, 2001, Sentra has 134 customers, 41 of which are commercial and agri-business accounts. In addition, Sentra has 106 applications from customers requesting service. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment the economy in Sentra's service areas.

         On March 8, 2001 Sentra entered into an agreement with Clay Gas Utility District of Celina, Tennessee to manage its business, which currently consists of 146 customers, including 30 industrial, commercial and agri-business connections. Sentra also reads Clay Gas' meters, issue its bills and collects it's receivables.

         On February 1, 2001, Daugherty Petroleum entered into agreements with Sentra and Clay Gas Utility District to supply natural gas to the two utilities. Daugherty purchases the natural gas it sells to the utilities from a gas marketing company that delivers the gas to the utilities sales meter on the Texas Eastern Transmission line in Monroe County, Kentucky. Gas sales during the first quarter were $129,401.

         Working capital as of March 31, 2001, was a negative $2,763,094 compared to March 31, 2000, when working capital was negative $2,565,509.

         During the three month period ending March 31, 2001, and compared to the same period in 2000, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $358,882 from $714,656 to $355,774; accounts receivable balances increased $31,675 from $278,141 to $309,816. Other current assets such as prepaids, inventory, and notes receivable increased $31,018 from $3,151 to $34,169. Overall, current assets decreased by $296,189 to $699,759.

         Current liabilities as of March 31, 2001 were $3,462,853 compared to $3,561,457 as of March 31, 2000. During the three month period ending March 31, 2001, and compared to the same period in 2000, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $15,368 from $1,342,599 to $1,327,231, customer drilling deposits decreased $384,798 from $631,535 to $246,737, accounts payable and accrued liabilities increased $301,562 from $1,587,323 to $1,888,885. Daugherty Resources is required to categorize $1,106,327 of debt as short-term loans despite the fact that historically these obligations have been renewed annually.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, results of operations or liquidity in future periods due to the following:

         o The natural gas prices contained in the contracts negotiated by Daugherty Petroleum in the last quarter of 2000 that runs throughout substantially all of 2001 will result in significantly higher future revenues from the sale of natural gas. Additionally, the higher natural gas prices are expected to result in increased interest in drilling partnerships, which directly result in an increase in revenue from drilling activities.

         o The addition of reserves through future drilling and acquisitions is expected to enhance the ability of Daugherty Resources to secure long term financing, and increased lines of credit.

         Management continues to purse a new credit facility to convert Daugherty Resources' short-term debt to long-term debt and to increase its line of credit, which is expected to reduce the working capital deficit, insure financial liquidity, and enhance the balance sheet.

         Daugherty Resources believes its cash flow resulting in operating revenues will contribute significantly to its short term financial commitments and operating costs, and has continued to refine its long term strategy in 2001 to meet the financial obligations of Daugherty Resources. This strategy includes:

         o INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Higher oil and gas prices have sparked an increased interest in partnership drilling. On May 1, 2001 Daugherty Resources began two private placement drilling programs, which will permit the drilling and completion of 25 additional wells in 2001 if the maximum capital is raised.

         o ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review existing oil and gas properties for acquisition in its areas of interest. In addition to reviewing new properties, Daugherty Resources intends to conclude the Ken-Tex acquisition in 2001.

         o GOLD AND SILVER PROPERTIES. It is the objective of Daugherty Resources to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties.

RESULTS OF OPERATIONS

         For the three-month period ending March 31, 2001, Daugherty Resources' gross revenues increased $297,882 to $3,277,477 from $2,979,595 for the same period in 2000. Daugherty Resources experienced net income from continuous operations of $985,916 for the three-month period ending March 31, 2001 compared to net income of $720,442 for the same period in 2000.

         Daugherty Resources' gross revenues were derived from drilling contract revenues of $2,825,490 (86.2%) natural gas and oil operations and production revenues of $409,062 (12.5%), and natural gas distribution of $42,916 (1.3%).

         The increase in gross revenues of $297,882 was primarily attributable to an increase in oil and gas production revenues. Revenues from oil and gas production activities increased by $266,431 to $409,062 for the three-month period ending March 31, 2001 from $142,631 for the same period in 2000. The increase in revenues from oil and gas production activities was primarily attributable to increased oil and gas production and higher oil and gas prices.

         During the three-month period ended March 31, 2001, total direct costs decreased by $219,135 to $1,668,169 compared to $1,887,304 in 2000. These direct costs included drilling and related costs for eleven natural gas wells in the first quarter of 2001 compounded to 14 in the same period of 2000.

         Daugherty Resources believes there are several factors that will increase revenues in the year 2001. Daugherty Resources will receive additional revenues from the oil and gas well properties it acquired and drilled during 2000 and the first quarter of 2001. The natural gas price contained in Daugherty Petroleum's gas sales contracts negotiated late in the 4th quarter of 2000 will result in higher revenue through November of 2001. The expansion of its natural gas gathering system completed in 2000 and additional expansion planned in 2001 should increase Daugherty Petroleum's ability to transport natural gas.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------

                                                                           PAGE
                                                                           ----
         (1)    Balance Sheet for the Period Ended March 31, 2001.......    i
                Income Statement for the Period Ended March 31, 2001....  ii-iii
                Segmented Information...................................   iv
                Computation of Per Share Earnings.......................    v

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2)    Exhibits--

                The exhibits indicated by an asterisk (*) are incorporated by reference.

         EXHIBIT
          NUMBER    DESCRIPTION OF EXHIBIT
         --------   ----------------------

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

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements within meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, our ability to make and integrate acquisitions and the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

         o     A decline in oil and/or gas production or prices.
         o     Incorrect estimates of required capital expenditures.
         o Increases in the cost of drilling, completion and gas collection or other costs of production and operations.
         o     An inability to meet growth projections.
         o     Government regulations.
         o     Other risk factors discussed or not discussed herein.

         In addition, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to Daugherty Petroleum and/or Daugherty Resources, our business or our management, are intended to identify forward-looking statements.

         Daugherty Resources believes that the expectations reflected in the forward-looking statements and the basis of the assumptions of such forward-looking statements are reasonable. However, in light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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


    SIGNATURE                                  TITLE                              DATE
    ---------                                  -----                              -----
/S/ William S. Daugherty            Chairman of the Board, President,         May 15, 2001
---------------------------          Director of the Registrant
William S. Daugherty


/S/ James K. Klyman *
---------------------------         Director of the Registrant                May 15, 2001
James K. Klyman


/S/ Charles L. Cotterell            Director of the Registrant                May 15, 2001
---------------------------
Charles L. Cotterell


*By  /S/ William S. Daugherty
     ---------------------------
        William S. Daugherty
        Attorney-in-Fact


DAUGHERTY RESOURCES. INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(United States Dollars)
Unaudited


                                                                      3/31/2001       3/31/2000
                                                                    ------------     ------------
                                          ASSETS
                                          ------
CURRENT ASSETS
--------------
  Cash                                                              $    355,774     $    714,656
  Accounts receivable                                                    309,816          278,141
  Inventory                                                                 --               --
  Other current assets                                                    34,169            3,151
                                                                    ------------     ------------

              TOTAL CURRENT ASSETS                                       699,759          995,948

OIL & GAS PROPERTIES (NET)                                             9,072,591        6,631,337
--------------------------

MINING PROPERTY (NET)                                                  4,450,000        4,450,000
---------------------

PROPERTY  & EQUIPMENT (NET)                                              264,030          113,278
---------------------------

OTHER ASSETS
------------
  Related party loans                                                    579,348          389,923
  Bonds & deposits                                                        41,000           41,000
  Other assets                                                            91,706           98,586
  Goodwill, net of amortization                                          447,394          626,349
                                                                    ------------     ------------
                                                                       1,159,448        1,155,858
                                                                    ------------     ------------
              TOTAL ASSETS                                          $ 15,645,828     $ 13,346,421
                                                                    ============     ============

                              LIABILITIES & STOCKHOLDERS' EQUITY
                              ----------------------------------
CURRENT LIABILITIES
-------------------
  Short-term loans & notes                                          $  1,127,522     $  1,152,588
  Current portion of LT debt                                             199,709          190,011
  Accounts payable                                                       855,268          431,316
  Accrued liabilities                                                  1,033,617        1,156,007
  Drilling prepayments                                                   246,737          631,535
                                                                    ------------     ------------

              TOTAL CURRENT LIABILITIES                                3,462,853        3,561,457

LONG-TERM LIABILITIES                                                  1,652,669        1,804,454
---------------------

PAYABLE TO RELATED PARTIES                                                43,745           43,745
--------------------------                                          ------------     ------------

                                                                       5,159,267        5,409,656

MINORITY INTEREST                                                             --               --
-----------------

STOCKHOLDERS' EQUITY
--------------------
  Common stock                                                        23,117,748       21,745,730
  Preferred stock                                                        618,781          650,000
  Common stock subscribed                                              1,441,386          546,502
  Additional paid in capital                                                  --               --
  Retained earnings (deficit)                                        (15,677,270)     (15,725,909)
  Current income (loss)                                                  985,916          720,442
                                                                    ------------     ------------
                                                                      10,486,561        7,936,765
                                                                    ------------     ------------
              TOTAL LIABILITIES &
                STOCKHOLDERS' EQUITY                                $ 15,645,828     $ 13,346,421
                                                                    ============     ============

Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF INCOME
(United States Dollars)
Unaudited

                                                          For the quarter ended           For the three months ended
                                                                3/31/2001                          3/31/2001
                                                          ----------------------          ---------------------------
GROSS REVENUE                                            $ 3,277,477      100.00%           $ 3,277,477     100.00%
-------------

DIRECT EXPENSES                                            1,668,169       50.90%             1,668,169      50.90%
---------------                                          -----------      -------           -----------     -------

              GROSS PROFIT                                 1,609,308       49.10%             1,609,308      49.10%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                           104,504        3.19%               104,504       3.19%
  Accounting & audit                                          33,771        1.03%                33,771       1.03%
  Advertising & promotion                                          -        0.00%                     -       0.00%
  Amortization                                                51,619        1.57%                51,619       1.57%
  Bad debts                                                        -        0.00%                     -       0.00%
  Depreciation                                                16,999        0.52%                16,999       0.52%
  General consulting                                         214,804        6.55%               214,804       6.55%
  Insurance                                                   13,684        0.42%                13,684       0.42%
  Legal                                                        8,900        0.27%                 8,900       0.27%
  Office & general                                            68,496        2.09%                68,496       2.09%
  Payroll & property tax                                       8,763        0.27%                 8,763       0.27%
  Rent                                                        14,853        0.45%                14,853       0.45%
  Repairs & maintenance                                       13,083        0.40%                13,083       0.40%
  Shareholder & investor information                               -        0.00%                     -       0.00%
  Travel & entertainment                                      24,474        0.75%                24,474       0.75%
                                                          ----------      -------           -----------     -------

              TOTAL G & A EXPENSES                           573,950       17.51%               573,950      17.51%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                                  11,996        0.37%                11,996       0.37%
  Miscellaneous                                                    -        0.00%                     -       0.00%
  Gain (loss) on sale of equipment                             3,000        0.09%                 3,000       0.09%
  Interest expense                                           (64,438)      -1.97%               (64,438)     -1.97%
                                                            --------       ------           -----------     -------

INCOME BEFORE INCOME TAX & OTHER                             985,916       30.08%               985,916      30.08%
--------------------------------

  Income tax expense (benefit)                                     -        0.00%                     -       0.00%

DISCONTINUED OPERATIONS
-----------------------
  Income (loss) from discontinued operations                       -        0.00%                     -       0.00%
   Gain (loss) on disposal                                         -        0.00%                     -       0.00%
                                                            --------       ------           -----------     -------
              NET INCOME (LOSS)                              985,916       30.08%           $   985,916      30.08%
                                                            ========       ======           ===========     =======

DEFICIT, beginning of period                           $ (15,677,270)                     $ (15,677,270)
DEFICIT, end of period                                 $ (14,691,354)                     $ (14,691,354)


Average shares outstanding                                 3,446,493                          3,446,493

EARNINGS PER SHARE                                             $0.29                              $0.29
                                                              ======                             ======

                                                                 For the quarter ended            For the three months ended
                                                                      3/31/2000                           3/31/2000
                                                               ------------------------           ---------------------------
GROSS REVENUE                                                  $ 2,979,595     100.00%            $ 2,979,595      100.00%
-------------

DIRECT EXPENSES                                                  1,887,304      63.34%              1,887,304       63.34%
---------------                                                 ----------     -------             ----------       ------

              GROSS PROFIT                                       1,092,291      36.66%              1,092,291       36.66%

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------
  Salaries & wages                                                  80,786       2.71%                 80,786        2.71%
  Accounting & audit                                                12,453       0.42%                 12,453        0.42%
  Advertising & promotion                                                -       0.00%                      -        0.00%
  Amortization                                                      72,260       2.43%                 72,260        2.43%
  Bad debts                                                              -       0.00%                      -        0.00%
  Depreciation                                                      12,772       0.43%                 12,772        0.43%
  General consulting                                               152,618       5.12%                152,618        5.12%
  Insurance                                                          6,761       0.23%                  6,761        0.23%
  Legal                                                             33,936       1.14%                 33,936        1.14%
  Office & general                                                  26,393       0.89%                 26,393        0.89%
  Payroll & property tax                                             6,363       0.21%                  6,363        0.21%
  Rent                                                              13,720       0.46%                 13,720        0.46%
  Repairs & maintenance                                              3,453       0.12%                  3,453        0.12%
  Shareholder & investor information                                 5,675       0.19%                  5,675        0.19%
  Travel & entertainment                                            17,295       0.58%                 17,295        0.58%
                                                                   -------     -------                -------        -----
                                                                         -
              TOTAL G & A EXPENSES                                 444,485      14.92%                444,485       14.92%

OTHER INCOME (EXPENSE)
----------------------
  Interest & dividend income                                        19,524       0.66%                 19,524        0.66%
  Miscellaneous                                                    122,577       4.11%                122,577        4.11%
  Gain (loss) on sale of equipment                                               0.00%                      -        0.00%
  Interest expense                                                 (69,465)     -2.33%                (69,465)      -2.33%
                                                                   --------    -------                --------      ------
                                                                         -
INCOME BEFORE INCOME TAX & OTHER                                   720,442      24.18%                720,442       24.18%
--------------------------------

  Income tax expense (benefit)                                           -       0.00%                      -        0.00%

DISCONTINUED OPERATIONS
-----------------------
  Income (loss) from discontinued operations                             -       0.00%                      -        0.00%
   Gain (loss) on disposal                                               -       0.00%                      -        0.00%
                                                                   --------    -------                --------      ------

              NET INCOME (LOSS)                                  $ 720,442      24.18%             $ 720,442        24.18%
                                                                ==========     =======             ==========       ======


DEFICIT, beginning of period                                 $ (15,725,909)                     $ (15,725,909)
DEFICIT, end of period                                       $ (15,005,467)                     $ (15,005,467)


Average shares outstanding                                       2,520,628                          2,520,628

EARNINGS PER SHARE                                                   $0.29                              $0.29
                                                                    ======                             =====


Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(United States Dollars)
Unaudited

                                                                  For the three month periods ended

                                                                      3/31/2001       3/31/2000
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                                  $   985,916     $   720,442
  Adjustments to reconcile net income (loss) to net cash
  cash provided by operating activities:
    Depreciation, depletion, & amortization                              218,618         137,512
    Gain on sale of subsidiary                                              --

    Changes in current assets & liabilities
      (Increase) decrease in:
        Accounts receivable                                               40,889         (60,273)
        Inventory                                                           --              --
        Other current assets                                               1,471          (3,151)
      Increase (decrease) in:
        Short-term loans & notes                                          (4,276)         (3,849)
        Accounts payable                                                 193,519        (258,841)
        Accrued liabilities                                               98,269         504,852
        Drilling prepayments                                          (1,185,165)     (1,904,929)
                                                                     -----------     -----------
              Net cash provided by (used in) operating activities        349,241        (868,237)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Change in oil & gas properties                                        (140,460)       (825,512)
  Change in mining properties                                               --              --
  Change in property & equipment                                           2,954         (15,989)
  Change in other assets                                                    --            45,363
                                                                     -----------     -----------
              Net cash provided by (used in) investing activities       (137,506)       (796,138)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of common stock                                                 1,694         211,504
  Change in long-term liabilities                                        (61,780)         54,380
  Change in payable to related party                                    (222,535)       (163,960)
                                                                     -----------     -----------
              Net cash provided by (used in) financing activities       (282,621)        101,924
                                                                     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                          (70,886)     (1,562,451)
-------------------------------

CASH AT BEGINNING OF PERIOD                                              426,660       2,277,107
---------------------------                                          -----------     -----------

CASH AT END OF PERIOD                                                $   355,774     $   714,656
---------------------                                                ===========     ===========




Unaudited-Internally prepared by Company management

DAUGHERTY RESOURCES, INC.
SEGMENTED INFORMATION
For the three months ended March 31, 2001
(United States Dollars)
Unaudited

                                                                                    WOOD
                                                OIL & GAS          MINING           PRODUCTS*       CORPORATE        TOTAL
                                               ------------       ----------        ---------       ----------    ------------


GROSS EXTERNAL REVENUE                          $ 3,277,477                -                -                -      $ 3,277,477

INTERSEGMENT REVENUES                                     -                -                -                -                -

INTEREST REVENUE                                      4,853                -                -            7,143           11,996

INTEREST EXPENSE                                     43,188                -                -           21,250           64,438

DEPRECIATION                                         16,999                -                -                -           16,999

DEPLETION                                           150,000                -                -                -          150,000

AMORTIZATION OF GOODWILL                                  -                -                -           44,739           44,739


SEGMENT PROFIT (LOSS)                          $  1,263,180                -                -         (277,264)     $   985,916
                                               ============       ==========        =========       ==========      ===========

SEGMENT ASSETS                                 $  9,072,591        4,450,000                -        2,123,237      $15,645,828
                                               ============       ==========        =========       ==========      ===========

EXPENDITURES FOR SEGMENT
      ASSETS                                   $    140,460                -                -                -      $   140,460
                                               ============       ==========        =========       ==========      ===========


* Discontinued operation.

Unaudited-Internally prepared by Company management