Form 10KSB/A
period 1999-12-31
DAUGHERTY RESOURCES INC
filed 2001-06-07
CIK 746834

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                  FORM 10-KSB/A


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

       The number of shares outstanding of the Issuer's classes of common equity, as of March 31, 2000 was 2,520,628.

                                TABLE OF CONTENTS

    PART I                                                                                                          Page #
                Item 1. Business                                                                                       3
                Item 2. Description of Properties                                                                      9
                Item 3. Legal Proceedings                                                                             23
                Item 4. Submission of Matters to a Vote of Security Holders                                           23
    PART II

                Item 5. Market for Daugherty Resources' Common Equity and Related Stockholder Matters                 23

                Item 6. Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                                  26

                Item 7. Financial Statements and Supplementary Data                                                   29
                Item 8. Changes in and Disagreements with Accounts on Accounting and Financial
                          Disclosure                                                                                  29

   PART III

                Item 9. Directors and Executive Officers of Daugherty Resources                                       29
                Item 10. Executive Compensation                                                                       30
                Item 11. Security Ownership of Certain Beneficial Owners and Management                               32
                Item 12. Certain Relationships and Related Transactions                                               35
    PART IV

                Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K                              37

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

       Daugherty Resources, Inc. ("Daugherty Resources") is a natural resources company with assets in oil and gas, and gold and silver properties. Daugherty Resources officially changed its name in 1998 from Alaska Apollo Resources, Inc. to Daugherty Resources, Inc. Originally formed in 1979 to develop gold properties in Alaska, Daugherty Resources, through its 1993 acquisition of Daugherty Petroleum, Inc. ("Daugherty Petroleum"), has acquired substantial oil and gas interests in the Appalachian and Illinois Basins.

       Daugherty Resources has pursued its oil and gas drilling efforts in the Appalachian and Illinois Basins through its subsidiary, Daugherty Petroleum. Management has extensive experience in both basins, and Daugherty Resources believes that there are significant undiscovered reserve potential and opportunities in the basins. Daugherty Resources' concentration on these two basins helps keep operational expenses to a minimum.

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

       The majority of the wells operated by Daugherty Resources are located in the Kentucky and Tennessee portions of the Appalachian Basin. The Appalachian Basin is characterized by shallow developmental wells, which generally have provided highly predictable drilling success rates. In addition, because wells drilled in the Appalachian Basin are closer to the northeast gas market, the natural gas from this area typically has commanded a price premium relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. Furthermore, Daugherty Resources' natural gas has a heating value that results in a 20% premium. In addition to drilling activities, Daugherty Resources purchases natural gas producing properties. During 1999, Daugherty Resources purchased 20.30675 net wells.

(b) BUSINESS OF ISSUER

       Daugherty Resources' objective is to expand its oil and natural gas reserves, production and revenues through a strategy that includes the following key elements:

       Expand drilling operations. Daugherty Resources has primarily concentrated its drilling operations in the southern portion of the Appalachian Basin. Since 1995 Daugherty Resources has drilled 52 gas wells. Daugherty Resources believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 1999 Daugherty Resources had 18,859 net undeveloped acres. During the first quarter of 2000, Daugherty Resources drilled 14 productive wells.

       Acquire producing properties. Daugherty Resources' acquisition efforts are focused on properties that help build critical mass in areas where Daugherty Resources has established or is establishing new operations. Acquisitions are sought that Daugherty Resources believes will offer economies in management and administration, and, therefore, should enable Daugherty Resources to acquire more producing wells without incurring substantial increases in its costs of operations.

       Pursue geographic expansion. Daugherty Resources believes it has a proven ability to drill and operate natural gas wells successfully based upon its operating history in the Appalachian Basin. There are a number of areas outside the Appalachian Basin where drilling and operating characteristics are similar to those in Appalachia. Daugherty Resources will continue to evaluate opportunities to expand geographically on an ongoing basis.

       Reduce risks inherent in natural gas development and marketing. An integral part of Daugherty Resources' strategy has been and will continue to be to concentrate on development, (rather than exploratory) drilling to reduce risk levels associated with natural gas and oil production. Development drilling is less risky than exploratory drilling. Daugherty Resources' focus on shallow wells allows it to drill more wells. This approach also provides greater investment diversification than an equal investment in a smaller number of deeper more expensive wells. Geographical diversification can help to offset possible weakness in the natural gas market or disappointing drilling results in one area.

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

         Gold and silver properties. It is the objective of Daugherty Resources to continue it's efforts to monetize its gold and silver properties by 1) seeking a joint venture partner to provide funds for additional exploration of its prospects, and 2) considering a divestiture of its gold and silver properties. To help achieve its goals of monetization of the properties, in March 2000, the Company commissioned a review of its gold and silver properties by Steffen Robertson Kristen (U.S.), Inc., an engineering firm specializing in mineral properties. In addition, the Company retained Balfour Holding, Inc. an independent consulting firm to perform an appraisal of the properties.

- PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. The principal products produced by Daugherty Resources are natural gas and oil. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies, which have facilities near our producing properties.

- DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. Natural gas and oil produced from our wells are normally sold to purchasers as defined below. Oil is picked up and transported by the purchaser from storage tanks located near the wellhead. In some cases a fee for the cost of transporting the oil is charged, which fee is deducted from or accounted for in the price for the oil. Natural Gas wells are connected to gathering systems of Daugherty Petroleum, which, in turn, are connected to generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

- STATUS OF ANY PUBLICLY ANNOUNCED PRODUCTS OR SERVICES. Daugherty Resources has not made a public announcement of, and no information has otherwise become public about, a new product or industry segment requiring the investment of a material amount of the total assets of Daugherty Resources.

- COMPETITIVE BUSINESS CONDITIONS. Competition in the oil and industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Daugherty Resources believes that its geographic focus, its exploration, drilling and production capabilities, and the experience of its management generally enable it to compete effectively. Many of Daugherty Resources' competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of Daugherty Resources, which may adversely affect Daugherty Resources' ability to compete with these companies.

         As independent oil and gas producer, Daugherty Resources' revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Daugherty Resources' ability to maintain or increase its borrowing capacity and to additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, and gas, market uncertainty and a variety of additional factors that are beyond the control of Daugherty Resources. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in oil and gas producing regions worldwide, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic factors. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies; however, prices for oil and gas have recently increased materially. It is impossible to predict future oil and natural gas price movements with any certainty. Any continued and extended decline in the price of oil or gas could have a material adverse effect on Daugherty Resources' financial position, cash flows and results of operations and may reduce the amount of Daugherty Resources' oil and natural gas that can be produced economically.

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

- DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS. Daugherty Resources markets substantially all of the oil and gas production from properties operated by Daugherty Petroleum for both the account of Daugherty Resources and the other working interest owners in these properties. As of March 31, 2000, substantially all of Daugherty Resources' natural gas production is sold to Nami Resources, LLC under a short term (less than 12 months) contract. During 1999, Southern Gas Company and Nami Resources each purchased in excess of 10% of the gas sold by the Company for its own account. Oil sales contracts are short-term and are based upon field posted prices plus negotiated bonuses. During 1999, Indiana Farm Bureau Mark Oil Company, and B. P. Bear Creek Oil, LLC each purchased in excess of 10% of the oil sold by the Company for its own account. Because alterative purchasers of oil and gas are readily available, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company.

- PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS

OR LABOR CONTRACTS. We do not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and governments. We are not a party to any labor contracts.

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

-        OPERATING HAZARDS AND INSURANCE

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

- EMPLOYEES. As of December 31, 1999, Daugherty Resources had 12 employees, including one in finance, four in administration, two in exploration and development, and five in production.Daugherty Resources' engineers and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems.In addition, Daugherty Resources retains subcontractors to perform geological duties, drilling, fracturing, logging, and pipeline construction functions at drilling sites.Daugherty Resources' employees act as supervisors of the subcontractors.

         Daugherty Resources' employees are not covered by a collective bargaining agreement. Daugherty Resources considers relations with its employees to be excellent.

SENTRA CORPORATION

         Sentra Corporation, a Kentucky Corporation, is a 100% owned subsidiary of Daugherty Petroleum. Effective April 2, 1999 Daugherty Petroleum acquired all outstanding shares of Sentra for its book value of $44,417 from William S. Daugherty, Director and President of Daugherty Resources. Sentra owns and operates two natural gas distribution systems in south central Kentucky. The two systems are located in the cities of Fountain Run and Gamaliel pursuant to natural gas franchises granted by those cities and certificates of convenience and necessity issued by the Kentucky Public Service Commission. Sales of gas at retail rates commenced in November 1999 to a limited number of customers. Completion of the construction of both distribution systems is expected by the Fall of 2000.

UTILITY REGULATION

         Sentra Corporation, a 100% owned is a Kentucky public utility, is subject to regulation by the Kentucky Public Service Commission in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues.

GALAX ENERGY CONCEPTS, LLC

         Galax Energy is a North Carolina limited liability corporation owned 50% by Daugherty Petroleum. Galax Energy generates steam at its Galax, Virginia plant by burning wood waste as fuel and sells the steam to National Textiles on a long-term contract. The plant is financed with industrial revenue bonds issued through the Industrial Development Authority of the City of Galax, Virginia.

ITEM 2.         DESCRIPTION OF PROPERTIES

(a) OFFICE FACILITIES. The principal place of business for Daugherty Resources and Daugherty Petroleum is located at 120 Prosperous Place, Suite 201,Lexington, Kentucky 40509. Daugherty Petroleum leases approximately 2,921 square feet of office space at $4,260.00 per month for a total yearly rental of $51,120.00 per year pursuant to a lease agreement, which will expire in October 2003.

(b) OIL AND GAS PROPERTIES. Oil and Gas Properties. Daugherty Resources owns interests in oil and gas properties through Daugherty Petroleum with said properties being located in Kentucky, Tennessee and Louisiana. For information concerning oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see tables set forth below and "Notes to Financial Statements" included in this report. Daugherty Resources did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission for the years ended December 31, 1998 and 1999. The lease and farmout agreements through which Daugherty Resources owns gas and oil interests are subject to typical landowner and overriding royalty interests ranging from 12.5% to 17.5% and other than these royalty interests and drilling commitments discussed below, there are no significant or material lease expenses associated with any properties which are not owned by Daugherty Resources.

         PRODUCTION. The following table shows Daugherty Resources' net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last three years.

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                            1999                  1998                 1997
                                                            ----                  ----                 ----
Production(1):

     Oil (MBbls)                                              7.458                 7.553              7.286
     Natural Gas (MMcf)                                     135.890               124.680            137.200
     Equivalent MMcfe(2)                                    180.640               169.990            130.920
Average sales Price:
     Oil (per Bbl)                                         $ 16.100              $ 11.720           $ 17.900
     Average Natural Gas Price (per Mcf)                   $  2.610              $  2.530           $  2.530
Average production cost (lifting cost) per                 $  0.670              $  0.650           $  0.650
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

       PRODUCTIVE WELLS AND ACREAGE. The table below shows the number of Daugherty Resources' productive gross and net wells at December 31, 1999.




                                                              WELLS
                                                              -----
                                               GAS                             OIL
                                               ---                             ---
               Location               Gross            Net             Gross            Net
               --------               -----            ---             -----            ---

               Kentucky                122             49.4650            41          32.0461
               Tennessee                14              7.0000            10           5.0000
               Louisiana                 2               .3185             2            .1870
                                 ---------        ------------    ----------       ----------
               Total                   138             56.7835            53          37.2331


       NATURAL GAS LEASES UNDEVELOPED ACREAGE. The following table sets forth, as of December 31, 1999, the acres of developed and undeveloped natural gas and oil properties in which Daugherty Resources had an interest, listed alphabetically by state.

                                Developed Acreage                     Undeveloped Acreage
                                -----------------                     -------------------
                           Gross               Net               Gross                     Net
                           -----               ---               -----                     ---


Kentucky                   16,565             13,004             22,189                   18,859
Louisiana                     120                80                  0                       0
Tennessee                   2,056              1,614                500                      398
                   --------------      -------------     --------------           --------------
Total                      18,741             14,698             22,687                   19,252



       DRILLING ACTIVITIES. During the last three years Daugherty Petroleum participated in the drilling of 43 gross wells (12.597 net wells). All of these wells were completed as wells capable of producing gas in commercial quantities. Drilling was primarily concentrated on two farmouts, described below, from Equitable Production Company in Knox and Bell Counties, Kentucky.

       The following table summarizes Daugherty Resources' development drilling activity for the years ended December 31, 1997, 1998 and 1999. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                          TOTAL                        PRODUCTIVE                       DRY
                          -----                        ----------                       ---
                DRILLED            NET         DRILLED            NET          DRILLED        NET
                -------            ---         -------            ---          -------        ---

1997            12               3.2400           12             3.2400          0             0
1998            14               3.5125           14             3.5125          0             0
1999             5               1.9500            5             1.9500          0             0
                --               ------           --             ------         ---           ---
TOTAL           31               8.7025           31             8.7025          0             0


       Kay Jay Farmout, Knox & Bell Counties, Kentucky. The Kay Jay Farmout consists of approximately 14,000 acres. Several wells surround the acreage. The Kay Jay Field produces natural gas from the Maxon Sand, Big Lime, Borden, Devonian Shale and Clinton Formations. Oil is produced from the Maxon Sand and Big Lime Formations. In late 1996, Daugherty Petroleum successfully extended the Field onto its acreage. As of the date of this report Daugherty Resources has drilled 31 wells on this acreage, 19 of which are currently producing. The remaining 12 are scheduled for completion in the near future or have been completed and are waiting on a gathering line. All wells drilled on the acreage have encountered natural gas. Daugherty Petroleum has extended its gatheringsystem on to the acreage by installing 9,500 feet of pipeline in 1999. Daugherty Petroleum's gathering system is connected to the Columbia Natural Resources (CNR) pipeline system. Under the Kay Jay Farmout Agreement Daugherty Petroleum has a four (4) well drilling commitment per year.

       Hatfield Gap Farmout, Bell County, Kentucky. The Hatfield Gap Farmout consists of approximately 3,900 acres that adjoins the Hatfield Gap Field operated by CNR, which produces from the Big Lime, and Devonian Shale Formations. Just southwest of the Hatfield Gap Field is the Days Chapel Field, which was for a number of years the most prolific oil field in the State of Tennessee. As of the end of 2000 Daugherty Resources had drilled 17 successful gas wells on this acreage. Under the Hatfield Gap Farmout Agreement Daugherty Petroleum has a four (4) well drilling commitments per year.

       Daugherty Petroleum has acquired a 12,300 acre lease that joins the Hatfield Gap Field to the south located in Claiborne County, Tennessee; thelease is for a term of 10 years. No wells have yet been drilled on this lease by Daugherty Petroleum.

       PRESENT DRILLING ACTIVITY. At the end of 1999 Daugherty Petroleum participated in the drilling of two successful wells. As of the date of this report six additional wells had been drilled.


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

(c) GOLD AND SILVER PROPERTIES

         Other than the gold and silver properties discussed below, owned by Daugherty Resources, the Company does not own any property.

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

         The climate relating to the properties is relatively mild due to the proximity of the Japanese Current. The temperature rarely falls below zero degrees Fahrenheit and the ocean has a mean temperature of 53 degrees Fahrenheit. The annual average rainfall on Unga Island is between 45 and 50 inches, one-third of this falling as snow. Unga Island is on the same latitude as Ireland and Denmark.

         The properties cover over 381 acres, and are situated on 15 federal patented lode claims and one federal patented mill site claim (the "Apollo-Sitka Claims," which consist of approximately 280 acres) and six State of Alaska mining claims (the "Shumagin Claims," which consist of approximately 101 acres). A three-mile road connects the two claim groups.

         Daugherty Resources, Inc., through its predecessor companies and subsidiaries acquired its interest in the two properties pursuant to a Lease/Purchase Option Agreement with Azel L. Crandall in 1979. This Agreement was converted to a Sales Contract in 1986, whereby Daugherty Resources agreed to purchase the mining properties from Mr. Crandall for $854,818, with $50,000 to be paid in 1987, and $24,000 to be paid in years 1988, 1989, and 1990. On May 1, 1990, Alaska Apollo further agreed to pay Mr. Crandall $2,000 per month until the aggregate amounts received by Mr. Crandall, including any royalty payments, equal the amount of the purchase price. No interest is due under the Agreement. The amount owed Mr. Crandall under this Agreement on December 31, 2000, was $488,818. Alaska Apollo also agreed to pay Mr. Crandall a four percent net smelter revenue royalty, which would be credited against any balance remaining under the Purchase Contract.

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

         A Final Finding and Decision on the AEB's application, issued January 18, 1996, contained a provision making the application subject to valid existing rights, easements, and reservations, including the Shumagin Claims. The grant Decision became final after expiration of an appeal period February 7, 1996. Daugherty Resources retains the right to enter the land for further exploration and subsequent activity on its holding. No adverse impact on Daugherty Resources' Shumagin Claims or its exploration or activities on Unga Island is anticipated as a result of the Shumagin Claims' surface rights being transferred to the AEB. Daugherty Resources' application for conversion of its Shumagin Claims to a State Upland Mining Lease is pending.

         Beginning in 1994, and continuing through 1996, Daugherty Resources expanded its activities relating to the gold and silver properties from those of simple maintenance of the physical property to further exploration. In 1996, an update of the engineering data was completed by Edward O. Strandberg, Jr., P.E., Mining Engineer, to address estimates, as defined by Strandberg, as well as to review considerations and issues.

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

         SRK Consulting prepared a Mineralized Material estimate, based on 17,963 feet of diamond drilling, 1,017 feet of percussion drilling, 1,827 feet of trenching, 286 feet of crosscuts, and 641 feet of drift sampling. Surface mapping and geological logs were reviewed and interpreted. The Mineralized Material appears to be contained in six ore shoots ranging over 1,334 feet vertically and 1,782 feet horizontally. Strong structural control of the ore deposit is evident. The deposit is open in all quadrants and at depth.

         SRK Consulting concluded that the prior estimate by Strandberg (1995) is "globally reasonable, and may be conservative in tonnage." They continued "By definitions outlined in SEC Guideline 7, the estimate of Strandberg (1995) cannot be classified in any part, nor in its entirety, as a Reserve, either Proven or Probable." SRK Consulting recategorized Strandberg's Reserves as Mineralized Material of 280,000 tons grading 0.80 ounces gold per ton and 3.7 ounces of silver per ton. They also noted, "that the mineralization is open along strike and at depth. In 1990, Battle Mountain Gold Company drilled a deep diamond hole and intersected, at 711 feet below sea level, 18 feet (down hole) of mineralized vein with an assayed grade of 0.47 ounces per ton gold. Based on this reported intersection and other available data, SRK Consulting concluded that the exploration potential of the Shumagin structure is very good."

         Additional exploration work is necessary in order to convert the Mineralized Material into mineable reserves in the Proven and Probable categories. It is anticipated that this work will include surface exploration, diamond drilling, shaft sinking and exploration drifting, crosscutting, raising, and diamond drilling from underground drill stations. A decision to place the ore deposit in production is contingent upon favorable completion of further exploration and preliminary and final feasibility studies.

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

         Certain Factors Affecting Mineralized Material. Daugherty Resources' Unga Island activities on the Apollo-Sitka and Shumagin Claims are at the exploration stage. The Mineral Inventories are estimates based on surface and underground sampling, drilling, and geologic inference. Complete assurance cannot be given that all of the reserves and indicated resources are recoverable. Metal price fluctuations, variations in production costs and mine/mill recoveries, environmental considerations, the results of exploration work and geologic interpretation, and other factors may require restatement of the reserves and indicated resources. Neither the Mineral Inventories nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations. Daugherty Resources has conducted no additional exploration work on the properties since 1996 because of the low price of gold. Since 1979, Daugherty Resources has spent in excess of $11,200,000 on land acquisition, exploration, engineering and conceptual studies, and buildings, equipment and machinery. In March 2000, Daugherty Resources retained SRK Consulting an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices and Balfour Holdings, Inc. to conduct an appraisal of the gold and silver properties. SRK Consulting in its April 4, 2000 report entitled "Unga Island Project Resource and Reserve Review" concluded that Daugherty Resources' gold and silver properties cannot be classified as a Reserve, either Proven or Probable and should be reclassified as Mineral Inventory. In its April 2, 2000 report "Valuation of the Unga Island Gold-Silver Project, Alaska", Balfour Holdings determined that the gold and silver properties have a Fair Market Value of $4,450,000 using the Market and Cost approaches. The difference in total past expenditures and current Fair Market Value is attributed to Daugherty Resources' reclassification of the gold and silver properties to Mineralized Material, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., Daugherty Resources has recorded impairment to the value of the gold and silver properties reducing its value to $4,450,000.

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

         The volatility of gold prices is illustrated by the following table of the high, low and average afternoon fixing prices of gold per ounce in United States dollars on the London Bullion Market as of December 31 in each of the years indicated below:

                  1999     1998     1997     1996     1995
                  ----     ----     ----     ----     ----
High              $312     $311     $361     $415     $396
Low               $256     $273     $283     $368     $372
Average:          $279     $294     $322     $391     $384


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

EXPLORATION                         Properties, which are neither at the
STATE                               Development or Production stage.

EXPLORITORY                         A well drilled to find and produce oil
WELL                                or gas in an unproved area to find a new
                                    reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

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

FAULT                               A fracture in a rock where
OR FAULT ZONE                       there has been displacement of the two
                                    sides.

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

NET                                 The sum of the fractional
ACRES OR NET WELLS                  working interests owned in gross acres or
                                    gross wells.

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

OVERRIDING                          A royalty or percentage of
ROYALTY INTEREST                    the gross income from production deducted
                                    from the working interest.

OXIDE                               Ore subjected to weathering and
ORE                                 oxidation of primary minerals.

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

                                     PART II

ITEM 5. MARKET FOR DAUGHERTY RESOURCES'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)    Market Information

       Daugherty Resources' Common Stock trades on the Nasdaq Small Cap Market in the United States under the symbol NGAS. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of March 31, 2000, Daugherty Resources was authorized to issue 100,000,000 shares of the Common Stock, of which there were issued and outstanding 2,520,628 shares. No dividends were declared or paid during 1999.

QUARTER             12/31/       09/30/      06/30/      03/31/       12/31/      09/30/       06/30/       03/31/98
ENDED               99           99          99          99           98          98           98           (1)
Low Bid Price       $1.250       2.313       2.563       1.109        .3133       .625         1.375        1.250
High Bid Price      $1.375       2.563       3.188       1.313        .5000       .750         1.625        1.565


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

(d)    Recent Sales of Unregisteres Securities

       Unregistered securities sold within the last three years in the following private transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

1997
----

       On May 5, 1997, Alaska Apollo Resources, Inc. (name changed to Daugherty Resources, Inc. on June 24, 1998, issued 30,333 shares of common stock to an unrelated individual and trust for the acquisition of interests in oil and gas properties.

       On May 15, 1997, Alaska Apollo Resources, Inc. name changed to Daugherty Resources, Inc. on June 24, 1998 completed the sale of 50,000 shares of common stock to Exergon Capital S.A, at $.25 per share for net proceeds of $125,000.

       On May 21, 1997, Alaska Apollo Resources, Inc. (name changed to Daugherty Resources, Inc. on June 24, 1998) completed the sale of 100,000 shares of common stock to LaJolla Corporation at $.50 per share for net proceeds to Daugherty Resources of $50,000. On June 30, 1997, Daugherty Resources completed the sale of an additional 50,000 shares of common stock to LaJolla Capital Corporation at $.50 per share for net proceeds of $50,000.

       On October 2, 1997, Alaska Apollo Resources, Inc. (name changed to Daugherty Resources, Inc. on June 24, 1998) issued 200,000 shares of common stock to Environmental Energy, Inc. for cash. This transaction was recorded at the estimated fair value ($.375 per share) of the common stock issued, which was based on the quoted market price of the stock at the time of issuance.

       On March 7, 1997, Alaska Apollo Resources, Inc. (name changed to Daugherty Resources, Inc. on June 24, 1998) issued 1,500,000 warrants to purchase an equal number of underlying shares of common stock to Trio Growth Trust at $.125 per share for financing assistance. The warrants expire on March 6, 2002. A 5 to 1 reverse stock split on June 29, 1998 resulted in 300,000 warrants at $.625 per share.

       On March 7, 1997, Alaska Apollo Resources, Inc. (name changed to Daugherty Resources, Inc. on June 24, 1998) issued 500,000 warrants for an equal number of shares of common stock to Exergon Capital, S.A. at $.125 per share for financing assistance. The warrants expire on March 6, 2002. A 5 to 1 reverse stock split on June 29, 1998, resulted in 100,000 warrants at $.625 per share.

       On March 7, 1997, Alaska Apollo Resources, Inc. (name changed to Daugherty Resources, Inc. on June 24, 1998) issued 500,000 warrants for an equal number of underlying shares of common stock to Jayhead Investment Limited at $1.25 per share for financing assistance. The Warrants will expire on March 6, 2002. A 5 to 1 reverse stock split on June 29, 1998, resulted in 100,000 warrants at $.625 per share.

       On March 7, 1997, Alaska Apollo Resources, Inc. (name changed to Daugherty Resources, Inc. on June 24, 1998) issued 2,000,000 options to purchase an equal number of underlying shares of common stock for the acquisition of interests in oil and gas properties. The options were issued at $1.309375 per share with an expiration date of November 2, 2002. A 5 to 1 reverse split resulted in 400,000 options at $1.546875 per share.

1998
----

       There were no unregistered securities issued or sold pursuant private transactions exempt from registration under the Securities Act of 1933, Section 4(2).

1999
----

       On March 5, 1999 Daugherty Resources issued 135,000 options for an equal number of underlying common shares at $.38 per share were issued to an unrelated third party for consulting services. The options, unless exercised expire on August 24, 2000.

       On October 13 and December 29, 1999, Daugherty Resources, issued 71,852 and 59,199 shares of common stock respectively to Ken-Tex Oil and Gas, Inc. valued at $2.2191 per share, for the acquisition of oil and gas properties.

       On August 20, 1999, Daugherty Resources issued a total of 1,152,363 shares of preferred stock equal to one share of underlying common stock to various unrelated third party working interest owners and partnerships in exchange for their interests in oil and gas properties. The preferred shares were valued at $.5640 per share.

       On August 20, 1999, Daugherty Resources issued a total of 1,536,941 warrants for underlying shares of common stock to unrelated working interest owners and various unrelated partnerships in exchange for their interests in oil and gas properties. The value of the warrants were in a range of $1.75 to $4.50 and will expire on August 20, 2004.

       On August 20, 1999, Daugherty Resources issued 1,120,000 options to purchase underlying shares of common stock at an exercise price of $1.00 per share to an unrelated third party. The options were valued at $1.00 and will expire on August 20, 2004.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

         The following is a discussion of Daugherty Resources' financial condition and results of operations. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts, forward-looking statements (See "Forward-Looking Statements" herein at page 40). In addition, specific reference is made to "Note 20, reconciliation of differences between generally accepted accounting principals in Canada and in the United States, page XXII of the Financial Statements files as an exhibit under Item 31 of this report.

         Daugherty Resources, Inc., formerly Alaska Apollo Resources Inc., ("Daugherty Resources") is a diversified natural resources company with assets in oil and gas, and gold and silver properties prospects. Originally formed in 1979 to develop gold properties, Daugherty Resources in the fourth quarter of 1993, acquired its wholly-owned subsidiary, Daugherty Petroleum. The purchase of Daugherty Petroleum, Inc. ("Daugherty Petroleum") has given Daugherty Resources a diversified revenue and asset base that is primarily located in Appalachia.

Results of Operations

Fiscal 1999 - 1998

         For the year ending December 31, 1999, Daugherty Resources' gross revenues decreased $4,527,196 to $1,416,725 from $5,943,921 for the same period in 1998. The majority of the decrease was attributable to Daugherty Resources' divestiture of Red River Hardwoods, Inc. Daugherty Resources experienced a net loss from continuous operations of $7,892,135 for 1999 compared to net loss of $1,568,348 for 1998. During 1999, Daugherty Resources recognized impairment to its gold mining properties, which accounted for $6,782,229 of the $7,892,135 loss from continuous operations. Daugherty Resources experienced a net gain from discounted operations at Red River of $671,215 for the year ending December 31, 1999.

         Daugherty Resources' gross revenues were derived from drilling contract revenues of $878,714 (62%) and from natural gas and oil operations and production revenues of $538,011 (38%).

         The decrease in gross revenues of $4,527,196 was primarily attributable to the divestiture of Red River during the period. Contract revenues from drilling activities decreased by $1,001,266 from $1,879,980 for the year ending December 31, 1998 to $878,714 for the year ending December 31, 1999. The decrease in revenues from drilling activities was primarily attributable to fewer wells being drilled, which in turn is primarily attributable to low energy prices and less interest of investors and joint venture partners in drilling activities.

         During 1999, total direct costs decreased by $4,421,760 to $779,580 compared to $5,201,340 in 1998. These direct costs included drilling and related costs for five natural gas wells.

         For year ending December 31, 1999, Daugherty Resources drilled five natural gas wells, completed eight natural gas wells and extended its gathering system by 9,500 feet. In the first quarter of 2000, Daugherty Resources drilled fourteen wells, completed seven wells and added an additional 5,000 feet of gathering system.

         On June 30 1999, the following were approved:

              A Special Resolution that changed Daugherty Resources' authorization capital from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share.

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

         The authorization for the issuance of preferred stock by Daugherty Resources allowed the acquisition in October 1999 of 41 wells in Kentucky, Louisiana and Tennessee. Also, in October 1999, Daugherty Resources acquired 24 natural gas wells in Knox County, Kentucky. Daugherty Resources now operates a total of 186 wells located in Kentucky. (See "Liquidity" and "About Daugherty Resources")

         Daugherty Resources believes there are several factors that should increase revenues in the year 2000. First, the divestiture of Red River Hardwoods, Inc. should eliminate substantial debt thereby significantly increasing cash flow. Second, Daugherty Resources will receive additional revenues from the oil and gas properties it acquired during the last quarter of 1999. Third, the expansion of its natural gas gathering system completed in 1999 and additional expansion planned in 2000 should dramatically increase Daugherty Petroleum's ability to transport natural gas.

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

         At the Annual General Meeting held on June 22, 1998, shareholders approved special resolutions, effective June 29, 1998, including one that changed Daugherty Resources' name from Alaska Apollo Resources Inc. to Daugherty Resources, Inc., a name that management believes more closely represents Daugherty Resources' current revenue generating activities. Further, special resolutions were approved that increased Daugherty Resources' capital structure as follows:

         - Daugherty Resources' authorized common shares were increased from 20,000,000 common shares without par value, of which 10,141,331 are issued, to 50,000,000 common shares without par value, of which 10,141,331 will be issued;
         - The Memorandum of Daugherty Resources was altered so that the authorized capital was increased by creating 6,000,000 preferred shares without par value;
         - Special rights and restrictions were attached to the common shares and preferred shares; and
         - The 50,000,000 common shares and 6,000,000 preferred shares were consolidated by a one for five reverse stock split, resulting in the authorized capital of Daugherty Resources being 11,200,000 shares, divided into 10,000,000 common shares without par value, with 2,028,266 common shares issued and outstanding and 1,200,000 preferred shares without par value.

         For the year ending December 31, 1998, Daugherty Resources' gross revenues increased $1,097,764 to $5,943,921 from $4,846,157 for the same period in 1998. Daugherty Resources experienced a net loss of $1,568,348 in 1998 compared to a net loss of $1,708,418 in 1997.

         Daugherty Resources' gross revenues were derived from drilling contract revenues of $1,879,980 (30 percent) from natural gas and oil operations and production revenues of $483,728 (eight percent) and lumber sales and product manufacturing revenues of $3,580,240 (60 percent).

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

         While management believes that its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, it has continued to refine its long-range strategy in 2000 to meet Daugherty Resources' financial obligations. This strategy involves:

              ACQUISITION OF REVENUE-PRODUCING PROPERTIES: In 1999 Daugherty Petroleum acquired interests in a total of 65 wells in its area of interest, along with pipeline facilities and equipment. Management believes that the addition of these properties will favorably impact Daugherty Resources' cash flow. Daugherty Resources is also continually reviewing existing properties in its area of interest that are for sale.

              DRILLING ACTIVITY: For 1999 Daugherty Resources drilled five natural gas wells. In the first quarter of 2000, Daugherty Resources drilled 14 wells. Factors for the increase included higher oil and gas prices, and partnership activity that was delayed until late in the fourth quarter of 1999 as discussed below.

              INCREASE IN PARTNERSHIP ACTIVITY: Because of lower energy prices Daugherty Resources' partnership efforts were hampered in the first three quarters of 1999. However, higher oil and gas prices have sparked interest in natural gas drilling. During the fourth quarter Daugherty Petroleum finalized three partnership agreements covering 13 wells to be drilled by the end of the first quarter of 2000. A subsequent agreement to drill one additional well was reached in March 2000. Management believes that the successful completion of these wells will spur additional activity.

              INSTALLATION OF ADDITIONAL NATURAL GAS GATHERING SYSTEM: In 1998 Daugherty Resources expanded its natural gas pipeline by 27,500 feet. In 1999 Daugherty Resources expanded its natural gas pipeline by 9,500 feet. As of March 31, 2000 Daugherty Resources had expanded its gathering system by 5,000 feet and intends to expand an additional 20,000 feet in the second quarter of 2000. These extensions will allow for substantially more natural gas to be transported to market from the wells Daugherty Resources has drilled.

              SALE OF RED RIVER HARDWOODS, INC.: On December 1, 1999, Daugherty Petroleum closed the sale of Red River Hardwoods, Inc., thereby divesting all of its interest in Red River. The divestiture of Red River significantly affects Daugherty Resources' financial statement by reducing outstanding debt by approximately $3.7 million and eliminating the operating losses generated by Red River. Operating losses for Red River Hard Woods, Inc. are shown in note 16, page XXI of the Financial Statements.

              MONETIZE ALASKAN GOLD ASSETS: Daugherty Resources retained Steffen Robertson Kirsten (U. S.) Inc., an independent engineering firm specializing in mineral properties, to review its gold and silver properties and issue a report. In addition, Daugherty Resources retained Balfour Holding, Inc., an independent consulting firm, to appraise the properties. With this new information in hand, Daugherty Resources is prepared to seek a joint venture partner to provide funds for additional exploration on the prospects or to sell them.

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

         Management continues to pursue a new credit facility to convert Daugherty Resources' short-term debt to long-term debt and to increase it line of credit, which is expected to reduce the working capital deficit, ensure financial liquidity, and enhances the balance sheet.

         During 1999, and compared to the same period in 1998, the changes in the composition of Daugherty Resources' current assets were: cash balances increased $1,721,338 from $528,666 to $2,250,004 due to year end drilling programs; accounts receivable balances decreased $193,628 from $411,496 to $217,868. Other current assets such as prepaids, inventory, and notes receivable decreased $463,826 from $490,929 to $27,103, primarily due to the sale of Red River. Overall, current assets increased by $1,063,884 to $2,494,975.

         Current liabilities as of December 31, 1999 were $5,311,662 compared to $5,036,541 as of December 31, 1998. During 1999, and compared to the same period in 1998, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $667,593 from $2,101,479 to $1,433,886, customer drilling deposits increased $1,613,954 from $922,510 to $2,536,464, accounts payable and accrued liabilities decreased $671,240 from $2,012,552 to $1,341,312 due to the sale of Red River.

         The primary causes for changes in liquidity in 1998 and 1999 related to the operation and divestiture of Red River Hardwood and low prices of natural gas for the majority of these periods which resulted in fewer wells being drilled and completed.

         Over the years, Daugherty Resources has held negotiations with several financial institutions and potential investors with the intent of securing financing necessary to provide credit facilities for Daugherty Resources to support existing and future capital requirements. In December 1996, Daugherty Petroleum signed a loan agreement with a subsidiary of Enron Capital and Trade Resources, Inc., in the amount of $340,000 providing financing for one well to be acquired and 50 percent of the drilling and completion costs of four natural gas wells. The balance of this loan was paid off on September 1, 1998, when Daugherty Petroleum secured a line of credit from Compass Bank, Houston, which as of December 31, 1999, had a balance due of $972,177. It is expected that, in addition to this credit facility, Daugherty Petroleum will secure additional loans to develop its existing natural gas leasehold interests. Daugherty Resources will realize increased natural gas revenue as gathering facilities are expanded to allow sales from recently drilled wells that have not been connected to the gas gathering system.

         The Company does not incur material commitments for capital expenditures until it executes contracts for any such expenditures. Capital expenditures of the Company relate primarily to drilling and completion of natural gas wells which are funded through joint venture partnerships and private placement drilling programs and commitments are made only upon the funding of the joint venture or drilling programs.

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

               NAME                    AGE                     POSITION                       DIRECTOR SINCE
               ----                    ---                     --------                       --------------
William S. Daugherty                   45       Chairman of the Board,                        September 1993
                                                President and Chief
                                                Executive Officer
James K. Klyman                        45       Director                                         May 1992
Charles L. Cotterell                   75       Director                                        June 1994
D. Michael Wallen                      45       Vice President and                                 N/A
                                                Secretary

         A description of the business experience during the past several years for each of the directors and executive officers of Daugherty Resources and certain significant employees of Daugherty Resources is set forth below.

         William S. Daugherty, age 45, has served as Director, President and Chief Operating Officer of Daugherty Resources since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of Daugherty Resources. Mr. Daugherty is past president of the Kentucky Oil and Gas Association, the Kentucky Independent Petroleum Producers Association, and also serves in a voluntary capacity as the Governor's Official Representative to the Interstate Oil and Gas Compact Commission, which usually requires a minium amount of his time annually. Mr. Daugherty holds a B. S. Degree from Berea College, Berea, Kentucky.

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

         D. Michael Wallen, age 45, joined Daugherty Petroleum in March 1995, as Vice President of Engineering and was elected a Vice President of Daugherty Resources in March 1997. Prior to joining Daugherty Resources, Mr. Wallen served as the Director of the Kentucky Division of Oil and Gas for six years. Prior to serving as Director of the Kentucky Division of Oil and Gas, he worked as well drilling and completion specialist and as a gas production engineer in the Appalachian Basin for various operating companies. Mr. Wallen holds a B. S. Degree from Morehead State University, Morehead, Kentucky.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act") requires Daugherty Resources' directors and executive officers, and persons who own more than 10 percent of a registered class of Daugherty Resources' equity securities, to file with the Securities and Exchange Commission (the "Commission") and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of Daugherty Resources. Directors, officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish Daugherty Resources with copies of all Section 16(a) forms they file. Daugherty Resources has not received any forms required by 16(a) from Environmental Energy, Inc., Environmental Energy Partners I, Ltd., Environmental Energy Partners II, Ltd., Environmental Holding Company, LLC and Environmental Operating Partners, Ltd., which previously became beneficial owners.

ITEM 10.        EXECUTIVE COMPENSATION

         The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 1999, 1998 and 1997 for services in all capacities rendered to Daugherty Resources by William S. Daugherty, the Chief Executive Officer of Daugherty Resources. There was no other person serving as an executive officer of Daugherty Resources at December 31, 1999, whose total annual salary and bonus exceeded $100,000.

                                                         SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                  Long-Term Compensation
Name and Principal                             Year              Salary             Restricted            Options #
-----------------                                                                     Stock
Position                                                                            Awards ($)
--------
William S. Daugherty                           1999              $ 75,000                  $ 12,500                 0
                                                                               (1)

Chairman and President                         1998              $ 75,000                  $ 12,500                 0
                                                                               (2)

                                               1997              $ 75,000                  $ 12,500        400,000 (4)
                                                                               (3)

-----------------

(1) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(2) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(3) The bonus was in the form of 25,000 shares of the Common Stock valued at $0.50(U.S.) per share. The shares represent bonuses approved by the Board of Directors on June 25, 1997. The shares were issued June 27, 1997.
(4) These options were approved on March 7, 1997, by the Board of Directors pursuant to the Alaska Apollo Resources Inc. 1997 Stock Option Plan, are exercisable at $1.546875 (U.S.) per share after giving effect to the one for five consolidation of Common Shares that was effective June 29, 1998. The options vest over a five-year period with 71,111 vesting during 1997 through 2001 and 44,445 vesting in 2002. The options expire on March 6, 2002. Vesting is subject to Mr. Daugherty's continued employment.
(5) Mr. Daugherty is indebted to Daugherty Resources on two promissory notes (see footnote 1 at Item 12) bearing an interest rate of 6% per annum. Assuming a market rate of 9%per annum for a comparable loan Mr. Daugherty received an additional benefit of $648 and $634 per annum for the respective years of 1998 and 1999.
(6) Mr. Wallen is indebted to Daugherty Resources on two promissory notes (see footnote 2 at Item 12) bearing an interest rate of 6% per annum. Assuming a market rate of 9%per annum for a comparable loan Mr. Wallen received an additional benefit of $648 and $634 per annum for the respective years of 1998 and 1999.

         While the officers of Daugherty Resources receive benefits in the form of certain perquisites, the individual identified in the foregoing table has not received perquisites, which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

     STOCK OPTIONS

         No stock options were granted to officers by Daugherty Resources during 1999. The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by William S. Daugherty as of December 31, 1999.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                 NAME                              Number of Unexercised
                                                Options at Fiscal Year-End                  VALUE OF UNEXERCISED IN-THE-
                                                --------------------------                              MONEY
                                                            (#)                            Options at Fiscal Year-End ($)
                                                            ---                            ------------------------------
                                                 Exercisable/Unexercisable                    Exercisable/Unexercisable
                                                 -------------------------                    -------------------------

         William S. Daugherty                         404,444/115,556                                     0

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

     Mr. Daugherty received options to purchase 40,000 shares of the Common Stock in 1994 exercisable at $9.50 per share in increments of 10,000 shares each on December 10, 1994, 1995, 1996, and 1997. These options expired December 10, 1998. In February 1995, the Board of Directors of Daugherty Resources authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on February 27, 1995, 1996, 1997, and 1998. Additionally, on December 27, 1995, the Board of Directors of Daugherty Resources authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on December 27, 1995, 1996, 1997, and 1998. All options authorized in favor of Mr. Daugherty in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. As detailed above, on June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Daugherty covering 40,000 shares of the Common Stock. On March 7, 1997, pursuant to an Incentive Stock Option Agreement between Daugherty Resources and Mr. Daugherty, the Administrative Committee of the Alaska Apollo Resources Inc. 1997 Stock Option Plan granted Mr. Daugherty options to purchase 400,000 shares of the Common Stock exercisable at $1.546875 per share. Options for 71,111 shares vested on March 7, 1997, with 71,111 shares vesting on January 1, 1998, 1999, 2000, and 2001, and the remaining 44,445 shares vesting on January 1, 2002. These options are contingent upon Mr. Daugherty's employment with Daugherty Resources on the vesting dates. They expire on March 7, 2002.

COMPENSATION OF DIRECTORS

Daugherty Resources compensates its non-employee directors for their services to Daugherty Resources in the form of shares of the Common Stock registered pursuant to Form S-8 promulgated by the Commission. Daugherty Resources also reimburses its directors for expenses incurred in attending board meetings. Daugherty Resources paid the non-employee directors the following amounts during fiscal year 1999: Charles L. Cotterell and James Klyman (formerly Klyman-Mowczan) each received 2,000 shares of the Common Stock valued at $1.00 (U.S.) per share.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                 NAME                              Number of Unexercised
                                                Options at Fiscal Year-End                  VALUE OF UNEXERCISED IN-THE-
                                                --------------------------                              MONEY
                                                            (#)                            Options at Fiscal Year-End ($)
                                                            ---                            ------------------------------
                                                 Exercisable/Unexercisable                    Exercisable/Unexercisable
                                                 -------------------------                    -------------------------

            James K. Klyman                               6,000/0                                         0
         Charles L. Cotterell                             6,000/0                                         0

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

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates the number of shares of the Common Stock owned beneficially as of March 31, 1999, by (i) each person known to Daugherty Resources to beneficially own more than five percent of the outstanding shares of the Common Stock, (ii) each director, (iii) the officers of Daugherty Resources, and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares of the Common Stock which are deemed beneficially owned by such person or entity.

             TITLE OF CLASS                     BENEFICIAL OWNER                         SHARES OWNED         PERCENT
             --------------                     ----------------                         ------------         -------
                                                                                         BENEFICIALLY         OF CLASS
                                                                                         ------------         --------
              Common Stock                William S. Daugherty                            718,244 (1)            24.4
                                          121 Prosperous Place, Suite
                                          201
                                          Lexington, Kentucky 40509

                                          Trio Growth Trust                               400,000 (2)            13.7
                                          18 York Valley Crescent
                                          Willowdale, Ontario M2P 1A7

                                          Grace Church Securities Ltd.                    160,600 (3)             6.4
                                          21 Abbotsbury House,
                                          Abbotsbury Road
                                          London W14 8EN, England

                                          Alaska Investments Limited                      202,669 (4)             8.0
                                          5 Old Street
                                          Ospery House
                                          St. Helier, Jersey, Channel
                                          Islands, U.K.

                                          Exergon Capital S.A.                            200,000 (5)             7.6
                                          Dufourstrasse 101
                                          Zurich 8008, Switzerland

                                          Jayhead Investments                             218,880 (6)             8.4
                                          18 York Valley Crescent
                                          Willowdale, Ontario H2P 1A7
                                          Canada

                                          D. Michael Wallen                                85,600 (7)             3.3
                                          120 Prosperous Place, Suite
                                          201

                                          Lexington, Kentucky 40509

                                          Charles L. Cotterell                             21,540 (8)              .9
                                          120 Prosperous Place, Suite
                                          201

                                          Lexington, Kentucky 40509

                                          James K. Klyman                                   6,000 (9)             .23
                                          120 Prosperous Place, Suite
                                          201
                                          Lexington, Kentucky 40509

                                          Environmental Energy, Inc.                   1,560,000 (10)            38.6
                                          8001 Irvine Center Drive
                                          Suite 1040
                                          Irvine, California 92618

                                          Environmental Energy Partners                  407,487 (11)            13.9
                                          I, Ltd.
                                          c/o Environmental Energy,
                                          Inc.
                                          8001 Irvine Center Drive
                                          Suite 1040
                                          Irvine, California 92618

                                          Environmental Energy Partners                  588,793 (12)            18.9
                                          II, Ltd.
                                          c/o Environmental Energy,
                                          Inc.
                                          8001 Irvine Center Drive
                                          Suite 1040
                                          Irvine, California 92618

                                          Environmental Holding                          434,381 (13)            14.7
                                          Company, LLC
                                          c/o Environmental Energy,
                                          Inc.
                                          8001 Irvine Center Drive
                                          Suite 1040
                                          Irvine, California 92618

                                          Environmental Processing                       190,638 (14)              7.0
                                          Partners Ltd.
                                          c/o Environmental Energy,
                                          Inc.
                                          8001 Irvine Center Drive
                                          Suite 1040
                                          Irvine, California 92618

                                          Environmental Operating                             770,725 (15)           23.4
                                          Partners, Ltd.
                                          c/o Environmental Energy,
                                          Inc.
                                          8001 Irvine Center Drive
                                          Suite 1040
                                          Irvine, California 92618

                                          Directors and executive                             833,384 (16)           27.7
                                          officers as a group (4
                                          persons)

-----------
* Represents ownership of less than one percent.

(1) Includes 290,000 shares of the Common Stock, warrants to purchase 23,800 shares of the Common Stock and options to acquire 404,444 shares of the Common Stock which are currently exercisable.

(2) Consists of warrants to purchase 400,000 shares of the Common Stock which are currently exercisable. Trio Growth Trust ("Trio") is a trust organized in Ontario, Canada, the co-trustees of which are Mrs. Barbara Glickman and Mr. Melvin Moscoe. Trio, through its co-trustees, has the right to exercise the warrants.

(3) Consists of 160,600 shares of Common Stock. Grace Church Securities, Ltd. is organized in Liberia and is controlled by Douglas Mansfield, its sole shareholder and officer.

(4) Consists of 202,669 shares of the Common Stock. Alaska Investments Limited ("Alaska") is organized in the British Virgin Islands and Jayhead Investments Limited ("Jayhead") owns 34% of the shares of Alaska.

(5) Includes 100,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock which are currently exercisable. Exergon Capital SA is a Panamanian corporation and is controlled by Dr. Urs Trepp, its sole director and officer.

(6) Includes 50,000 shares of common stock and 68,880 shares of common stock owned through Jayhead's interest in Alaska Investments Limited and warrants to 100,000 shares of the Common Stock, which are currently exercisable. Jayhead Investments Limited is an Ontario Corporation controlled by Mr. Morton J. Glickman, its sole director and officer.

(7) Includes 35,600 shares of common stock and options to purchase 50,000 shares of common stock which are currently exercisable.

(8) Includes 15,540 shares of the common stock and options to purchase 6,000 shares of the common stock which are currently exercisable.

(9) Consists of options to purchase 6,000 shares of the common stock which are currently exercisable.

(10) Includes 40,000 shares of Common Stock and options to purchase 1,520,000 shares of Common Stock which are currently exercisable. Environmental Energy, Inc. ("EEI") is a Delaware Corporation. Larry Crowder and John Powell are the sole stockholders and officers of EEI. Although EEI has options to purchase 1,520,000 shares of Common Stock, the options to purchase the Common Stock are controlled by a Voting Trust until the options are distributed by the partnerships. The trustees of the Voting Trust, who have the sole right to vote the shares, are John E. Bertram, Bill A. Sadler and Terry D. Fields. The shares may only be voted by a majority decision of the Trustees.

(11) Consists of 174,638 shares of preferred stock which may be converted to common shares on a one for one basis and warrants to purchase 232,849 shares of common stock which are currently exercisable. Environmental Energy Partners I ("EEPI") is a California limited partnership, the managing general partner of which is Environmental Energy, Inc. ("EEI"). Although EEI is managing general partner of EEPI, the voting rights of any Common Stock which may be converted from the preferred shares and warrants to purchase the Common Stock are controlled by a Voting Trust until the shares and warrants are distributed by the partnership to various partners none of which will be considered beneficial owners under Rule 16 of the 1934 Exchange Act. The Trustees of the Voting Trust that has the sole right to vote the shares are John E. Bertram, Bill A. Sadler and Terry D. Fields. The shares may only be voted by a majority decision of the Trustees.

(12) Consists of 252,109 shares of preferred stock which may be converted to common shares on a one for one basis and warrants to purchase 336,684 shares of common stock which are currently exercisable. Environmental Energy Partners II ("EEPII") is a California limited partnership, the managing general partner of which is EEI. Although EEI is the managing general partner of EEPII, the voting rights of any Common Stock which may be converted from the preferred shares and warrants to purchase the Common Stock are controlled by a Voting Trust until the shares and warrants are distributed by the partnership to various partners none of which will be considered beneficial owners under Rule 16 of the 1934 Exchange Act. The Trustees of the Voting Trust that has the sole right to vote the shares are John E. Bertram, Bill A. Sadler and Terry D. Fields. The shares may only be voted by a majority decision of the Trustees.

(13) Consists of 186,164 shares of preferred stock which may be converted to common shares on a one for one basis and warrants to purchase 248,217 shares of common stock which are currently exercisable. Environmental Holding Company, LLC ("EHC") is a California limited liability company, the manager of which is EEI. Although EEI is the manager of EHC, the voting rights of any Common Stock which may be converted from the preferred shares and warrants to purchase the Common Stock are controlled by a Voting Trust until the shares and warrants are distributed by the partnership to various partners none of which will be considered beneficial owners under Rule 16 of the 1934 Exchange Act. The Trustees of the Voting Trust that has the sole right to vote the shares are John E. Bertram, Bill A. Sadler and Terry
     D. Fields. The shares may only be voted by a majority decision of the Trustees.

(14) Consists of 81,702 shares of preferred stock which may be converted to common shares on a one for one basis and warrants to purchase 108,936 shares of common stock which are currently exercisable. Environmental Processing Partner, Ltd. ("EPP"), is a California limited partnership, the managing general partner of which is Environmental Operating, Inc. ("EOI"), a Tennessee corporation. Larry Crowder and John Powell are the sole stockholder and officers of EOI. Although EOI is the managing partner of EPP, the voting rights of any Common Stock which may be converted from the preferred shares and warrants to purchase the Common Stock are controlled by a Voting Trust until the shares and warrants are distributed by the partnership to various partners none of which will be considered beneficial owners under Rule 16 of the 1934 Exchange Act. The Trustees of the Voting Trust that has the sole right to vote the shares are John E. Bertram, Bill
     A. Sadler and Terry D. Fields. The shares may only be voted by a majority decision of the Trustees.

(15) Consists of 330,310 shares of preferred stock that may be converted to common shares on a one for one basis and warrants to purchase 440,415 shares of common stock that are currently exercisable. Environmental Operating Partners, Ltd. ("EOP") is a California limited partnership, the managing general partner of which is Environmental Operating Inc. ("EOI"), a Tennessee corporation, Larry Crowder and John Powell are the sole stockholders and officers of EOI. Although EOI is the managing general partner of EOP, the voting rights of any Common Stock which may be converted from the preferred shares and warrants to purchase the Common Stock are controlled by a Voting Trust until the shares and warrants are distributed by the partnership to various partners none of which will be considered beneficial owners under Rule 16 of the 1934 Exchange Act. The Trustees of the Voting Trust that has the sole right to vote the shares are John E. Bertram, Bill A. Sadler and Terry D. Fields. The shares may only be voted by a majority decision of the Trustees.

(16) Includes 343,140 shares of the common stock, options to purchase 466,444 shares of the common stock which are currently exercisable, and warrants to purchase 23,800 shares of the common stock which are currently exercisable.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

         As of March 31, 2000, the aggregate indebtedness to Daugherty Resources and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by Daugherty Resources of all present and former directors, officers and employees of Daugherty Resources was $299,616.

          NAME AND PRINCIPAL                INVOLVEMENT OF                                                     AMOUNT OUTSTANDING
               POSITION                        ISSUER OR                     LARGEST AMOUNT                      AS OF MARCH 31,
               --------                        ---------                OUTSTANDING DURING LAST                       ---------
                                              SUBSIDIARY                 COMPLETED FISCAL YEAR                      2000
                                              ----------                 ---------------------                      ----
William S. Daugherty(1)                         Lender                          $81,933                            $80,970
President and Chief
Executive Officer

D. Michael Wallen(2)                            Lender                          $81,933                            $80,970
Vice President

------------------

(1)The indebtedness of Mr. Daugherty consists primarily of three promissory notes in the principal amount of $33,333, $27,000 and $21,600, dated January 4, 2000, January 4, 1999, and January 1, 1998, bearing interest at the rate of six percent per annum. The notes are secured by Mr. Daugherty's interest in oil and gas partnerships sponsored by Daugherty Resources' subsidiary, Daugherty Petroleum. Inc. (See footnote 5 of Item 10 above for additional benefits to Mr. Daugherty.)

(2)The indebtedness of Mr. Wallen consists of three promissory notes in the principal amounts of $33,333; $27,000 and $21,600 dated January 4, 2000, January 4, 1999 and January 1, 1998, respectively, each bearing interest at the rate of 6 percent per annum. The note is secured by Mr. Wallen's interest in oil and gas partnerships sponsored by the Company's subsidiary, Daugherty Petroleum, Inc. (See footnote 6 of Item 10 for additional benefits to Mr. Wallen.)

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

                                                                         PART IV

ITEM 13.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      List of Documents Filed with this Report.
         ----------------------------------------


                                                                                                         PAGE
                                                                                                         ----

(1)      Financial statements, Daugherty Resources, Inc. and                                            Cover
subsidiary companies                                                                                     Page
                                                                                                       Table of
                                                                                                       Contents

         Report of Kraft, Berger, Grill, Schwartz, Cohen & March I
LLPIndependent chartered accounts, dated January 28, 2000
         Balance Sheet - December 31, 1999                                                             II-III
         Statement of Deficit for the year ended December 31, 1999                                       IV
         Statement of Loss for the year ended December 31, 1999                                           V
         Statement of Cash Flow for the year ended December 31,                                          VI
1999
         Notes to the Financial Statement                                                                VII-
                                                                                                        XXVIII

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

         10(a)*   Alaska Apollo Resources Inc. 1997 Stock Option Plan, filed as
                  Exhibit 10(a) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1996. (File No. 0- 12185).

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

         11       Statement of Earnings Per Share.

         21       Subsidiaries of Daugherty Resources:

                  -     Daugherty Petroleum, a Kentucky corporation.
                  -     Red River Hardwoods, Inc., a Kentucky corporation. See
                        Item 10(d) above.
                  -     Sentra Corporation

         23(a)*   Consent of Richard M. Russell & Associates, Inc. described in
                  Exhibit 23(a) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1993. (File No. 0- 12185).

         23(b)    Consent of Kraft, Rothman, Berger, Grill, Schwartz & Cohen.

         23(c)*   Consent of Edward O. Strandberg, Jr., P.E. described in
                  Exhibit 23(c) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1993. (File No. 0- 12185).

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

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements within meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, the status of and/or future expectations for our offshore properties, our ability to make and integrate acquisitions and the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

         * a decline in oil and/or gas production or prices, * incorrect estimates of required capital expenditures, * increases in the cost of drilling, completion and gas collection or other costs of production and operations, * an inability to meet growth projections, * government regulations, and * other risk factors discussed or not discussed herein.

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

                                            Daugherty Resources, Inc.

                                            By: /s/ William S. Daugherty
                                                ------------------------
                                             William S. Daugherty
                                             Chairman of the Board

June 1, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Daugherty Resources and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                          DATE
         ---------                    -----                          ----

                                                    Chairman of the Board,                          June 1, 2001
        /s/ William S. Daugherty                    President, Director of
          William S. Daugherty                        Daugherty Resources

                                                     Director of Daugherty                          June 1, 2001
          /s/ James K. Klyman*                             Resources
            James K. Klyman

                                                     Director of Daugherty                          June 1, 2001
       /s/ Charles L. Cotterell*                           Resources
          Charles L. Cotterell

                                                                                                    June 1, 2001
*By /s/ William S. Daugherty
    ------------------------
William S. Daugherty
            Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

                            DAUGHERTY RESOURCES INC.

                                DECEMBER 31, 1999

                                    CONTENTS

                                                                                                        PAGE
AUDITORS' REPORT                                                                                          I


CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                                                  II-III

      Statement of Deficit                                                                               IV

      Statement of Loss                                                                                   V

      Statement of Cash Flows                                                                            VI

      Notes to Financial Statements                                                                VII-XXIX


SUPPLEMENTARY INFORMATION

      Schedule of General and Administrative Costs                                                      XXX

================================================================================
         [KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP Letterhead]
================================================================================

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

             /s/ KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
April 10, 2000

                                                                         PAGE II

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET

                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

                                     ASSETS

                                                                    1999          1998
                                                                -----------   -----------
CURRENT
  Cash                                                          $ 2,250,004   $   528,666
  Accounts receivable                                               217,868       411,496
  Inventories                                                          --         432,468
  Prepaid expense and other asset                                    27,103        51,277
  Loans to related parties                                             --           7,184
                                                                -----------   -----------
                                                                  2,494,975     1,431,091

BONDS AND DEPOSITS                                                   41,000        54,224

MINING PROPERTY AND RELATED EXPENDITURES (Note 4)                 4,450,000    11,232,229

OIL AND GAS PROPERTIES - net (Note 5)                             5,885,825     4,651,103

CAPITAL (Note 6)                                                    110,061     1,807,221

LOANS TO RELATED PARTIES (Note 7)                                   225,963       105,031

INVESTMENT (Note 8)                                                  17,842       127,260

OTHER ASSET                                                         126,107          --

GOODWILL (net of accumulated amortization of $1,118,476; 1998
     - $1,005,693)                                                  671,089     1,079,973
                                                                -----------   -----------


                                                                $14,022,862   $20,488,132
                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

-----------------------------------           ----------------------------------
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

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 12)
  AUTHORIZED
         5,000,000 Preferred shares, non-voting, non-cumulative, convertible
       100,000,000 Common shares

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
                                                     ============    ============    ============




See accompanying notes to financial statements.

                                                                          PAGE V

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                         CONSOLIDATED STATEMENT OF LOSS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999



                                                               1999           1998           1997
                                                           -----------    -----------    -----------

GROSS REVENUE                                              $ 1,416,725    $ 2,363,681    $ 1,515,208
DIRECT EXPENSES                                                779,580      1,658,208      1,176,736
                                                           -----------    -----------    -----------
                                                               637,145        705,473        338,472

GENERAL AND ADMINISTRATIVE COSTS (Page XXX)                  1,747,051      1,639,305      1,780,812
                                                           -----------    -----------    -----------
LOSS BEFORE THE FOLLOWING                                   (1,109,906)      (933,832)    (1,442,340)

  Impairment loss on mining properties (Note 4)             (6,782,229)          --             --
  Non-controlling interest                                        --          (18,246)          --
                                                           -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                             (7,892,135)      (952,078)    (1,442,340)

  Net gain (loss) from discontinued operations (Note 16)       671,215       (616,270)      (266,078)
                                                           -----------    -----------    -----------
NET LOSS FOR THE YEAR                                      $(7,220,920)   $(1,568,348)   $(1,708,418)
                                                           ===========    ===========    ===========



NET LOSS PER SHARE (Note 14)

Continuing operations                                      $     (3.49)   $     (0.47)   $     (0.79)
                                                           ===========    ===========    ===========

For the year                                               $     (3.19)   $     (0.77)   $     (0.93)
                                                           ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                                                                         PAGE VI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                    1999           1998           1997
                                                                -----------    -----------    -----------
OPERATING ACTIVITIES
    Net loss from continuing operations                         $(7,892,135)   $  (952,078)   $(1,442,340)
    Impairment loss on mining properties                          6,782,229           --             --
    Equity from investment                                          108,658           --             --
    Amortization and depletion                                      487,070        441,511        424,337
    (Gain) loss on sale of assets                                   (29,626)         3,034        210,685
    Non-controlling interest                                           --           18,246           --
    (Increase) decrease in prepaid expenses and other asset          15,102        175,005       (175,710)
    (Increase) decrease in accounts receivable                      (78,381)        79,326        207,652
    Decrease in accounts payable                                   (338,938)      (152,708)       (48,634)
    Increase (decrease) in accrued liabilities                     (116,062)       522,500       (232,443)
    Increase (decrease) in customers' drilling deposits           1,613,954       (480,797)     1,403,307
    Prior period adjustment                                            --             --         (178,136)
    Decrease in bonds and deposits                                     --             --            1,919
                                                                -----------    -----------    -----------
Net cash provided (used) by continuing operating activities         551,871       (345,961)       170,637
Net cash provided (used) by discontinued operating activities          --          (81,305)       102,839
                                                                -----------    -----------    -----------
                                                                    551,871       (427,266)       273,476
                                                                -----------    -----------    -----------

FINANCING ACTIVITIES
    Financing costs                                                (137,607)          --             --
    Increase (decrease) in bank loans                             1,204,278        869,507        (12,500)
    Issue of capital stock                                          310,906        255,385        433,966
    Decrease in loan payable                                        (13,473))      (17,705)        (5,348)
    Increase (decrease) of long-term debt                           (59,902)      (330,509)       273,379
    Decrease in notes receivable                                       --             --           11,238
                                                                -----------    -----------    -----------
                                                                  1,304,202        776,678        700,735
                                                                -----------    -----------    -----------

INVESTING ACTIVITIES
    Discontinued operations                                         485,926           --             --
    Proceeds from sale of assets                                     67,430         12,404        593,717
    Purchase of capital assets                                      (26,703)       (87,865)       (55,900)
    (Increase) decrease in loans to related parties                (113,748)       (85,583)        13,880
    Investment                                                     (126,500)       (35,014)       (92,246)
    Additions to oil and gas properties, net                       (380,077)      (702,628)      (626,812)
    Investment in Sentra Corporation                                (41,063)          --             --
                                                                -----------    -----------    -----------
                                                                   (134,735)      (898,686)      (167,361)
                                                                -----------    -----------    -----------

CHANGE IN CASH                                                    1,721,338       (549,274)       806,850

CASH, beginning of year                                             528,666      1,077,940        271,090
                                                                -----------    -----------    -----------

CASH, end of year                                               $ 2,250,004    $   528,666    $ 1,077,940
                                                                ===========    ===========    ===========



SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                                 $   252,331    $   301,163    $   275,241
                                                                ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

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

         (f)      GOODWILL

                  Goodwill is recorded at cost and is being amortized over 10 years on a straight-line basis. The goodwill arose on the acquisition of DPI and Red River Hardwoods Inc. ("RRH"). The goodwill applicable to RRH was written off when RRH was disposed in 1999. The management determines the potential permanent impairment in value of goodwill and its estimated useful life whenever events or changes in circumstances may require. Based upon management's review of the oil and gas property of DPI, it was determined that no impairment in value of goodwill has occurred as at year-end.

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

         (k)      CONCENTRATIONS OF CREDIT RISKS

                  The company grants credit to its customers, primarily located in the northeastern and central United States, during the normal course of business. The company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At times through-out the year, the company may maintain certain bank accounts in excess of FDIC insured limits.

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

2.       ACQUISITIONS (Continued)

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

         ENVIRONMENTAL ENERGY INC. ("EEI")

         During the year, DPI acquired certain oil and gas property from EEI and its affiliated limited partnerships. The oil and gas property acquired included interest in 37 Appalachian Basin oil and gas wells in Kentucky and Tennessee, three gas wells in louisiana and several miles of natural gas pipelines and facilities located in Scott and Morgan Counties, Tennessee. As consideration, the company issued 1,152,363 preferred shares from the treasury with a total value of $650,000. In addition, the company granted 1,536,941 warrants that are exercisable at a range of $1.75 to $4.50 per share, expiring August 20, 2004.

3.       INVENTORIES

                                           1999       1998
                                         --------   --------

Raw materials - green lumber                 --       51,843
              - kiln dried lumber            --       56,391
Supplies                                     --       13,653
Work in process                              --      264,064
Finished goods                               --       46,517
                                         --------   --------

                                         $   --     $432,468
                                         ========   ========

                                                                        PAGE XII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

4.       MINING PROPERTY AND RELATED EXPENDITURES

                                                        1999          1998
                                                 -----------   -----------
Unga Island Alaska mineral properties, at cost   $ 1,010,000   $ 1,010,000
Deferred expenditures                              9,445,168     9,445,168
Building, equipment and machinery                    777,061       777,061
                                                 -----------   -----------
                                                  11,232,229    11,232,229
Impairment loss                                    6,782,229          --
                                                 -----------   -----------

                                                 $ 4,450,000   $11,232,229
                                                 ===========   ===========


         Management determined a review of past calculations was warranted in light of lower gold prices. Additionally, during the past several years, the U.S. Securities and Exchange Commission ("SEC"), along with other regulators and professional gold and silver organizations, developed more stringent guidelines for disclosing reserves to investors. The company retained Steffen Robertson and Kirsten (U.S.) Inc. ("SRK Consulting"), an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices. In addition, the company retained Balfour Holdings, Inc. ("Balfour"), as independent financial advisor, to assist it in determining the value of the property.

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

9.       BANK LOANS

                                                                                1999         1998
                                                                          ----------   ----------
REVOLVING LOAN FACILITY payable interest only at prime plus 1% per annum (9.25%; 1998 - 8.75%), is secured by a first mortgage on producing gas interests and is guaranteed by an unrelated third party
The facility will expire on March 1, 2000 at which time the oil and gas reserves that are used as collateral will be
evaluated                                                                 $  972,165   $  772,177

NOTE PAYABLE bearing interest at 6.62% per annum, maturing January
13, 2000 and is collateralized by a certificate of deposit                   134,830      134,830

NOTE PAYABLE bearing interest at 10.5% per annum, maturing May 18 2000 and is collateralized by 200,000 shares of stock which were
owned by a director of the company                                            42,442         --

NOTE PAYABLE with interest at 7.85% per annum which is payable
semi-annually and matures on March 23, 2000                                    7,000        7,000
                                                                          ----------   ----------
                                                                          $1,156,437   $  914,007
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

         The obligation is stated at its remaining face value of $510,818 and has not been discounted.

                                                                             1999         1998
                                                                          ----------   ----------

NOTE PAYABLE as outlined above                                            $  510,818   $  534,818

10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties. Interest is payable semi-annually on February 1 and
August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 1999 (closing date)
requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares. After the put date, the company may redeem the note in
whole or part at 100% of principal amount plus accrued interest              850,000         --

AMERICAN ENVIRONMENTAL RESOURCES INC., unsecured and non-interest
bearomg advance for a future project                                         150,000      100,000

INTEREST BEARING NOTE, secured by certain gas producing properties,
payable monthly at $3,500                                                    129,324         --
                                                                          ----------   ----------

                           Carried forward..........                      $1,640,142   $  634,818
                                                                          ----------   ----------

                                                                        PAGE XVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

10.      LONG-TERM DEBT (Continued)

                                                                           1999         1998
                                                                        ----------   ----------
                           Brought forward.........                      1,640,142      634,818

LOAN PAYABLE TO SUMMIT FUNDING, INC., collateralized by
production, bearing interest at 9.25% per annum, payable in
monthly instalments of $5,252, maturing March 25, 2001                      96,194      142,320

UNSECURED LOAN PAYABLE TO RIDGECREST ENTERPRISES, INC
bearing interest at 6.27% per annum, payable in monthly
instalments of $1,771, maturing August 9, 2000                              79,688       79,688

LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from 8.45%
to 11% per annum, payable in total monthly instalments of $3,257 with maturities from September 1, 2000 to June 17, 2003, collateralized by
receivables and various vehicles                                            59,282      105,593

UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
per annum                                                                     --        450,000

LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
interest only                                                               64,779       64,779

VARIOUS OBLIGATIONS of the former 80% owned subsidiary disposed
in 1999                                                                       --      2,426,815
                                                                        ----------   ----------
                                                                         1,940,085    3,904,013
  Less:  Current portion                                                   277,449    1,167,962
                                                                        ----------   ----------

                                                                        $1,662,636   $2,736,051
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

                                                                      PAGE XVIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

12.      CAPITAL STOCK (Continued)

         (a)      PREFERRED SHARES ISSUED

                  During the year, the company issued 1,152,363 preferred shares from the treasury with a total recorded value of $650,000 as consideration for the oil and gas property acquired by DPI from Environmental Energy Inc. and its affiliated limited partnerships. The oil and gas property acquired included interest in 37 Appalachian Basin oil and gas wells in Kentucky and Tennessee, three gas wells in Louisiana and several miles of natural gas pipelines and facilities located in Scott and Morgan Counties, Tennessee. In addition, the company granted 1,536,941 warrants that are exercisable at a range of $1.75 to $4.50 per share expiring August 20, 2004.

         (b)      COMMON SHARES ISSUED

                                                                   SHARES       AMOUNT
                                                                 ----------   ----------
                                                                      #            $

Balance, December 31, 1997                                        1,964,351   20,954,436

Issued to employees as incentive bonuses                             65,500       65,500
Issued for settlement of debt                                       153,932      189,885
                                                                 ----------   ----------
Balance, December 31, 1998                                        2,183,783   21,209,821

Issued to employees as incentive bonus                               83,000       83,000
Issued for exercise of stock option                                  50,000       19,000
Issued for settlement of debt                                        45,446       82,407
Issued for acquisition of oil and gas properties                    131,051      290,815
                                                                 ----------   ----------

Balance, December 31, 1999                                        2,493,280   21,685,043
                                                                 ==========   ==========

         (c)      SHARES TO BE ISSUED

Subscribed and paid for in cash                                     101,200      126,500
Shares to be issued in connection with the sale of Red River
Hardwoods Inc. (Note 16)                                             70,929      135,000
Shares to be issued in connection with the purchase of Ken-tex
oil and gas property                                                 60,468      134,185
                                                                 ----------   ----------
                                                                    232,597      395,685
                                                                 ==========   ==========

                                                                        PAGE XIX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

12.      CAPITAL STOCK (Continued)

         (d)      STOCK OPTIONS

                  Stock options and warrants have been granted and approved by the shareholders to purchase common shares of the company as noted below.

         A.       OPTIONS

                                                             ISSUED         EXERCISABLE          PRICE           EXPIRY
                                                            ---------       -----------       ----------        --------
                                                                                                   $

                  Balance, December 31, 1997                1,168,000           754,111        1.55-9.50            (i)
                                                                             ==========
                  1998 - expired                              (66,000)
                                                            ---------

                  Balance, December 31, 1998                1,102,000           819,222
                                                                             ==========

                  1999 - granted for acquisition of
                           oil and gas properties           1,120,000                               1.00           (ii)
                       - granted for professional
                           services rendered                  135,000                                .38
                       - expired                              (50,000)
                                                            ---------
                  Balance, December 31, 1999                2,307,000         2,120,333        1.00-5.00
                                                            =========        ==========        =========


                  (i) 400,000 of these options were granted to Environmental Energy, Inc., exercisable immediately at $5.00 per share and will expire in November 2002. Another 400,000 options were granted to the president of the company, exercisable over a period of six years commencing in March 1997 at $1.55 per share and will expire in March 2002.

                  (ii) In 1999, 71,111 options previously issued to the president of the company became exercisable at a price of $1.55 per share and will expire in March 2002. 1,120,000 options were granted to Environmental Energy, Inc., exercisable immediately at $1.00 per share and will expire in August 2004.

                                                                         PAGE XX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

12.      CAPITAL STOCK (Continued)

         B.       WARRANTS

                                                                              ISSUED             PRICE           EXPIRY
                                                                              ------             -----           ------
                                                                                                   $

                  Balance, December 31, 1997                                    629,293      0.625-2.500             (i)
                  1998 - expired                                                 (5,333)           2.500
                                                                              ---------
                  Balance, December 31, 1998                                    623,960
                  1999 - granted                                              1,536,782        1.75-4.50            (ii)
                                                                              ---------
                  Balance, December 31, 1999                                  2,160,742
                                                                              ---------

                  (i) 100,000 of these warrants will expire on October 30, 2000; 29,293 on June 28, 2001 and 500,000 on March 6,
                           2002.

                  (ii)     These warrants expire on August 20, 2004.

13.      INCOME TAXES

         Income tax expense for the year ended December 31, 1999, consist of the following components.

Current                                                  $      --
Deferred                                                        --
                                                         -----------
Total income tax expense                                 $      --
                                                         ===========


FUTURE INCOME TAX ASSETS

Net operating loss carry-forward                           3,274,531
Investment tax credits                                         3,473
                                                         -----------
                                                           3,278,004
  Less:  Valuation allowance                               2,387,884
                                                         -----------
                                                         $   890,120
                                                         ===========

FUTURE INCOME TAX LIABILITIES                            $  (890,120)
                                                         ===========


NET DEFERRED TAX ASSETS                                  $      --
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
                                                                               ===========

                                                                       PAGE XXII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

16.      DISCONTINUED OPERATIONS (Continued)




                                                SIX MONTH       YEAR          YEAR
                                              PERIOD ENDED      ENDED         ENDED
                                                JUNE 30      DECEMBER 31   DECEMBER 31
                                                  1999          1998          1997
                                               ----------    ----------    ----------

Sales                                          $1,691,340    $3,580,240    $3,330,949
Cost of sales                                   1,683,277     3,543,132     2,980,059
                                               ----------    ----------    ----------
Gross profit                                        8,063        37,108       350,890
Selling, general and administrative expenses      246,967       653,378       616,968
                                               ----------    ----------    ----------

Net loss of discontinued operations            $ (238,904)   $ (616,270)   $ (266,078)
                                               ==========    ==========    ==========



         OTHER INFORMATION

                                                             DECEMBER 31   DECEMBER 31
                                                                 1998          1997
                                                             ----------    ----------

Current assets                                               $  746,460    $1,027,497
Property, plant and equipment                                 1,684,816     1,822,092
Other non-current assets                                        140,484       105,470
                                                             ----------    ----------
                                                              2,571,760     2,955,059
                                                             ----------    ----------

Current liabilities                                           1,569,839       915,162
Long-term liabilities                                         1,536,443     2,006,125
                                                             ----------    ----------
                                                              3,106,282     2,921,287
                                                             ----------    ----------

Net assets of discontinued operations                        $ (534,522)   $   33,772
                                                             ==========    ==========



17.      STATEMENTS OF CASH FLOWS

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

19.      SEGMENTED INFORMATION

                                      MINING
                                    EXPLORATION      OIL AND
                                        AND            GAS           WOOD                          1999          1998
                                    DEVELOPMENT    DEVELOPMENT     PRODUCTS      CORPORATE         TOTAL         TOTAL
                                    -----------    -----------    -----------    -----------    -----------    -----------
                                         $              $              $              $              $              $
DECEMBER 31, 1999
Revenue (net)                              --          637,145           --             --          637,145        705,473
                                    -----------    -----------    -----------    -----------    -----------    -----------
General corporate expenses                 --             --             --        1,020,795      1,020,795      1,087,387
Interest on long-term debt                 --          103,902           --          146,784        250,686        138,530
Amortization - equipment                   --           29,530           --            9,517         39,047         40,534
             - goodwill                    --          178,956           --             --          178,956        210,467
Depletion, impairment                 6,782,229        257,567           --             --        7,039,796        180,633
                                    -----------    -----------    -----------    -----------    -----------    -----------
                                      6,782,229        569,955           --        1,177,096      8,529,280      1,657,551
Discontinued segment                       --             --          671,215           --          671,215        616,270
                                    -----------    -----------    -----------    -----------    -----------    -----------
                                     (6,782,229)      (569,955)       671,215     (1,177,096)    (7,858,065)    (2,273,821)
                                    -----------    -----------    -----------    -----------    -----------    -----------


Income (loss) before income taxes    (6,782,229)        67,190        671,215     (1,177,096)    (7,220,920)    (1,568,348)
                                    ===========    ===========    ===========    ===========    ===========    ===========


Identifiable assets                   4,450,000      5,885,825           --        3,687,037     14,022,862     20,488,132
                                    ===========    ===========    ===========    ===========    ===========    ===========
Capital expenditures                       --          380,077           --           26,703        406,780        790,492
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

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

20. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES

         (a)      FAS 121

                  The 1997 fiscal year is the initial year of application of FAS 121 (accounting for the impairment of long-lived assets and for long-lived assets to be disposed". If FAS 121 had been applied as at December 31, 1997 and 1996, there would have been no material effect on the company's financial position or results of operations.

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

                  No compensation expense has been charged to the consolidated statement of loss for the years ended December 31, 1999, 1998 and 1997. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the company's net income (loss) and income (loss) per share would have been reported as the pro-forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                                        PAGE XXV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                               DECEMBER 31, 1999

20. RECONCILIATION OF DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND IN THE UNITED STATES (Continued)

         (b) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123 (Continued)

                                               1999                              1998                              1997
                                   AS REPORTED       PRO-FORMA       AS REPORTED       PRO-FORMA       AS REPORTED       PRO-FORMA
                                   -----------       ---------       -----------       ---------       -----------       ---------
                                         $                $                $                $                $               $
Net income (loss)
  - U.S. GAAP                      (7,220,920)      (7,446,070)      (1,568,348)      (1,590,539)      (1,708,418)      (1,797,064)
Net earnings (loss) per share
  Continuing operations                 (3.49)           (3.59)           (0.47)           (0.48)           (0.79)           (0.84)
  For the year                          (3.19)           (3.29)           (0.77)            0.78)           (0.93)           (0.98)
Weighted average fair value
  of options granted during
  this period                            0.00              .23             0.00             0.17             0.00            0.024


         (c)      RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

                  In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for serivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, SFAS 137 was issued to defer the effective date of SFAS 133 beginning after June 15, 2000, SFAS 137 is effective for the company's 2001 fiscal year.

21.      PRIOR PERIOD ADJUSTMENT

         Recognition of income before substantial completion of contracts, as well as the non-accrual of finder's fees related to the sale of a subsidiary, resulting in the understatement of the reported net loss in DPI's previously issued 1996 financial statements. These were corrected in 1997.

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

                                                                       PAGE XXVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 1999

23.      SUPPLEMENTAL OIL AND GAS INFORMATION

         RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                   1999       1998       1997
                                                 --------   --------   --------

Revenues                                         $376,343   $312,769   $304,775
Production costs                                   30,604     21,455     17,604
Exploration expenses                                 --        2,938       --
Depreciation, depletion and amortization          257,567    190,510    173,077
                                                 --------   --------   --------

Results to operations for producing activities   $ 88,172   $ 97,866   $114,094
                                                 ========   ========   ========



         CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCTION ACTIVITIES

         The components of capitalized costs related to the company's oil and gas producing activities are as follows.

                                                          1999         1998         1997
                                                       ----------   ----------   ----------
Proved properties                                      $6,237,025   $4,990,465   $4,196,085
Pipelines, equipment and other interests                  535,698      289,968      213,837
                                                       ----------   ----------   ----------
                                                        6,772,723    5,280,433    4,409,922
Accumulated depreciation, depletion and amortization      886,898      629,330      438,821
                                                       ----------   ----------   ----------
                                                        5,885,825    4,651,103    3,971,101
                                                       ==========   ==========   ==========



         COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

         The costs incurred by the company in its oil and gas activities during fiscal years 1999, 1998 and 1997 are as follows.

                                 1999         1998         1997
                              ----------   ----------   ----------
Property acquisition costs:
  Unproved properties         $     --     $     --     $     --
  Proved properties            1,246,560      794,380      525,854
  Exploration costs                 --           --           --
  Developments costs             245,730       76,131      101,022

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

                                                            GAS            OIL
                                                        -----------    -----------
                                                           (mef)          (bbls)

Balance at December 31, 1996                             14,509,433        285,252

  Current additions                                       5,045,929           --
  Transfers/sales of reserves in place                   (2,282,357)          --
  Revision to previous estimates                         (7,819,278)      (205,627)
  Production                                                (74,140)       (10,881)
                                                        -----------    -----------

Balance at December 31, 1997                              9,379,587         68,744

  Current additions                                       3,855,113           --
  Transfers/sales of reserves in place                   (1,761,741)          --
  Revision to previous estimates                           (394,094)        24,480
  Production                                               (119,875)        (7,186)
                                                        -----------    -----------

Balance at December 31, 1998 Carried forward.........    10,958,990         86,038
                                                        -----------    -----------

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
                                                            ========    ========    ========

                                                                        PAGE XXX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

            CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE COSTS
                                  (U.S. FUNDS)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999



                                                    1999           1998           1997
                                                -----------    -----------    -----------

Salaries                                        $   257,974    $   298,154    $   203,348
Interest on long-term debt                          250,686        138,530        118,379
Office and general                                  140,856        115,167         90,766
Amortization - goodwill                             178,956        210,467        210,467
             - capital assets                        39,047         40,534         40,793
             - oil and gas equipment                   --            9,877         26,865
Financing costs                                      11,500           --             --
Depletion - oil and gas properties                  257,567        180,633        146,212
Bad debts                                            25,742        171,146           --
Consulting and management fees                      137,825        130,710        272,069
Legal fees                                          137,965        111,375        138,903
Audit and accounting                                 65,300         82,989         75,920
Advertising and promotion                            84,711         51,357         58,659
Shareholders' information                            66,478         58,363         68,314
Rent                                                 56,920         51,644         30,697
Property and payroll taxes                           22,477         16,926         19,436
Insurance                                            36,993         30,649         37,028
Repairs and maintenance                               7,627          7,086          6,177
Trust and stock exchange company fees                 8,290          4,740          2,867
                                                -----------    -----------    -----------
                                                  1,786,914      1,710,347      1,546,900
                                                -----------    -----------    -----------

  Less: Interest and other income                    48,670         29,653         11,669
        Miscellaneous                               (38,433)        41,389        (34,896)
        Gain (loss) on sale of capital assets        29,626           --         (210,685)
                                                -----------    -----------    -----------
                                                     39,863         71,042       (233,912)
                                                -----------    -----------    -----------

                                                $ 1,747,051    $ 1,639,305    $ 1,780,812
                                                ===========    ===========    ===========