Form 10QSB
period 2001-06-30
DAUGHERTY RESOURCES INC
filed 2001-08-14
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                   FORM 10-QSB


                 QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 2001, WAS 3,672,542.

         Transitional Small Business Disclosure Format (check one):
Yes     No  X .
    ---    ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages I through XV of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

         The following is a discussion of Daugherty Resources' financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of Daugherty Resources described in
Item 1 of this report. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of Daugherty Resources to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of Daugherty Resources will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 8).

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

LIQUIDITY

         For the six months ending June 30, 2001, Daugherty Resources drilled eleven (11) natural gas wells ( 2.75 net wells), all of which were capable of producing natural gas, and completed seven (7) natural gas wells. By comparison, for the same period of 2000, Daugherty Resources drilled seventeen (17) natural gas wells ( 4.30 net wells). Drilling operations for the first six months of 2001 were primarily related to 2000 year-end private placement drilling programs on Daugherty Resources' farmout acreage acquired from Equitable Resources Energy Corporation.

         Daugherty Resources funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships and the sale of stock. Operational cash flow is generated by sales of natural gas and oil from interests Daugherty Resources owns in wells, well operations of partnership wells, and well drilling and completions for partnerships sponsored by Daugherty Petroleum, and gas distributed by Sentra Corporation, a wholly owned subsidiary of Daugherty Petroleum.

         On July 19, 2001, Daugherty Petroleum executed a new credit facility with KeyBank National Association that provides line of credit up to $10,000,000 with immediate access to $2,250,000 and increases based upon periodic reviews of the financial position of Daugherty Petroleum. The facility is for a term of 36 months with interest at

KeyBank's Base Lending Rate plus 1.25%. The Base Lending Rate is defined as that interest rate established from time to time as the KeyBank's Base Lending Rate, whether or not such rate is publicly announced. The credit facility is secured by a first mortgage on the oil and gas properties owned by Daugherty Petroleum and a guarantee executed by Daugherty Resources. This line of credit allowed Daugherty Resources in the third quarter of 2001 to payoff its short-term loan to Compass Bank, and will provide capital for drilling new wells, extending its gas gathering system, and constructing additional distribution lines for Sentra.

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

         Daugherty Petroleum sponsored two private placement drilling programs, which closed in December 2000 with $2,000,000 in subscriptions for partnership units. These programs allowed Daugherty Petroleum to drill 9 natural gas wells for the partnerships during the first quarter of 2001. Daugherty Petroleum participated for a 25% interest in the programs. In addition, Daugherty Petroleum participated in a two well joint venture that was drilled in the first quarter of 2001, in which it also retained 25% working interest. On May 1, 2001, Daugherty Petroleum began two new private placement drilling programs, which will permit it to drill up to 25 new natural gas wells. As of June 30, 2001, Daugherty Petroleum had not commenced drilling operations for the 2001 programs; however, as of August 10, 2001, it had drilled four wells (1 net well), all of which were capable of producing natural gas.

         Daugherty Resources has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of Daugherty Resources' revenues has been from its activities as "turnkey driller" and operator of drilling programs and joint ventures in the Appalachian Basin sponsored by Daugherty Petroleum.

         Daugherty Resources plans to drill 25 additional wells (6.25 to 8.25 net wells) during the last two quarters of 2001 and retain interests ranging from 25% to 33% of each well it drills. This estimate is based upon the successful closing of the two pending private placement drilling programs covering the drilling and completion of an additional 21 wells, and the successful conclusion of negotiations with potential joint venture partners for four wells to be drilled during 2001.

         Working capital as of June 30, 2001, was a negative $3,263,635 compared to December 31, 2000, when working capital was negative $3,546,773.

         Currents assets as of June 30, 2001 were $619,238 compared to $813,004 as of December 31, 2000. During the six-month period ending June 30, 2001, as compared to December 31, 2000, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $179,217 from $426,660 to $247,443; accounts receivable balances decreased $45,158 from $350,704 to $305,546. Other current assets such as prepaids, inventory, and notes receivable increased $30,609 from $35,640 to $66,249. Overall, current assets decreased by $193,766 to $619,238.

         Current liabilities as of June 30, 2001 were $3,882,873 compared to $4,359,677 as of December 31, 2000. During the six-month period ending June 30, 2001, as to compared December 2000, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt increased $40,297 from $1,286,934 to $1,327,231, customer drilling deposits decreased $695,917 from $1,431,902 to $735,985, accounts payable and accrued liabilities increased $178,816 from $1,597,096 to $1,775,912. Daugherty Resources is required to categorize $1,106,372 of debt as short-term loans despite the fact that historically these obligations have been renewed annually.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, results of operations or liquidity in future periods due to the following:

         - The natural gas prices contained in the contracts negotiated by Daugherty Petroleum in the last quarter of 2000 that runs throughout substantially all of 2001 will result in significantly higher future revenues from the sale of natural gas. Additionally, the higher natural gas prices are expected to result in increased interest in drilling partnerships, which directly result in an increase in revenue from drilling activities.

         - The addition of reserves through future drilling and acquisitions is expected to enhance the ability of Daugherty Resources to secure long-term financing, and increased lines of credit.

         The new $10,000,000 credit facility executed with KeyBank National Association on July 19, 2001, will convert Daugherty Resources' short-term debt to long-term debt and increase its line of credit, which is expected to reduce the working capital deficit, insure financial liquidity, and enhance the balance sheet.

         Daugherty Resources believes its cash flow resulting in operating revenues will contribute significantly to its short term financial commitments and operating costs, and has continued to refine its long term strategy in 2001 to meet the financial obligations of Daugherty Resources. This strategy includes:

         - INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Higher oil and gas prices combined with increased public awareness of the projected shortages in domestic supplies have sparked an increased interest in partnership drilling. On May 1, 2001, Daugherty Resources began two private placement drilling programs, which will permit the drilling and completion of 25 additional wells in 2001 if the maximum capital is raised. As of August 10, 2001, four wells have been drilled in these programs and a total of $860,000 has been raised.

         - ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review existing oil and gas properties for acquisition in its areas of interest. In addition to reviewing new properties, Daugherty Resources intends to conclude the Ken-Tex acquisition in 2001.

         - GOLD AND SILVER PROPERTIES. It is the objective of Daugherty Resources to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties.

         The production, revenue, profitability and future rate of growth of Daugherty Resources are substantially dependent upon the prevailing prices of, and demand for natural gas and oil. The ability of Daugherty Resources to maintain or increase its borrowing capacity and to acquire additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in supply of and demand for gas, market uncertainty and a variety of other factors that are beyond the control of Daugherty Resources.

         Daugherty Resources believes there are several factors that will increase revenues in the year 2001. Daugherty Resources will receive additional revenues from the oil and gas well properties it acquired and drilled during 2000 and the first and second quarters of 2001. The natural gas price contained in Daugherty Petroleum's gas sales contracts negotiated late in the fourth quarter of 2000 will result in higher revenue through November of 2001. The expansion of its natural gas gathering system completed in 2000 and the additional expansion planned in 2001 should increase Daugherty Petroleum's ability to transport natural gas.


RESULTS OF OPERATIONS

         For the three-month period ending June 30, 2001, Daugherty Resources' gross revenue decreased $379,975 to $577,687 from $957,660 for the same period in 2000. For the six-month period ending June 30, 2001, Daugherty Resources' gross revenues decreased $82,091 to $3,855,164 from $3,937,255 for the same period in 2000. Daugherty Resources experienced net income (loss) from continuous operations of $(801,279) and $184,637 for the three and six-month period ending June 30, 2001 compared to net income (loss) of $(191,951) and $528,491 for the same periods in 2000.

         Daugherty Resources' gross revenues for the period ending June 30, 2001 were derived from drilling contract revenues of $2,877,246 (74.6%) natural gas and oil operations and production revenues of $906,130 (23.5%), and natural gas distribution of $71,788 (1.9%).

         The decrease in gross revenues of $379,975 for the 3 months ending June 30, 2001, was primarily attributable to a decrease in drilling contract revenues of $714,688 and an increase in oil and gas production revenues of $314,550. Revenues from oil and gas production activities increased by $580,981 to $906,130 for the six-month period ending June 30, 2001 from $325,149 for the same period in 2000. The increase in revenues from oil and gas production activities was primarily attributable to increased oil and gas production and higher oil and gas prices.

         During the three-month period ended June 30, 2001, total direct expenses decreased by $138,343 to $514,187 compared to $652,530 for the same period in 2000. The decrease in direct costs that includes drilling and related costs for natural gas wells is attributable to the fact that in the first and second quarters of 2001 Daugherty Petroleum drilled 11 and 0 wells, respectively, compared to 14 and 3 during in the same periods of 2000.

         Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had sales for the three and six months ended June 30, 2001 of $28,872 and $71,788 compared with sales of $8,707 and $36,309 for the three and six months ended June 30, 2000. As of June 30, 2001, Sentra has 134 customers, 41 of which are commercial and agri-business accounts. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment the economy in Sentra's service areas.

         On March 8, 2001, Sentra entered into a six-month agreement with Clay Gas Utility District of Celina, Tennessee to manage its business, which currently consists of 143 customers, including 30 industrial, commercial and agri-business connections. Sentra also reads Clay Gas' meters, issue its bills and collects its receivables. On June 5, 2001, this contract was extended through July 31, 2002.

         On February 1, 2001, Daugherty Petroleum entered into agreements with Sentra and Clay Gas Utility District to supply natural gas to the two companies natural gas utilities operations through July 31, 2001. On June 5, 2001, these agreements were extended through July 31, 2002. Daugherty purchases the natural gas it sells to the utilities from a gas marketing company that delivers the gas to the utilities' sales meter on the Texas Eastern Transmission line in Monroe County, Kentucky.



                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.
Item 2.  Changes In Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the annual meeting of Daugherty Resources held on June 25, 2001, the following matters were submitted to a vote by the security holder of Daugherty Resources and were approved:

         a. The number of the directors to serve for the coming year were fixed at three.
         b. William S. Daugherty, Charles L. Cotterell and James K. Klyman were elected as Directors.
         c. The appointment of Kraft, Berger, Grill, Schwartz, Cohen & March as auditor for Daugherty Resources was ratified.

         d. The 2001 Stock Option Plan of Daugherty Resources for the issuance of up to 3,000,000 shares of underlying common stock was approved by a majority of the shareholders.
         e. The execution of a firm underwriting agreement with Keane Seurities, Inc. for the offering of up to 5,000,000 shares of Common Stock (initially consisting of 1,000,000 units each consisting of three shares of Common Stock, one Redeemable Class A Warrant and one Redeemable Class B Warrant) was approved by the majority of the shareholders.

ITEM 5. OTHER INFORMATION.

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------

                                                                                                                 PAGE
                                                                                                                 ----
         (1)      Financial Statements, Daugherty Resources, Inc. and subsidiary companies
                  Cover Page
                  Table of Contents
                  Condensed  Consolidated  Balance  Sheet - June  30,  2001...................................   I-II
                  Condensed Consolidated Statement of Operations and Deficit - June 30, 2001..................   III
                  Condensed Consolidated Statement of Cash Flows - June 30, 2001..............................   IV
                  Notes to Condensed Consolidated Financial Statements........................................   V-XIV

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

Dated:  August 14, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                    DATE
      ---------                            -----                    ----


/S/ William S. Daugherty    Chairman of the Board, President,  August 14, 2001
------------------------      Director of the Registrant
William S. Daugherty

/S/ James K. Klyman *         Director of the Registrant       August 14, 2001
---------------------
James K. Klyman

/S/ Charles L. Cotterell*     Director of the Registrant       August 14, 2001
-------------------------
Charles L. Cotterell





*By  /S/ William S. Daugherty
     ------------------------
     William S. Daugherty
     Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001

                            DAUGHERTY RESOURCES INC.



                                  JUNE 30, 2001



                                    CONTENTS


                                                                  PAGE




CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                 I-II

      Statement of Operations and Deficit                           III

      Statement of Cash Flows                                       IV

      Notes to Financial Statements                                 V-XIV

                                                                          PAGE I

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001

                        ASSETS

                                                                  JUNE 30         DECEMBER 31
                                                                   2001               2000
                                                               -----------        -----------
                                                               (Unaudited)
CURRENT
    Cash and cash equivalents                                  $   247,443        $   426,660
    Accounts receivable                                            305,546            350,704
    Prepaid expense and other asset                                   --                4,407
    Loans to related parties (Note 4)                               66,249             31,233
                                                               -----------        -----------
                                                                   619,238            813,004

BONDS AND DEPOSITS                                                  41,000             41,000

MINING PROPERTY AND RELATED EXPENDITURES                         4,450,000          4,450,000

OIL AND GAS PROPERTIES (Note 2)                                  9,090,273          9,086,131

CAPITAL (Note 3)                                                   337,246            279,984

LOANS TO RELATED PARTIES (Note 4)                                  570,958            356,813

DEFERRED FINANCING COSTS                                            84,826             98,586

GOODWILL, net of accumulated amortization of $1,386,910
  (2000 - $1,297,432)                                              402,655            492,133
                                                               -----------        -----------








                                                               $15,596,196        $15,617,651
                                                               ===========        ===========

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:


    /s/ William S. Daugherty                       /s/ Charles L. Cotterell
--------------------------------              ----------------------------------
             Director                                     Director

                                                                         PAGE II

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                  JUNE 30, 2001

                                                          LIABILITIES
                                                                                      JUNE 30            DECEMBER 31
                                                                                        2001                 2000
                                                                                    ------------         ------------
                                                                                    (Unaudited)
CURRENT
  Bank loans (Note 5)                                                               $  1,127,522         $  1,131,798
  Accounts payable                                                                       752,893              661,748
  Accrued liabilities                                                                  1,023,019              918,813
  Income taxes payable                                                                      --                 16,535
  Customers' drilling deposits                                                           735,985            1,431,902
  Long-term debt (Note 6)                                                                199,709              155,136
  Loan payable (Note 7)                                                                   43,745               43,745
                                                                                    ------------         ------------
                                                                                       3,882,873            4,359,677

LONG-TERM DEBT (Note 6)                                                                1,728,303            1,759,022
                                                                                    ------------         ------------
                                                                                       5,611,176            6,118,699
                                                                                    ------------         ------------
                                                     SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
  AUTHORIZED
         5,000,000 Preferred shares, non-voting, non-cumulative, convertible
       100,000,000 Common shares

  ISSUED
         1,073,740 Preferred shares (2000 - 1,100,672)                                   605,762              620,844
         3,672,542 Common shares (2000 - 3,442,852)                                   23,430,504           23,113,991
  Capital stock to be issued                                                           1,441,387            1,441,387
                                                                                    ------------         ------------
                                                                                      25,477,653           25,176,222

DEFICIT                                                                              (15,492,633)         (15,677,270)
                                                                                    ------------         ------------
                                                                                       9,985,020            9,498,952
                                                                                    ------------         ------------

                                                                                    $ 15,596,196         $ 15,617,651
                                                                                    ============         ============


See accompanying notes to financial statements.

                                                                        PAGE III

                            DAUGHERTY RESOURCES INC.

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                              FOR THE THREE MONTH                          FOR THE SIX MONTH
                                              PERIOD ENDED JUNE 30                       PERIOD ENDED JUNE 30
                                            2001                  2000                 2001                 2000
                                        ------------         ------------         ------------         ------------

GROSS REVENUE                           $    577,687         $    957,660         $  3,855,164         $  3,937,255

DIRECT EXPENSES                              514,187              652,530            2,028,357            2,459,834
                                        ------------         ------------         ------------         ------------

GROSS PROFIT                                  63,500              305,130            1,826,807            1,477,421

GENERAL AND ADMINISTRATIVE COSTS             604,242              304,697            1,110,573              541,573
                                        ------------         ------------         ------------         ------------

INCOME (LOSS) BEFORE THE
  UNDERNOTED                                (540,742)                 433              716,234              935,848

  Amortization                                51,619               44,739              103,238              116,999
  Depletion                                  153,999               80,000              300,000              160,000
  Depreciation                                13,000               16,772               33,998               29,544
  Interest expenses - net                     41,919               50,873               94,361              100,814
                                        ------------         ------------         ------------         ------------
                                             260,537              192,384              531,597              407,357
                                        ------------         ------------         ------------         ------------

NET INCOME (LOSS) FOR THE PERIOD            (801,279)            (191,951)             184,637              528,491

DEFICIT, beginning of period             (14,691,354)         (15,005,467)         (15,677,270)         (15,725,909)
                                        ------------         ------------         ------------         ------------
DEFICIT, end of period                  $(15,492,633)        $(15,197,418)        $(15,492,633)        $(15,197,418)
                                        ============         ============         ============         ============




AVERAGE SHARES OUTSTANDING                 3,554,581            2,580,671            3,500,835            2,545,540
                                        ============         ============         ============         ============



EARNINGS PER SHARE
  Basic                                 $      (0.23)        $      (0.07)        $       0.05         $       0.21
                                        ============         ============         ============         ============

  Fully diluted                         $      (0.23)        $      (0.07)        $       0.02         $       0.07
                                        ============         ============         ============         ============


See accompanying notes to financial statements.

                                                                         PAGE IV

                            DAUGHERTY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTH                      FOR THE SIX MONTH
                                                       PERIOD ENDED JUNE 30                     PERIOD ENDED JUNE 30
                                                      2001               2000                 2001                2000
                                                  -----------         -----------         -----------         -----------
OPERATING ACTIVITIES
  Net income (loss) for the period                $  (801,279)        $  (191,951)        $   184,637         $   528,491
  Amortization, depletion and depreciation            218,618             141,511             437,236             306,543
  (Increase) decrease in:
    Accounts receivable                                 4,270              88,373              45,159              28,100
    Other current assets                              (32,080)            (28,391)            (30,609)             (4,439)
  Increase (decrease) in:
    Bank loans                                           --               (12,000)             (4,276)            (15,849)
    Accounts payable                                 (102,375)            (82,064)             91,144            (340,905)
    Accrued liabilities                               (10,598)             (6,457)             87,671             498,395
    Drilling prepayments                              489,248             (16,444)           (695,917)         (1,921,373)
                                                  -----------         -----------         -----------         -----------
                                                     (234,196)           (107,423)            115,045            (921,037)
                                                  -----------         -----------         -----------         -----------

INVESTING ACTIVITIES
  Change in oil and gas properties                   (171,681)           (299,495)           (312,141)         (1,152,109)
  Change in property and equipment                    (86,216)           (162,157)            (83,262)           (178,146)
  Change in other assets                                 --               (12,000)               --                 5,842
                                                  -----------         -----------         -----------         -----------
                                                     (257,897)           (473,652)           (395,403)         (1,324,413)
                                                  -----------         -----------         -----------         -----------

FINANCING ACTIVITIES
  Issuance of common stock                            299,738              99,883             301,432             311,387
  Change in long-term liabilities                      75,634              27,741              13,854              82,121
  Change in payable to related party                    8,390              72,262            (214,145)            (91,698)
                                                  -----------         -----------         -----------         -----------
                                                      383,762             199,886             101,141             301,810
                                                  -----------         -----------         -----------         -----------

CHANGE IN CASH AND CASH
  EQUIVALENTS                                        (108,331)           (381,189)           (179,217)         (1,943,640)

CASH AND CASH EQUIVALENTS,
  beginning of period                                 355,774             714,656             426,660           2,277,107
                                                  -----------         -----------         -----------         -----------

CASH AND CASH EQUIVALENTS,
  end of period                                   $   247,443         $   333,467         $   247,443         $   333,467
                                                  ===========         ===========         ===========         ===========


SUPPLEMENTAL DISCLOSURE
    Interest paid                                 $    41,919         $    50,873         $    94,361         $   100,814
                                                  ===========         ===========         ===========         ===========


    Income taxes paid                             $      --           $      --           $      --           $      --
                                                  ===========         ===========         ===========         ===========



See accompanying notes to financial statements.

                                                                          PAGE V

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These condensed consolidated financial statements have been prepared in accordance with generally accepted in Canada, which except as described in Note 11, conform, in all material respects, with the accounting principles generally accepted in the United States.

         (a)      GENERAL

                  In the opinion of the company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position as at June 30, 2001 and consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000 and consolidated statements of cash flows for the three and six months ended June 30, 2001 and 2000.

                  While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the company's latest annual report on Form 20-F.

         (b)      BASIS OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Daugherty Petroleum Inc. ("DPI") and its 100% owned subsidiary. All material inter-company accounts and transactions have been eliminated on consolidation.


2.       OIL AND GAS PROPERTIES

                                                               2001                                2000
                                         -----------------------------------------------        -----------
                                                           ACCUMULATED
                                            COST           AMORTIZATION           NET               NET
                                         -----------       ------------       ----------        ----------

Proved properties                        $ 7,569,806        $1,435,227        $6,134,579        $6,034,898
Equity in oil and gas partnership          2,365,941              --           2,365,941         2,361,532
Wells and related equipment                  726,631           136,878           589,753           689,701
                                         -----------        ----------        ----------        ----------

                                         $10,662,378        $1,572,105        $9,090,273        $9,086,131
                                         ===========        ==========        ==========        ==========

                                                                         PAGE VI

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001



3.       CAPITAL ASSETS

                                                                2001                              2000
                                                ----------------------------------------        --------
                                                              ACCUMULATED
                                                  COST        AMORTIZATION         NET            NET
                                                --------      ------------      --------        --------

Land                                            $ 12,908        $   --          $ 12,908        $ 12,908
Buildings                                          6,239             936           5,303           5,303
Machinery and equipment                          213,787          42,828         170,959         111,013
Office furniture, fixtures and equipment         101,354          71,854          29,500          18,184
Vehicles                                         242,963         124,387         118,576         132,576
                                                --------        --------        --------        --------
                                                $577,251        $240,005        $337,246        $279,984
                                                ========        ========        ========        ========


4.       LOANS TO RELATED PARTIES

         The loans to officers of the company are collateralized by the officers' ownership interest in drilling partnerships with DPI. These loans bear interest at 6% per annum and are payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date.

5.       BANK LOANS

                                                                                 2001              2000
                                                                              ----------        ----------
REVOLVING LOAN FACILITY payable interest only at 10% per annum, is secured by a first mortgage on producing gas interests and is guaranteed by an unrelated third party. The facility will expire on
September 1, 2001 at which time the oil and gas reserves that are used as collateral will be evaluated. The loan agreement contains certain covenants to related financial ratios.  All such covenants have been
waived by the bank for 2000                                                   $  972,165        $  972,165

NOTE PAYABLE bearing interest at 7.50% per annum and is
collateralized by a certificate of deposit amounting to $135,367                 134,162           134,162

NOTE PAYABLE bearing interest at prime plus 2% per annum and is collateralized by 200,000 shares of stock owned by a director of the
company                                                                           21,195            25,471
                                                                              ----------        ----------
                                                                              $1,127,522        $1,131,798
                                                                              ==========        ==========

                                                                        PAGE VII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001



6.       LONG-TERM DEBT

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

         The obligation is stated at its remaining face value of $488,818 and has not been discounted.

                                                                                  2001              2000
                                                                               ----------        ----------

NOTE PAYABLE as outlined above                                                 $  476,818        $  488,818

10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties. Interest is payable semi-annually on February 1 and
August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 2000 (closing date)
requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares. After the put date, the company may redeem the note in whole or part at 100%
of principal amount plus accrued interest                                         850,000           850,000

ENVIRONMENTAL ENERGY INC., unsecured and non-interest bearing
advance for a future project                                                      150,000           150,000

VARIOUS NOTES PAYABLE, bearing interest ranging from 6.9% to 11% per annum, payable monthly in varying amounts up to 2005, collateralized
by the equipment and vehicles acquired                                            361,765           335,911
                                                                               ----------        ----------
                           Carried forward ............................        $1,838,583        $1,824,729
                                                                               ----------        ----------

                                                                       PAGE VIII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001




6.       LONG-TERM DEBT (Continued)

                                                                               2001             2000
                                                                            ---------        ---------

                           Brought forward .........................       $1,838,583       $1,824,729

LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
interest only.  Principal is due currently                                     64,779           64,779

UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
per annum, principal and interest due in October 29, 2001                      24,650           24,650
                                                                            ---------        ---------
                                                                            1,928,012        1,914,158

  Less:  Current portion                                                      199,709          155,136
                                                                            ---------        ---------

                                                                           $1,728,303       $1,759,022
                                                                            =========        =========




         Principal repayments for the next five years are as follows:

         2002                                                         $  199,709
         2003                                                            513,772
         2004                                                            472,313
         2005                                                            199,451
         2006                                                            542,767
                                                                      ----------

                                                                      $1,928,012
                                                                      ==========



7.       LOAN PAYABLE

         This loan payable to a limited liability corporation being controlled by a director and two officers of the company bears interest at 9% per annum. The principal and the accrued interest are due on July 18, 2001.

                                                                         PAGE IX

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001



8.       CAPITAL STOCK

         (a)      PREFERRED SHARES ISSUED
                                                                                                SHARES            AMOUNT
                                                                                             ------------      -------------
                                                                                                   #                $

                  Balance, December 31, 2000                                                   1,100,672           620,844
                  Converted to common shares                                                     (26,932)          (15,082)
                                                                                              ----------        ----------
                  Balance, June 30, 2001                                                       1,073,740           605,762




         (b)      COMMON SHARES ISSUED
                                                                                                SHARES            AMOUNT
                                                                                             ------------      -------------
                                                                                                   #                $

                  Balance, December 31, 2000                                                   3,442,852        23,113,991
                  Issued for conversion of preferred shares                                       26,932            15,082
                  Issued to employees as incentive bonus                                         157,000           235,500
                  Issued for settlement of accounts payable                                       40,066            60,099
                  Issued for exercise of stock option and warrants                                 5,692             5,832
                                                                                              ----------        ----------

                  Balance, June 30, 2001                                                       3,672,542        23,430,504
                                                                                              ==========        ==========


         A.       OPTIONS
                                                             ISSUED         EXERCISABLE          PRICE           EXPIRY
                                                           ------------     -----------     ---------------   --------------
                                                                                                   $

                  Balance, December 31, 2000                2,587,333         2,471,777      1.00 - 9.50
                                                                             ----------

                  Exercised                                    (6,088)                              1.00
                  Expired                                     (34,000)                              5.00
                                                           ----------

                  Balance, June 30, 2001                    2,547,245         2,502,800      1.00 - 9.50                (i)
                                                           ==========        ==========

                  (i) These options have expiry dates ranging from 2002 through 2005.

                                                                          PAGE X

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001


8.       CAPITAL STOCK (Continued)

         B.       WARRANTS
                                                                              ISSUED             PRICE           EXPIRY
                                                                              ------             -----           ------
                                                                                                   $

                  Balance, December 31, 2000                                  2,470,091     0.625 - 4.50
                  Exercised                                                        (188)            1.75
                  Expired                                                       (23,800)            2.50
                                                                             ----------

                  Balance, June 30, 2001                                      2,446,103     0.625 - 4.50                (i)
                                                                             ==========


                  (i) These warrants have expiry dates ranging from 2002 through 2004.

9.       LOSS PER SHARE

         (a)      BASIC

                  The weighted average number of shares outstanding amounted to 3,554,581 and 3,500,835 for the three and six months ended June 30, 2001, respectively, and 2,580,671 and 2,545,540, for the three and six months ended June 30, 2000 respectively.

         (b)      DILUTED EARNINGS PER SHARE

                  The Company adopted the recommendations of CICA Handbook
                  Section 3500, Earnings per Share (EPS), effective January 1, 2001. The revised section requires the presentation of both basic and diluted EPS on the face of the income statement regardless of the materiality of the difference between them and requires the use of the treasury stock method to compute the dilutive effect of options as opposed to the former inputted earnings approach.

                  The weighted average number of shares for diluted earnings per share amounted to 9,515,889 and 8,525,325 for the three months ended June 30, 2001 and 2000 respectively and 9,491,084 and 8,530,237 for the six months ended June 30, 2001 and 2000 respectively.

10.      RELATED PARTY TRANSACTIONS

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

                                                                         PAGE XI

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001



9.       RELATED PARTY TRANSACTIONS (Continued)

         (b)      Lease of Gas Compressors

                  A limited company owned by a director and two officers of the company leased two natural gas compressors for $10,800 during 2000 to DPI.

10.      SEGMENTED INFORMATION

                                            FOR THE THREE MONTH PERIOD               FOR THE SIX MONTH PERIOD
                                                  ENDED JUNE 30                           ENDED JUNE 30
                                             2001                2000                2001                2000
                                         -----------         -----------         -----------         -----------
REVENUE (NET)
Oil and gas                                  577,687             957,660           3,855,164           3,937,255
Mining                                          --                  --                  --                  --
Corporate                                       --                  --                  --                  --
                                         -----------         -----------         -----------         -----------
                                             577,687             957,660           3,855,164           3,937,255
                                         ===========         ===========         ===========         ===========

INTEREST, AMORTIZATION, DEPLETION
  AND DEPRECIATION
Oil and gas                                  198,464             148,734             408,651             278,936
Mining                                          --                  --                  --                  --
Corporate                                     72,171              54,989             145,040             131,763
                                         -----------         -----------         -----------         -----------
                                             270,635             203,723             553,691             410,699
                                         ===========         ===========         ===========         ===========


INCOME (LOSS) BEFORE INCOME TAXES
Oil and gas                                 (523,452)             22,635             739,728             986,154
Mining                                          --                  --                  --                  --
Corporate                                   (277,827)           (214,586)           (555,091)           (457,663)
                                         -----------         -----------         -----------         -----------
                                            (801,279)           (191,951)            184,637             528,491
                                         ===========         ===========         ===========         ===========

IDENTIFIABLE ASSETS
Oil and gas                                9,090,273           6,877,934           9,090,273           6,877,934
Mining                                     4,450,000           4,450,000           4,450,000           4,450,000
Corporate                                  2,055,923           1,837,194           2,055,923           1,837,194
                                         -----------         -----------         -----------         -----------
                                          15,596,196          13,165,128          15,596,196          13,165,128
                                         ===========         ===========         ===========         ===========

                                                                        PAGE XII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001


10.      SEGMENTED INFORMATION (Continued)

                            FOR THE THREE MONTH PERIOD          FOR THE SIX MONTH PERIOD
                                   ENDED JUNE 30                    ENDED JUNE 30
                               2001             2000             2001             2000
                            ---------        ---------        ---------        ---------
                                $                $                 $               $
CAPITAL EXPENDITURES
Oil and Gas                   171,681          326,597          312,141        1,152,109
Mining                           --               --               --               --
Corporate                      83,262          162,157           83,262          178,146
                            ---------        ---------        ---------        ---------

                              254,943          488,754          395,403        1,330,255
                            =========        =========        =========        =========

11.      UNITED STATES ACCOUNTING PRINCIPLES

         (a) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

                  Issued by the Financial Accounting Standards Board in October, 1995, SFAS 123 established financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, (APB25) Accounting for Stock Issued to Employees.

                  Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based methods of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995.

                  The company accounts for its stock options under Canadian GAAP, which, in the company's circumstances, are not materially different from the amounts that would be determined under the provisions of APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the consolidated statement of operations for the plan for the three and six months ended June 30, 2001 and 2000. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the company's net income (loss) and income (loss) per share would have been reported as the pro forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                                       PAGE XIII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001



11.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (b)      EARNINGS PER SHARE

                  Earnings per share calculations under U.S. GAAP reflecting the Statement of Financial Accounting Standards No. 128 (SFAS
                  128), for the three and six months ended June 30, 2001 and 2000 would not differ materially from the calculations required by the pronouncements of CICA handbook section 3500 which was adopted at the commencement of fiscal 2001.

         (c)      COMPREHENSIVE INCOME

                  Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three and six months ended June 30, 2001 and 2000, the company's comprehensive income was the same as net earnings.

         (d)      STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

                  The company has reviewed SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 18, 2000.

                  The company has adopted the provisions of this statement as of January 1, 2001. The adoption of SFAS 133 does not have any material impact on the company's results of operations, financial position or cash flows.

         (e) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 141 (SFAS 141) AND NO. 142 (SFAS 142)

                  On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 and SFAS 142 are effective for fiscal years beginning on or after January 1, 2002 with early adoption permitted under certain circumstances. In all cases, the standard must be adopted at the beginning of a fiscal year. Retroactive adoption is not permitted.

                  SFAS 141 requires all business combinations to be accounted for under the purchase method and requires the separate recognition of intangible assets apart from goodwill if criteria are met. SFAS 142 prohibits the amortization of goodwill and indefinite life intangible assets. Instead, goodwill and intangible assets are to be written down whenever carrying value exceeds fair value. Intangible assets that do not have an indefinite life must continue to be amortized.

                                                                        PAGE XIV

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2001



12.      SUBSEQUENT EVENT

         On July 19, 2001, DPI signed a revolving loan facility with Keybank National Association that provides a $10 million line of credit, payable interest only at a rate established at the Bank Base Lending Rate plus 1.25%, and is secured by a first mortgage on producing oil and gas interests. The facility will expire on July 30, 2004.