Form 10QSB
period 2001-09-30
DAUGHERTY RESOURCES INC
filed 2001-11-14
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------


                                   FORM 10-QSB


                 QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 2001, WAS 4,895,397.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF GENERAL OPERATIONS.
----------------------

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


LIQUIDITY

         For the nine months ending September 30, 2001, Daugherty Resources drilled sixteen (16) natural gas wells (4.2 net wells), all of which were capable of producing natural gas, and completed twenty-two (22) natural gas wells. By comparison, for the same period of 2000, Daugherty Resources drilled twenty-three (23) natural gas wells (5.92 net wells). Drilling operations for the first nine months of 2001 were primarily related to 2000 year-end private placement drilling programs on Daugherty Resources' farmout acreage acquired from Equitable Resources Energy Corporation.

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

         On July 19, 2001, Daugherty Petroleum executed a new credit facility with KeyBank National Association that provides line of credit up to $10,000,000 with immediate access to $2,250,000 and increases based upon periodic reviews of the financial position of Daugherty Petroleum. The facility is for a term of 36 months with interest at

KeyBank's Base Lending Rate plus 1.25%. The Base Lending Rate is defined as that interest rate established from time to time as the KeyBank's Base Lending Rate, whether or not such rate is publicly announced. The credit facility is secured by a first mortgage on the oil and gas properties owned by Daugherty Petroleum and a guarantee executed by Daugherty Resources. This line of credit allowed Daugherty Petroleum in the third quarter of 2001 to payoff its short-term loan to Compass Bank, and will provide capital for drilling new wells, extending its gas gathering system, and constructing additional distribution lines for Sentra.

         Daugherty Petroleum continues to review additional opportunities for acquisitions of oil and gas properties. Previous acquisitions have been completed using Daugherty Resources stock in part to pay for the acquisitions. Generally, acquisitions include interests in the wells and the right to operate the wells. Although Daugherty Petroleum generally participates in less than a majority interest in the wells drilled by programs or joint ventures that it sponsors, it always serves as managing general partner of the partnerships or joint ventures.

         On May 1, 2001 Petroleum began two new drilling programs, one of which was a 15 well program and the other was a 10 well program. The 15 well program closed on November 5, 2001 with $3,225,000 in subscriptions for partnership units. This program allowed Daugherty Petroleum to drill 4 natural gas wells for the partnerships during the third quarter of 2001, with an additional two wells having been drilled as of November 14, 2001. (1.5 net wells). Daugherty Petroleum participated for a 25% interest in the program. Daugherty Petroleum started sales on another 15 well program on November 14, 2001 and is continuing sales on its 10 well program. If it is successful in closing these programs, Daugherty Petroleum expects to drill up to an additional 25 wells through the first quarter of 2002 (6.25 net wells).

         In addition, Daugherty Petroleum participated in a one-well joint venture that was drilled in the third quarter of 2001, in which it retained 45% working interest.

         Daugherty Petroleum has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of Daugherty Resources' revenues has been from its activities as "turnkey driller" and operator of drilling programs and joint ventures in the Appalachian Basin sponsored by Daugherty Petroleum.

         Working capital as of September 30, 2001, was a negative $2,003,257 compared to December 31, 2000, when working capital was negative $3,546,773.

         Currents assets as of September 30, 2001 were $1,103,109 compared to $813,004 as of December 31, 2000. During the nine-month period ending September 30, 2001, as compared to December 31, 2000, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $32,160 from $426,660 to $394,500; accounts receivable balances increased $10,638 from $350,704 to $361,343. Other current assets such as prepaids, inventory, and notes receivable increased $311,626 from $35,640 to $347,266. Overall, current assets increased by $290,105 to $1,103,109.

         Current liabilities as of September 30, 2001 were $3,106,366 compared to $4,359,677 as of December 31, 2000. During the nine-month period ending September 30, 2001, as to compared December 31, 2000, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $1,015,971 from $1,286,934 to $270,963, customer drilling deposits decreased $122,417 from $1,431,902 to $1,309,485, accounts payable and accrued liabilities decreased $114,922 from $1,597,096 to $1,482,174.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, results of operations or liquidity in future periods due to the following:

         - The turnkey drilling contracts associated with the various drilling programs sponsored by Daugherty Petroleum will result in increased drilling revenue and profits.

         - Daugherty Petroleum's participation in its various drilling programs that it sponsors will result in significantly higher future volumes of natural gas available for sale and will result in increased natural gas reserves.

         - The addition of reserves through future drilling and acquisitions is expected to enhance the ability of Daugherty Resources to secure long-term financing, and increased lines of credit.

         The new $10,000,000 credit facility executed with KeyBank National Association on July 19, 2001, allowed Daugherty Petroleum to convert its short-term debt at Compass Bank that was secured by its oil and gas assets to long-term debt and increase its line of credit, reduce working capital deficit, insure financial liquidity, and enhance the balance sheet.

         Daugherty Resources believes its cash flow resulting from operating revenues will contribute significantly to its short-term financial commitments and operating costs, and continues to refine its long-term strategy to meet the financial obligations of Daugherty Resources. This strategy includes:

         - INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Increased public awareness of natural gas shortages and the resulting higher prices during the winter of 2000 - 2001 sparked an increased interest in partnership drilling. Daugherty Petroleum plans to increase its sponsorship of drilling programs to increase drilling revenue, cash flow from sale of production and increase its natural gas and oil reserves.

         - ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review existing oil and gas properties for acquisitions in its areas of interest. In addition to reviewing new properties, Daugherty Petroleum intends to conclude the Ken-Tex acquisition in 2001.

         - GOLD AND SILVER PROPERTIES. It is the objective of Daugherty Resources to realize the value of its gold and silver properties by
           1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties. Subsequent to obtaining the SRK report and the Balfour appraisal management prepared and distributed summary material to various individuals and firms associated with the gold and silver mining sector with the intent of soliciting an interest in acquiring part or all of the property or providing capital as a joint venture partner. Daugherty Resources had several discussions with the principals of those responding to the summary material and Daugherty Resources continues to solicit interest from those in the gold and silver industry.

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

         Daugherty Resources believes there are several factors that will increase revenues in the year 2001. Daugherty Resources will receive additional revenues from the oil and gas well properties it acquired and drilled during 2000 and the first and third quarters of 2001. The expansion of its natural gas gathering system completed in 2000 and 2001, and the additional expansion planned in 2001 should increase Daugherty Petroleum's ability to transport natural gas.


RESULTS OF OPERATIONS

         For the three-month period ending September 30, 2001, Daugherty Resources' gross revenue increased $127,643 to $1,649,360 from $1,521,717 for the same period in 2000. For the nine-month period ending September 30, 2001, Daugherty Resources' gross revenues increased $45,552 to $5,504,524 from $5,458,972 for the same period in 2000. Daugherty Resources experienced net income (loss) from continuous operations of $(131,379) for the quarter ending September 20, 2001 and $53,258 for the nine-month period ending September 30, 2001 compared to net income (loss) of $(392,730) and $135,761 for the same periods in 2000.

         Daugherty Resources' gross revenues for the nine-month period ending September 30, 2001 were derived from drilling contract revenues of $4,160,096 (75.58%) natural gas and oil operations and production revenues of $1,249,398 (22.70%), and natural gas distribution of $95,080 (1.73%).

         The increase in gross revenues of $127,643 for the three months ending September 30, 2001, was primarily attributable to an increase in oil and gas production revenues. Revenues from oil and gas production activities increased by $700,778 to $1,249,398 for the nine-month period ending September 30, 2001 from $548,620 for the same period in 2000. The increase in revenues from oil and gas production activities was primarily attributable to increased oil and gas production and higher oil and gas prices.

         During the nine-month period ended September 30, 2001, total direct expenses decreased by $431,923 to $2,920,697 compared to $3,352,620 for the same period in 2000. The decrease in direct costs, that includes drilling and related costs for natural gas wells, is attributable to the fact that in the first three quarters of 2001 Daugherty Petroleum drilled 16 wells compared to 23 wells during in the same periods of 2000.

         Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had sales for the three and nine-months ended September 30, 2001 of $23,242 and $95,030 compared with sales of $2,726 and $39,035 for the three and nine months ended September 30, 2000. As of September 30, 2001, Sentra has 141 customers, 37 of which are commercial and agri-business accounts. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment the economy in Sentra's service areas.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        (a) Recent Sales of Unregistered Securities

            On July 31, 2001, Grammer Industries, Inc. an Indiana Corporation executed a Subscription Agreement for the purchase of 62,500 shares of restricted common stock in total consideration of $125,000.

            On July 13, 2001, Daugherty Petroleum purchased from Sentra Utility Development Group, L.P. all rights title and interest in and to certain oil and gas reserves and rights to prepaid drilling funds. In consideration of the assets purchased the Company issued to the sellers 227,051 shares of non-cumulative convertible preferred stock and 37,816 units of acquisition Warrants ranging from $1.75 to $4.50 per share expiring July 14, 2006.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) List of Documents Filed with this Report.
            -----------------------------------------
                                                                            PAGE
                                                                            ----
        (1) Financial Statements, Daugherty Resources, Inc.
              and subsidiary companies
            Cover Page
            Table of Contents
            Condensed Consolidated Balance Sheet - September 30, 2001...... I-II
            Condensed Consolidated Statement of Operations
              and Deficit - September 30, 2001 ..............................III
            Condensed Consolidated Statement of Cash Flows -
              September 30, 2001 .............................................IV
            Notes to Condensed Consolidated Financial Statements ..........V-XII


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


FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements within meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, our ability to make and integrate acquisitions and the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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


Dated: November 14, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




        SIGNATURE                        TITLE                       DATE
        ---------                        -----                       ----

/S/ William S. Daugherty    Chairman of the Board, President,
------------------------    Director of the Registrant         November 14, 2001
William S. Daugherty

/S/ James K. Klyman*        Director of the Registrant         November 14, 2001
---------------------
James K. Klyman

/S/ Charles L. Cotterell*   Director of the Registrant         November 14, 2001
-------------------------
Charles L. Cotterell





*By /S/ William S. Daugherty
    ------------------------
    William S. Daugherty
    Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

                            DAUGHERTY RESOURCES INC.



                               SEPTEMBER 30, 2001



                                    CONTENTS


                                                                    PAGE


REVIEW ENGAGEMENT REPORT                                              I


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                  II

      Statement of Operations and Deficit                           III

      Statement of Cash Flows                                        IV

      Notes to Financial Statements                               VI-XV

                                                                          PAGE I


                            REVIEW ENGAGEMENT REPORT


To the Directors of
DAUGHERTY RESOURCES INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES INC. as at September 30, 2001 and the condensed consolidated statements of operations and deficit and cash flows for the nine months ended September 30, 2001 and for the three months ended September 30, 2001. Our review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in Canada, the balance sheet as at December 31, 2000 and the related statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet, as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
November 12, 2001

                                                                         PAGE II

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

                                     ASSETS


                                                               SEPTEMBER 30      DECEMBER 31
                                                                   2001              2000
                                                               ------------      -----------
                                                               (Unaudited)
CURRENT
    Cash and cash equivalents                                  $   394,500      $    426,660
    Accounts receivable                                            361,343           350,704
    Prepaid expense and other asset                                347,266             4,407
    Loans to related parties                                            --            31,233
                                                               -----------      ------------
                                                                 1,103,109           813,004

BONDS AND DEPOSITS                                                 150,254            41,000

MINING PROPERTY AND RELATED EXPENDITURES                         4,450,000         4,450,000

OIL AND GAS PROPERTIES (Note 2)                                  9,573,848         9,086,131

CAPITAL (Note 3)                                                   457,746           279,984

LOANS TO RELATED PARTIES (Note 4)                                  599,905           356,813

DEFERRED FINANCING COSTS                                            77,946            98,586

GOODWILL, net of accumulated amortization of $1,431,649
  (2000 - $1,297,432)                                              357,916           492,133
                                                               -----------      ------------


                                                               $16,770,724      $ 15,617,651
                                                               ===========      ============


See accompanying notes to consolidated financial statements.


APPROVED ON BEHALF OF THE BOARD:

/s/ William S. Daugherty                        /s/ Charles L. Cotterell
---------------------------------               -------------------------------
           Director                                          Director

                                                                        PAGE III


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                               SEPTEMBER 30, 2001


                                   LIABILITIES



                                                                                    SEPTEMBER 30   DECEMBER 31
                                                                                        2001           2000
                                                                                   -------------   -------------
                                                                                    (Unaudited)
CURRENT
  Bank loans (Note 5)                                                              $    155,357    $  1,131,798
  Accounts payable                                                                      667,630         661,748
  Accrued liabilities                                                                   814,544         918,813
  Income taxes payable                                                                       --          16,535
  Customers' drilling deposits                                                        1,309,485       1,431,902
  Long-term debt (Note 6)                                                               115,605         155,136
  Loan payable (Note 7)                                                                  43,745          43,745
                                                                                   ------------    ------------
                                                                                      3,106,366       4,359,677

LONG-TERM DEBT (Note 6)                                                               3,270,278       1,759,022
                                                                                   ------------    ------------
                                                                                      6,376,644       6,118,699
                                                                                   ------------    ------------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
  AUTHORIZED
         5,000,000 Preferred shares, non-voting, non-cumulative, convertible
       100,000,000 Common shares

  ISSUED
             -     Preferred shares (2000 - 1,100,672)                                       --         620,844
         4,895,397 Common shares (2000 - 3,442,852)                                  24,056,552      23,113,991
  Capital stock to be issued                                                          1,985,171       1,441,387
            21,000 Common shares held in treasury, at cost                              (23,630)             --
                                                                                   ------------    ------------
                                                                                     26,018,093      25,176,222

DEFICIT                                                                             (15,624,013)    (15,677,270)
                                                                                   ------------    ------------
                                                                                     10,394,080       9,498,952
                                                                                   ------------    ------------

                                                                                   $ 16,770,724    $ 15,617,651
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

                                                                         PAGE IV


                            DAUGHERTY RESOURCES INC.

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                     FOR THE THREE MONTH              FOR THE NINE MONTH
                                                  PERIOD ENDED SEPTEMBER 30       PERIOD ENDED SEPTEMBER 30
                                                     2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
GROSS REVENUE                                   $  1,649,360    $  1,521,717    $  5,504,524    $  5,458,972

DIRECT EXPENSES                                      892,340         892,786       2,920,697       3,352,620
                                                ------------    ------------    ------------    ------------
GROSS PROFIT                                         757,020         628,931       2,583,827       2,106,352

GENERAL AND ADMINISTRATIVE COSTS                     613,211         829,183       1,723,784       1,370,756
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE THE
  UNDERNOTED                                         143,809        (200,252)        860,043         735,596
                                                ------------    ------------    ------------    ------------

  Amortization                                        51,619          44,739         154,857         161,738
  Depletion                                          150,000          80,000         450,000         240,000
  Depreciation 16,999                                 16,999          14,572          50,997          44,116
  Interest expenses - net                             56,570          53,167         150,931         153,981
                                                ------------    ------------    ------------    ------------
                                                     275,188         192,478         806,785         599,835
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD                    (131,379)       (392,730)         53,258         135,761

DEFICIT, beginning of period                     (15,492,633)    (15,197,418)    (15,677,270)    (15,725,909)
                                                ------------    ------------    ------------    ------------

DEFICIT, end of period                          $(15,624,012)   $(15,590,148)   $(15,624,012)   $(15,590,148)
                                                ============    ============    ============    ============


AVERAGE SHARES OUTSTANDING                         4,218,704       3,001,053       3,742,724       2,222,172
                                                ============    ============    ============    ============

EARNINGS PER SHARE
  Basic                                         $      (0.03)   $      (0.13)   $       0.01    $       0.06
                                                ============    ============    ============    ============

  Fully diluted                                 $      (0.03)   $      (0.13)   $       0.01    $       0.02
                                                ============    ============    ============    ============


See accompanying notes to financial statements.

                                                                          PAGE V


                            DAUGHERTY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                     FOR THE THREE MONTH              FOR THE NINE MONTH
                                                  PERIOD ENDED SEPTEMBER 30       PERIOD ENDED SEPTEMBER 30
                                                     2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
  Net income (loss) for the period               $  (131,379)   $  (392,730)    $    53,258      $   135,761
  Amortization, depletion and depreciation           218,618        139,311         655,854          445,855
  (Increase) decrease in:
    Accounts receivable                              (55,797)           783         (10,639)          28,883
    Prepaid expense and current asset               (281,017)        (1,287)       (342,859)          (5,726)
  Increase (decrease) in:
    Accounts payable                                 (85,263)       195,173           5,882         (145,732)
    Accrued liabilities                             (208,475)         1,508        (104,269)         499,902
  Income taxes payable                                    --             --         (16,535)              --
    Drilling prepayments                             573,500             --        (122,417)      (1,921,373)
                                                 -----------    -----------     -----------      -----------
                                                      30,187        (57,242)        118,275         (962,430)
                                                 -----------    -----------     -----------      -----------

INVESTING ACTIVITIES
  Change in oil and gas properties                  (368,790)      (465,244)       (680,930)      (1,617,353)
  Change in property and equipment                  (133,500)        (9,571)       (216,762)        (187,717)
  Change in bonds and other deposits                (109,254)        12,000        (109,254)          17,842
  Change in loans to related parties                 (28,947)            --        (211,859)              --
                                                 -----------    -----------     -----------      -----------
                                                    (640,491)      (462,815)     (1,218,805)      (1,787,228)
                                                 -----------    -----------     -----------      -----------

FINANCING ACTIVITIES
  Decrease in bank loans                            (972,165)        (3,994)       (976,441)         (19,843)
  Issuance of common stock                            20,286        751,079         321,717        1,062,466
  Change in long-term liabilities                  1,607,871        (50,049)      1,621,725           32,072
  Change in payable to related party                      --        (49,834)             --         (141,532)
  Capaital stock to be issued                        124,999             --         124,999               --
  Purchase of treasury stock                         (23,630)            --         (23,630)              --
                                                 -----------    -----------     -----------      -----------
                                                     757,361         651,196      1,068,370          953,006
                                                 -----------    -----------     -----------      -----------

CHANGE IN CASH AND CASH
  EQUIVALENTS                                        147,057        127,145         (32,160)      (1,816,495)

CASH AND CASH EQUIVALENTS,
  beginning of period                                247,443        333,467         426,660        2,277,107
                                                 -----------    -----------     -----------      -----------

CASH AND CASH EQUIVALENTS,
  end of period                                  $   394,500    $   460,612     $   394,500      $   460,612
                                                 ===========    ===========     ===========      ===========

SUPPLEMENTAL DISCLOSURE
    Interest paid                                $    66,990    $    64,324     $   183,445      $   196,001
                                                 ===========    ===========     ===========      ===========

    Income taxes paid                            $        --    $        --     $        --      $        --
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

                               SEPTEMBER 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These condensed consolidated financial statements have been prepared in accordance with generally accepted in Canada, which except as described in
     Note 11, conform, in all material respects, with the accounting principles generally accepted in the United States.

     (a)  GENERAL

          In the opinion of the company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position as at September 30, 2001 and consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000 and consolidated statements of cash flows for the three and nine months ended September 30, 2001 and 2000.

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


2.   OIL AND GAS PROPERTIES

                                                 September 30,                 Dec. 31,
                                                      2001                       2000
                                    ---------------------------------------   -----------
                                                  ACCUMULATED
                                        COST      AMORTIZATION      NET           NET
                                        ----      ------------      ---           ---
Proved properties                   $ 7,838,324   $ 1,585,226   $ 6,253,098   $ 6,034,898
Equity in oil and gas partnership     2,724,192            --     2,724,192     2,361,532
Wells and related equipment             733,436       136,878       596,558       689,701
                                    -----------   -----------   -----------   -----------
                                    $11,295,952   $ 1,722,104   $ 9,573,848   $ 9,086,131
                                    ===========   ===========   ===========   ===========

                                                                        PAGE VII


                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


3.   CAPITAL ASSETS

                                                     September 30,              December 31,
                                                          2001                       2000
                                        ---------------------------------------   -----------
                                                      ACCUMULATED
                                            COST      AMORTIZATION    NET           NET
                                            ----      ------------    ---           ---
Land                                       $ 12,908     $     --      $ 12,908   $ 12,908
Buildings                                     6,239          936         5,303      5,303
Machinery and equipment                     338,787       42,828       295,959    111,013
Office furniture, fixtures and equipment    101,354       71,854        29,500     18,184
Vehicles                                    251,463      137,387       114,076    132,576
                                           --------     --------      --------   --------
                                           $710,751     $253,005      $457,746   $279,984
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


5.   BANK LOANS


                                                                                                 2001              2000
                                                                                               --------          --------
         REVOLVING LOAN FACILITY that provided a $10 million line of credit, payable interest only at prime plus 1.25% per annum, is secured by a first mortgage on producing gas interests and is guaranteed by an
         unrelated third party.  The facility will expire on July 30, 2004.                        --           $  972,165

         NOTE PAYABLE bearing interest at 7.50% per annum and is
         collateralized by a certificate of deposit amounting to $135,367                        134,162           134,162

         NOTE PAYABLE bearing interest at prime plus 2% per annum and is collateralized by 200,000 shares of stock owned by a director of the
         company                                                                                  21,195            25,471
                                                                                              ----------        ----------

                                                                                              $  155,357        $1,131,798
                                                                                              ==========        ==========

                                                                       PAGE VIII


                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


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

     The obligation is stated at its remaining face value and has not been discounted.


                                                                                                 2001              2000
                                                                                                -------          --------
         NOTE PAYABLE as outlined above                                                       $  472,818        $  488,818

         10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties.  Interest is payable semi-annually on February 1 and
         August 1, commencing on February 1, 2000.  At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes.  In addition, the put rights are exercisable during the 10 day period commencing 14 months after
         August 17, 2000 (closing date) requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares.  After the put date, the company may redeem the note in whole or part at 100%
         of principal amount plus accrued interest.                                              850,000           850,000

         REVOLVING LOAN FACILITY that provided a $10 million line of credit, payable interest only at prime plus 1.25% per annum, is secured by a first mortgage on producing gas interests and is guaranteed by an unrelated third party. The principal balance is payable on
         July 30, 2004                                                                         1,656,734                --

         ENVIRONMENTAL ENERGY INC., unsecured and non-interest bearing
         advance for a future project                                                                 --           150,000

         VARIOUS NOTES PAYABLE, bearing interest ranging from 6.9% to 11% per annum, payable monthly in varying amounts up to 2005, collateralized
         by the equipment and vehicles acquired                                                  316,902           335,911
                                                                                              ----------        ----------

                                    Carried forward...........                                $3,296,454        $1,824,729
                                                                                              ----------        ----------

                                                                         PAGE IX


                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


6.   LONG-TERM DEBT (Continued)


                                                                                                2001                2000
                                                                                              --------            --------
                                    Brought forward............                            $ 3,296,454         $ 1,824,729

         LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10%
         per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
         interest only.  Principal is due currently.                                            64,779              64,779

         UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
         per annum, principal and interest due in October 29, 2001                              24,650              24,650
                                                                                           -----------         -----------
                                                                                             1,879,149           1,914,158

           Less:  Current portion                                                              115,605             155,136
                                                                                           -----------         -----------

                                                                                           $ 3,270,278         $ 1,759,022
                                                                                           ===========         ===========

         Principal repayment for the next five years are as follows:

         2002                                                            $  115,605
         2003                                                               399,013
         2004                                                             2,129,047
         2005                                                               199,451
         2006                                                               542,767
                                                                         ----------
                                                                         $1,879,149
                                                                         ==========

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

                                                                          PAGE X


                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



8.   CAPITAL STOCK

     (a)  PREFERRED SHARES ISSUED


                                                                                                SHARES           AMOUNT
                                                                                             ------------     ------------
                                                                                                  #                $

                  Balance, December 31, 2000                                                   1,100,672          620,844
                  Converted to common shares                                                  (1,100,672)        (620,844)
                                                                                              ----------       ----------

                  Balance, September 30, 2001                                                         --               --
                                                                                              ==========        ==========

     (b)  COMMON SHARES ISSUED


                                                                                                SHARES           AMOUNT
                                                                                             ------------     ------------
                                                                                                  #                $
                  Balance, December 31, 2000                                                   3,442,852        23,113,991
                  Issued for conversion of preferred shares                                    1,229,502           620,844
                  Issued to employees as incentive bonus                                         157,000           235,500
                  Issued for settlement of accounts payable                                       40,066            60,099
                  Issued for exercise of stock option and warrants                                25,977            26,118
                                                                                              ----------        ----------

                  Balance, September 30, 2001                                                  4,895,397        24,056,552
                                                                                              ==========        ==========

          A.   OPTIONS


                                                             ISSUED         EXERCISABLE          PRICE           EXPIRY
                                                           ----------      -------------       ---------       ----------
                                                                                                   $
                  Balance, December 31, 2000                2,587,333         2,471,777        1.00 - 9.50
                                                                              =========
                  Exercised                                   (26,373)                                1.00
                  Expired                                     (54,000)                                5.00
                                                            ---------

                  Balance, September 30, 2001               2,506,960         2,462,515        1.00 - 9.50         (i)
                                                            =========         =========

                  (i) These options have expiry dates ranging from 2002 through 2005.

                                                                         PAGE XI



                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


8.   CAPITAL STOCK (Continued)

     B.   WARRANTS


                                                                               ISSUED           PRICE           EXPIRY
                                                                             ----------       ---------       ----------
                                                                                                  $
                  Balance, December 31, 2000                                  2,079,770       0.625 - 4.50
                  Issued                                                        692,848        1.75 - 4.50
                  Exercised                                                        (188)              1.75
                  Expired                                                       (23,800)              2.50
                                                                              ---------
                  Balance, September 30, 2001                                 2,748,630       0.625 - 4.50        (i)
                                                                              =========

                  (i) These warrants have expiry dates ranging from 2002 through 2006.

9.   LOSS PER SHARE

     (a)  BASIC

          The weighted average number of shares outstanding amounted to 4,218,704 and 3,742,724 for the three and nine months ended September 30, 2001, respectively, and 3,001,053 and 2,222,172, for the three and nine months ended September 30, 2000, respectively.

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

          The weighted average number of shares for diluted earnings per share amounted to 10,481,124 and 9,117,084 for the three months ended September 30, 2001 and 2000, respectively and 10,005,144 and 8,338,203 for the nine months ended September 30, 2001 and 2000, respectively.

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

                               SEPTEMBER 30, 2001


9.   RELATED PARTY TRANSACTIONS (Continued)

     (b) Lease of Gas Compressors

          A limited company owned by a director and two officers of the company leased two natural gas compressors for $10,800 during 2000 to DPI.

10.  SEGMENTED INFORMATION


                                             FOR THE THREE MONTH PERIOD      FOR THE NINE MONTH PERIOD
                                                  ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                2001             2000           2001            2000
                                             ----------        --------      ---------        --------
                                                 $                $              $                $
REVENUE (NET)
Oil and gas                                    1,649,360      1,521,717      5,505,524      5,458,972
Mining                                                --             --             --             --
Corporate                                             --             --             --             --
                                              ----------     ----------     ----------     ----------
                                               1,649,360      1,521,717      5,505,524      5,458,972
                                              ==========     ==========     ==========     ==========

INTEREST, AMORTIZATION, DEPLETION
  AND DEPRECIATION
Oil and gas                                       52,077        110,840        460,728        389,776
Mining                                                --             --             --             --
Corporate                                         30,377         50,776        175,417        182,539
                                              ----------     ----------     ----------     ----------
                                                  82,454        161,616        636,145        572,315
                                              ==========     ==========     ==========     ==========

INCOME (LOSS) BEFORE INCOME TAXES
Oil and gas                                      205,725         66,050        945,453      1,052,204
Mining                                                --             --             --             --
Corporate                                       (337,104)      (458,780)      (892,195)      (916,443)
                                              ----------     ----------     ----------     ----------
                                                (131,379)      (392,730)        53,258        135,761
                                              ==========     ==========     ==========     ==========

IDENTIFIABLE ASSETS
Oil and gas                                    9,573,848      7,263,178      9,573,848      7,263,178
Mining                                         4,450,000      4,450,000      4,450,000      4,450,000
Corporate                                      2,770,506      1,952,937      2,770,506      1,952,937
                                              ----------     ----------     ----------     ----------
                                              16,794,354     13,666,115     16,794,354     13,666,115
                                              ==========     ==========     ==========     ==========

                                                                       PAGE XIII


                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


10.  SEGMENTED INFORMATION (Continued)


                                              FOR THE THREE MONTH PERIOD     FOR THE NINE MONTH PERIOD
                                                    ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                2001          2000             2001            2000
                                              -------       --------         --------        --------
                                                 $              $                $               $
         CAPITAL EXPENDITURES
         Oil and Gas                          368,789        465,244          680,930        1,617,353
         Mining                                    --             --               --               --
         Corporate                            133,500          9,771          216,762          187,917
                                              -------        -------          -------        ---------
                                              502,289        475,015          897,692        1,805,270
                                              =======        =======          =======        =========

11.  UNITED STATES ACCOUNTING PRINCIPLES

     The Company follows accounting principles generally accepted in Canada. Differences between generally accepted accounting principles in Canada and those applicable in the United States are summarized below.

     The Company capitalized the cost of mining properties acquired and other related exploration expenditures. For U.S. GAAP purposes, these properties are considered exploration stage properties and, therefore, all exploration costs are expensed as incurred. The following table shows the deficit and total assets that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.


                                      FOR THE THREE MONTH PERIOD        FOR THE NINE MONTH PERIOD
                                            ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                          2001            2000             2001              2000
                                       ----------      ----------        ---------         ---------
                                            $                $                $                 $
         Deficit                      (20,074,012)      (20,040,148)     (20,074,012)      (20,040,148)
                                      ===========       ===========      ===========       ===========
         Total assets                  13,344,354         9,216,115       13,344,354         9,216,115
                                      ===========       ===========      ===========       ===========

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

                                                                        PAGE XIV


                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


11.   UNITED STATES ACCOUNTING PRINCIPLES (Continued)

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

            The company accounts for its stock options under Canadian GAAP, which, in the company's circumstances, are not materially different from the amounts that would be determined under the provisions of APB 25 and related interpretations in accounting for its stock option plan. No compensation expense has been charged to the consolidated statement of operations for the plan for the three and six months ended September 30, 2001 and 2000. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the company's net income (loss) and income (loss) per share would have been reported as the pro forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

      (b)   EARNINGS PER SHARE

            Earnings per share calculations under U.S. GAAP reflecting the Statement of Financial Accounting Standards No. 128 (SFAS 128), for the three and six months ended September 30, 2001 and 2000 would not differ materially from the calculations required by the pronouncements of CICA handbook section 3500 which was adopted at the commencement of fiscal 2001.

      (c)   COMPREHENSIVE INCOME

            Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three and six months ended September 30, 2001 and 2000, the company's comprehensive income was the same as net earnings.

      (d)   STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

            The company has reviewed SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 becomes effective for all fiscal quarters of fiscal years beginning after September 18, 2000.

                                                                         PAGE XV


                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



11.   UNITED STATES ACCOUNTING PRINCIPLES (Continued)

      (d) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133) (Continued)

            The company has adopted the provisions of this statement as of January 1, 2001. The adoption of SFAS 133 does not have any material impact on the company's results of operations, financial position or cash flows.

      (e) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 141 (SFAS 141) AND NO. 142 (SFAS 142)

            On September 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 141 and SFAS 142 are effective for fiscal years beginning on or after January 1, 2002 with early adoption permitted under certain circumstances. In all cases, the standard must be adopted at the beginning of a fiscal year. Retroactive adoption is not permitted.

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