Form 10KSB/A
period 2000-12-31
DAUGHERTY RESOURCES INC
filed 2002-03-08
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)
                 FOR THE FINANCIAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

================================================================================

================================================================================

                                TABLE OF CONTENTS


    PART I                                                                                                         Page #
                 Item 1. Description of Business                                                                     3
                 Item 2. Description of Properties                                                                   10
                 Item 3. Legal Proceedings                                                                           22
                 Item 4. Submission of Matters to a Vote of Security Holders                                         22

    PART II
                 Item 5. Market for Daugherty Resources' Common Equity and Related Stockholder Matters               22
                 Item 6. Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                25
                 Item 7. Financial Statements and Supplementary Data                                                 29
                 Item 8. Changes in and Disagreements with Accounts on Accounting and Financial
                           Disclosure                                                                                29

   PART III
                 Item 9. Directors and Executive Officers of Daugherty Resources                                     29
                 Item 10. Executive Compensation                                                                     30
                 Item 11. Security Ownership of Certain Beneficial Owners and Management                             33
                 Item 12. Certain Relationships and Related Transactions                                             34

    PART IV
                 Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K                            35

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

       Sentra Corporation ("Sentra") is a 100% owned subsidiary of Daugherty Petroleum, is a Kentucky public utility. Sentra owns and operates two natural gas distribution systems in south central Kentucky. The two systems are located in the cities of Fountain Run and Gamaliel pursuant to natural gas franchises granted by those cities and certificates of convenience and necessity issued by the Kentucky Public Service Commission. Sales of gas at retail rates commenced in November 1999 to a limited number of customers. The construction of both distribution systems was completed in the fall of 2000. A Kentucky public utility is subject to regulation by the Kentucky Public Service Commission in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues. It is the intent of management to continue to develop and expand the physical assets and operations of Sentra but at this time the operations of Sentra are not material in the context of the total operations of the Company.

Recent Developments During 2000

       Completed the acquisition of a 12,300 acre oil and gas lease adjacent to the Fonde Oil and Gas Field from the J. M. Huber Corporation.

       Entered into an agreement with Schneider Securities, Inc., a registered broker-dealer based in Denver, Colorado, to provide consulting services related to corporate finance and investment banking matters.

       At the time does not have any definitive or formalized agreement or plan with Schneider Securities, Inc. with respect to the issuance of securities, mergers or other corporate transaction. Daugherty Resources does have an ongoing relationship with Schneider Securities, and Schneider Securities has previously acted as a soliciting agent for sales of partnership interests in Rule 506 private placement drilling programs and it is anticipated that Schneider will act in this capacity for Daugherty Resources in the future. Furthermore, Daugherty Resources has from time to time consulted Schneider on matters relating to acquisitions and other corporate transactions.

       On November 1, 2000, Daugherty Petroleum executed a one-year natural gas sales contract for 1,000 dekatherms of gas per day at $5.11 per dekatherm.

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

       It is the objective of Daugherty Resources to continue it's efforts to monetize its gold and silver properties by 1) seeking a joint venture partner to provide funds for additional exploration of its prospects, and 2) considering a divestiture of its gold and silver properties. To help achieve its goals of monetization of the properties, in March 2000, the Company commissioned a review of its gold and silver properties by Steffen Robertson Kristen (U.S.), Inc., an engineering firm specializing in mineral properties. In addition, the Company retained Balfour Holding, Inc. an independent consulting firm to perform an appraisal of the properties. Subsequent to obtaining the SRK report and the Balfour appraisal management prepared and distributed summary material to various individuals and firms associated with the gold and silver mining sector with the intent of soliciting an interest in acquiring part or all of the property or providing capital as a joint venture partner. DR has had several discussions with the principals of those responding to the summary material and DR continues to solicit interest from those in the gold and silver industry with the current intent of not developing the properties by itself.

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

               As is common in the oil and gas industry Daugherty Petroleum utilizes Turnkey Drilling and Completion Contracts and Operating Agreements ("Turnkey Contract") for all drilling activity with unrelated third parties or with partnerships and joint ventures in which Daugherty Petroleum is the managing general partner, managing partner, or operator. The Turnkey Contract establishes the price to drill and complete a well and obligates Daugherty Petroleum for all cost. Typically, the Turnkey Contracts between Daugherty Petroleum and partnerships or joint ventures for which Daugherty Petroleum is the managing general partner or operating partner are not negotiated at arms length but Daugherty Petroleum has a fiduciary obligation to the other partners in its capacity as managing partner or operating partner of the partnership or joint venture.

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

(c)  RISK FACTORS

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

     - REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The Natural Gas Well Head Decontrol Act (the "Decontrol Act") removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales" on or after that date. FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could reenact price controls in the future.

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

     - ENVIRONMENTAL REGULATIONS Daugherty Resources' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend toward more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the natural gas industry in general, the business and prospects of Daugherty Resources could be adversely affected.

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

(d)  EMPLOYEES

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


                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                            2000                  1999                 1998
                                                            ----                  ----                 ----
Production (1):
     Oil (MBbls)                                             11.621                 7.458                 7.553
     Natural Gas (MMcf)                                     216.503               135.890               124.680
     Equivalent MMcfe (2)                                   286.229               180.640               169.990
Average sales Price:
     Oil (per Bbl)                                        $  23.7200            $  16.100             $  11.720
     Average Natural Gas Price (per Mcf)                  $   2.5789            $   2.610             $   2.530
Average production cost (lifting cost) per                $   0.7700            $   0.670             $   0.650
equivalent Mcfe (3)

------------------------
(1) Production as shown in the table is net to Daugherty Resources and is determined by multiplying the gross production volume of properties in which Daugherty Resources has an interest by the percentage of the leasehold or other property interest owned by Daugherty Resources.
(2) A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one barrel of oil) was used to obtain a conversion of the leasehold or other property interest owned by Daugherty Resources.
(3) Production costs represent oil and gas operating expenses as reflected in the financial statements of Daugherty Resources.

       PRODUCTIVE WELLS AND ACREAGE. The table below shows the number of Daugherty Resources' productive gross and net wells at December 31, 2000.


                                                              WELLS
                                                              -----
                                               GAS                             OIL
                                               ---                             ---
               LOCATION               GROSS            NET             GROSS            NET
               --------               -----            ---             -----            ---
               Kentucky                148             60.8112            41          32.0461
               Tennessee                14              7.0000            10           5.0000
               Louisiana                 2               .3185             2            .1870
                                 ---------          ----------    ----------       ----------
               Total                   164             68.1297


       NATURAL GAS LEASES UNDEVELOPED ACREAGE. The following table sets forth, as of December 31, 2000, the acres of developed and undeveloped natural gas and oil properties in which Daugherty Resources had an interest, listed alphabetically by state.


                            DEVELOPED ACREAGE                       UNDEVELOPED ACREAGE
                            -----------------                       -------------------
                         GROSS               NET                  GROSS                  NET
                         -----               ---                  -----                  ----
Kentucky                   38,751              8,351             17,873                   15,639
Louisiana                     120                 80                500                      393
Tennessee                   2,056              1,614             12,300                   10,455
                   --------------      -------------     --------------           --------------
Total                      40,927             10,045             30,673                   26,487


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

       Hatfield Gap Farmout, Bell County, Kentucky. The Hatfield Gap Farmout consists of approximately 3,900 acres that adjoins the Hatfield Gap Field operated by CNR, which produces from the Big Lime and Devonian Shale Formations. Just southwest of the Hatfield Gap Field is the Days Chapel Field, which was for a number of years the most prolific oil field in the State of Tennessee. As of the end of 2000 Daugherty Resources had drilled 17 successful gas wells on this acreage. Under the Hatfield Gap Farmout Agreement Daugherty Petroleum four (4) well and drilling commitment per year.

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

       Net Proved Natural Gas and Oil Reserves. All of Daugherty Resources' oil and natural gas reserves are located in the United States. Daugherty Resources' approximate net proved reserves were estimated by Wright & Company, Inc., independent petroleum engineers, ("Wright & Company"), to be as follows:

                                          YEAR END DECEMBER 31,
                                          ---------------------
                                    2000           1999           1998
                                    ----           ----           ----
Mcf of Natural Gas:               13,972,304      11,606,757    10,958,990

Bbls of Oil:                          93,663          66,772        86,038


These reserves were prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 2000 to December 31, 2000, is contained within Note 21 of the Notes to the Consolidated Financial Statement.

       Net Developed Natural Gas and Oil Reserves. Daugherty Resources' approximate net developed reserves were estimated, by Wright & Company to be as follows:


                                                 Year End December 31
                                          2000               1999               1998
            Mcf of Natural Gas          4,424,552          3,242,748         2,573,031

            Bbls of Oil:                   83,774             66,722            86,038


       Additional Reserves. Between December 31, 2000 and March 31, 2001 Daugherty Resources drilled 11 wells, which will result in an increase in estimated reserves as reported for the period ending December 31, 2000.

       Standardized Measure Of Discounted Future Net Cash Flows And Changes Therein Relating To Proved Natural Gas And Oil Reserves. The standardized measure of discounted future net cash flows attributable to Daugherty Resources' proved oil and gas reserves, giving effect to future estimated income tax expenses, was estimated by Wright & Company in 2000, 1999 and 1998 to be as follows:


                                                             Year End December 31
                                                      2000              1999               1998
          Discovered Future Net Cash Flows        $20,084,830        $5,517,481         $5,007,298


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

       The data contained in Note 21 of the Notes to Daugherty Resources' Consolidated Financial Statement should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves, as the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision, and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs many differ from those utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods and the limitations inherent therein.

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

       In conjunction with the efforts of SRK Consulting and Balfour Holdings, Inc., Daugherty Resources has concluded that the global amounts of gold and silver disclosed previously for Daugherty Resources' Alaskan properties were correct, but SRK has reclassified them as Mineralized Material (which according to SEC standards should be referred to as Mineralized Material or Mineralized Deposit) rather than Reserves. As a result of the reclassification of the gold and silver properties being reclassified as Mineralized Material, the project has been reclassified as being in the Exploration Stage. In addition, any prior supplemental information used by or developed by SRK Consulting or Balfour Holdings, Inc. in preparing their reports is considered in appropriate and incomplete by the SEC to support a reserve under Industry Guide 7.

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

       The Apollo-Sitka Claims and Mill site. Development of the Apollo-Sitka Claims started in 1887 with the discovery of gold by G.C. King. The Claims were in production from 1891 through 1904, principally by Apollo Consolidated Mining Company. During this period, 500,000 tons of ore were extracted. Approximately 17,000 feet of underground working were driven during the mining of and search for oxide gold ore. A 60 stamp mill, located on the property, recovered approximately 75 to 80 percent of the gold contained in the oxide ore. Low recoveries of the lead, zinc, and copper sulfides contained in the ore were made. Mining operations were shut down in 1904 after the free-milling oxide reserve was depleted and exploratory work discovered only precious metal-bearing copper-lead-zinc sulfide ores, which were uneconomical to process with mill technology available at the time. The development of the flotation mineral recovery process and improvements in that process over the years may possibly have rendered the current Apollo-Sitka reserves and indicated resources economical at current metal prices, although Daugherty Resources has made no efforts to determine the viability of the Apollo-Sitka Claims.

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

       SRK Consulting concluded that the prior estimate by Strandberg (1995) is "globally reasonable, and may be conservative in tonnage." They continued "By definitions outlined in SEC Guideline 7, the estimate of Strandberg (1995) cannot be classified in any part, nor in its entirety, as a Reserve, either Proven or Probable." SRK Consulting recategorized Strandberg's Reserves as a "Mineral Inventory" (which according to SEC standards should be referred to as a Mineralized Material or Mineralized Deposit) of 280,000 tons. They also noted, "that the mineralization is open along strike and at depth. In 1990, Battle Mountain Gold Company drilled a deep diamond hole and intersected, at 711 feet below sea level, 18 feet (down hole) of mineralized. Based on this reported intersection and other available data, SRK Consulting concluded that the exploration potential of the Shumagin structure is very good."

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

       The Aleut Corporation controls approximately 10 percent of Daugherty Resources' drill/trench-inferred gold Mineralized Material and approximately 31 percent of Daugherty Resources' inferred gold Mineralized Material. This distribution is based on vertical claim line boundaries on the Shumagin patented claim pattern. The Aleut Corporation's share in current gold Mineralized Material is assumed to be in ore outside the vertical downward projection of the patented claim pattern. The ore reserve division assumes no assertion of extralateral rights by either Daugherty Resources or the State of Alaska.

       Certain Factors Affecting Mineralized Material. Daugherty Resources' Unga Island activities on the Apollo-Sitka and Shumagin Claims are at the exploration stage. The Mineralized Material are estimates based on surface and underground sampling, drilling, and geologic inference. Complete assurance cannot be given that all of the reserves and indicated resources are recoverable. Metal price fluctuations, variations in production costs and mine/mill recoveries, environmental considerations, the results of exploration work and geologic interpretation, and other factors may require restatement of the reserves and indicated resources. Neither the Mineralized Material nor projections of future operations should be interpreted as assurances of the economic life or profitability of future operations. Daugherty Resources has conducted no additional exploration work on the properties since 1996 because of the low price of gold. Since 1979, Daugherty Resources has spent in excess of $11,200,000 on land acquisition, exploration, engineering and conceptual studies, and buildings, equipment and machinery. In March 2000, Daugherty Resources retained SRK Consulting an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices and Balfour Holdings, Inc. to conduct an appraisal of the gold and silver properties. SRK Consulting in its April 4, 2000 report entitled "Unga Island Project Resource and Reserve Review" concluded that Daugherty Resources' gold and silver properties cannot be classified as a Reserve, either Proven or Probable and should be reclassified as "Mineral Inventory (which according to SEC requirements should be Mineralized Material). In its April 2, 2000 report "Valuation of the Unga Island Gold-Silver Project, Alaska", Balfour Holdings determined that the gold and silver properties have a "Fair Market Value of $4,450,000". The difference in total past expenditures and current Fair Market Value is attributed to Daugherty Resources' reclassification of the gold and silver properties to a Mineralized Material, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., Daugherty Resources had recorded impairment to the value of the gold and silver properties reducing its value to $4,450,000. The SEC staff has historically considers appraisals not support by a full economic feasibility report to be an opinion and prohibited its disclosure. Daugherty Resources has presented the "Fair Market Value" stated in the Balfour report for the sole purpose of illustrating the adjustments made in previous filings and not as an acceptable appraised value of the property. Subsequently management has, as a prior year adjustment, expensed the remaining $4,450,000 of exploration costs, acquisition costs and equipment costs by 100% resulting in a total impairment of the property to a value of $0 for accounting purposes under U. S, GAAP and Canadian GAAP. (See note 19 of the Consolidated Financial Statements.)

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

EXPLORATORY WELL            A well drilled to find and produce oil or gas in an
                            unproved area to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

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

GRADE                       The percentage of metal content in rock.

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

                            MINERALIZED MATERIAL Mineralized material or deposit is a mineralized body, which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under United States Securities and Exchange Commission standards, a mineral deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries and other factors concludes economic feasibility.

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

OIL                         Crude oil and condensate.

RESERVE That part of a mineral deposit, which could be economically extracted or produced at the time of the reserve determination.

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

RECOVERY RATE               The percentage of metal recovered from mineral.

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

1999
----

       On March 5, 1999 Daugherty Resources issued 135,000 options for an equal number of underlying common shares at $.38 per share to Howard C. Jenkins an unrelated third party for consulting services. The options expired on August 24, 2000.

       On October 13 and December 29, 1999, Daugherty Resources, issued 71,852 and 59,199 shares of common stock respectively to Ken-Tex Oil and Gas, Inc. valued at $2.2191 per share, for the acquisition of oil and gas properties.

       On August 20, 1999, Daugherty Resources issued a total of 1,152,363 shares of preferred stock convertible to one share of underlying common stock to Environmental Energy, Inc., affiliated partnerships and third party working interest owners and partnerships in exchange for their interests in oil and gas properties. The preferred shares were valued at $.5640 per share.

       On August 20, 1999, Daugherty Resources issued a total of 1,536,941 warrants for underlying shares of common stock to Environmental Energy, Inc., affiliated partnerships and various working interest owners and various unrelated partnerships in exchange for their interests in oil and gas properties. The exercise value of the warrants were in a range of $1.75 to $4.50 and will expire on August 20, 2004.

       On August 20, 1999, Daugherty Resources issued 1,120,000 options to purchase underlying shares of common stock at an exercise price of $1.00 per share to Environmental Energy, Inc. affiliated partnerships and various third party working interest owners in exchange for interests in oil and gas properties. The options will expire on August 20, 2004.

2000
----

During 2000, Daugherty Resources, Inc. issued 34,498 shares of restricted common stock valued at $2.2191 per share to Ken-Tex Oil and Gas, Inc. pursuant to an October 1999 Agreement for Purchase and Sale of 24 natural gas well interests.

On June 29, 2000, Daugherty Resources, Inc. issued a total of 296,544 shares of restricted common stock to H & S Lumber, Inc., Robert McIntyre and Richard Brautigam fulfill subscription agreements at prices between $1.250 to $1.9033 per share.

On September 19, 2000, Daugherty Resources, Inc. issued 137,777 shares of restricted common stock valued at $1.250 per share to Everett G. Titus III a vendor in consideration of services pursuant to a contract, which established the value of the shares prior to September 2000.

On October 12, 2000, Daugherty Resources, Inc. issued a total of 136,500 shares of restricted stock to Calapasas Investment Partnership, Joso SA and Opportunity Partners, L.P. to fulfill subscription agreements and 9,006 shares of restricted common stock to Eilene J. Kracovera vendor for services rendered. Shares were valued at $2.4191 per share.

On December 1, 2000, Daugherty Resources, Inc. issued 18,744 restricted preferred shares to Edward P. Kemper an unrelated party for the acquisition of working interest in natural gas wells.

During 2000, Daugherty Resources, Inc. issued a total of 70,435 restricted shares of common stock for converted preferred shares; 5,955 restricted shares for the exercise of warrants and options, all such conversions relating to the Environmental Energy, Inc. transaction and 9,006 restricted shares of common stock to replace an incorrect certificate of Eilene J. Kracover.

During 2000, Daugherty Resources, Inc. issued a total of 350,000 restricted options to officers, directors and employees valued at $1.25 to $2.125 per share pursuant to the 1997 Stock Option Plan.

On December 1, 2000, Daugherty Resources, Inc. issued a total of 24,984 restricted warrants to various working interest owners relating to the Environmental Energy, Inc. transaction for the purchase of their working interests in natural gas wells. The warrants had an exercise price range between $1.75 to $4.50 and an expiration date of August 20, 2004.

Effective December 31, 2000, DPI purchased partnership assets from KGP consisting of working interests in 14 gross natural gas wells (3.4539 net wells) located in Knox and Bell Counties, Kentucky and rights to receive funds related to the well interests and satisfied its obligation to drill additional wells on behalf of KGP. The purchased assets were valued at $920,400 based on the net discounted cash flows of the oil and gas reserves. The cash flows were discounted at a rate of 10% before taxes. In consideration, the company will issue 336,192 shares of preferred stock that is convertible to common stock on a share-for-share basis. Also, 390,320 warrants were granted for shares of the company that are exercisable at a range of $1.75 to $4.50 per share. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

       The following is a discussion of Daugherty Resources' financial condition and results of operations. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 35). In addition, specific reference is made to "Note 19, United States accounting principals, page XXIII of the Financial Statements files as an exhibit under Item 31 of this report.

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

RESULTS OF OPERATIONS

Fiscal 2000 - 1999

       For the year ending December 31, 2000, Daugherty Resources' gross revenues increased $4,732,582 to $6,149,307 from $1,416,725 for the same period in 1999. Daugherty Resources experienced a net loss from continuous operations of $251,572 for 2000 compared to net loss of $7,892,135 for 1999. During 1999, Daugherty Resources recognized impairment to its gold mining properties, which accounted for $6,782,229 of the $7,892,135 loss from continuing operations.

       Daugherty Resources' gross revenues were derived from drilling contract revenues of $5,074,544 (83%) and from natural gas and oil operations and production revenues of $833,983 (13%), and gas transmission and compression revenue of $240,780 (4%).

       The increase in gross revenues of $4,732,582 was primarily attributable to an increase in contract drilling. Revenues from contract drilling increased by $4,195,830 from $878,714 for the year ending December 31, 1999 to $5,074,544 for the year ending December 31, 2000. Revenue from oil and gas production increased by $462,066 from $371,977 for the year ending December 31, 1999 to $833,983 for the year ending December 31, 2000. Revenue from gas transmission and compression increased by $74,746 from $166,034 for the year ending December 31, 1999 to $240,780 for the year ending December 31, 2000. The increase in revenues from contract drilling was primarily attributable to more wells being drilled, which in turn was primarily attributable to high energy prices and more interest of investors and joint venture partners in drilling activities.

       The significant increase in oil and gas revenue was due to an increase in oil and gas prices in 2000 compared to price in 1999, as increase in the volume of oil and gas production attributable to more wells being drilled in 2000 as compared to 1999 and an increase in revenue from well operations due to the increase in the number of wells in 2000 as compared to 1999.

       During 2000, total direct costs increased by $2,940,365 to $3,719,945 compared to $779,580 in 1999. These direct costs included drilling and related costs for twenty-three natural gas wells drilled in 2000 which was a 360% increase in the number of wells drilled in 1999. During 2000, contract drilling expenses increased by $2,475,030 to $2,845,745 for the year ending December 31, 2000 compared to $370,715 for the year ending December 31, 1999. Oil and gas production and lease operating expenses increased by $387,325 to $721,593 for the year ending December 31, 2000 compared to $334,268 for the year ending December 31, 1999. Gas transmission and compression expenses increased by $74,010 to $152,606 for the year ending December 31, 2000 from $74,596 for the year ending December 31, 1999. These increases in costs were primarily attributable to drilling and completing, operating and leasing expenses associated with twenty-three wells drilled in 2000 compared to 5 wells drilled in 1999.

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

       For the year ending December 31, 1999, Daugherty Resources' gross revenues decreased $946,956 to $1,416,725 from $2,363,681 for the same period in 1998. Daugherty Resources experienced a net loss of $7,220,920 in 1999 compared to a net loss of $1,568,348 in 1998.

       Daugherty Resources' gross revenues were derived from drilling contract revenues of $878,714 (62%) and from natural gas and oil operations and production revenues of $371,976 (26%), and gas transmission and compression revenues of $166,034 (12%).

       The decrease in gross revenues of $946,956 was primarily attributable to the decreased drilling activities during the year. Contract revenues from drilling activities decreased by $1,001,266 to $878,714 in 1999 from $1,879,980 for the same period in 1998. Oil and gas production revenue increased by $59,208 to $371,977 for the year ending December 31, 1999 from $312,769 for the year ending December 31, 1998. Gas transmission and compression revenue decreased by $4,898 to $166,034 for the year ending December 31, 1999 from $170,932 for the year ending December 31, 1998.

       During 1999, total direct costs decreased by $878,628 to $779,580 compared to $1,658,208 in 1998. These direct costs included drilling costs for 5 natural gas wells. During 1999 contract drilling expenses decreased $843,766 to $370,716 from $1,214,482 for 1998, oil and gas production and lease operating expenses decreased $58,308 to $334,268 from $392,576 in 1998. Decreases in these expenses were primarily attributable to a decrease in drilling activity to 5 wells in 1999 from 14 wells in 1998. Gas transmission and compression expenses increased by $23,446 to $74,596 for the year ending December 31, 1999 from $51,150 for the year ending December 31, 1998 and this increase was primarily attributable to the increase in market costs associated with these expenses

LIQUIDITY

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

       Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, results of operations or liquidity in future periods due to the following:

       - The higher natural gas prices experienced in 2000 will result in significantly higher future revenues from the sale of natural gas. If the higher natural gas prices experienced in 2000 are maintained in the future it is expected to result in increased interest in drilling partnerships, which directly result in an increase in revenue from drilling activities. Conversely, if gas prices decrease significantly in the future it is expected that future revenues from the sale of natural gas will decrease significantly and interest in drilling partnerships may also decrease significantly.

       - Acquisitions of additional reserves through additional future drilling is expected to enhance the ability of Daugherty Resources to secure long term financing, increased lines of credit, and equity participation with industry partners. Significant decreases in the price of natural gas may result in a decrease in drilling activity resulting in fewer reserves being acquired which may lessen the ability of Daugherty Resources to attract and secure financing, lines of credit or equity partners.

       Management continues to purse a new credit facility to convert Daugherty Resources' short-term debt to long-term debt and to increase its line of credit, which is expected to reduce the working capital deficit, insure financial liquidity, and enhance the balance sheet.

       The production, revenue, profitability and future rate of growth of Daugherty Resources are substantially dependent upon the prevailing prices of, and demand for natural gas and oil. The ability of Daugherty Resources to maintain or increase its borrowing capacity and to obtain additional capital on attractive term is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in supply of, and demand for, gas, market uncertainty and a variety of other factors that are beyond the control of Daugherty Resources.

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

With the divestiture of Red River Hardwoods, Inc. and renewed interest in the energy sector and private placement drilling programs by investors, Daugherty Resources intends to focus on raising capital through expanded use of private placement drilling programs and joint ventures to fund increased drilling of natural gas and oil wells during 2001. Daugherty Resources typically participates in such programs or ventures by retaining between 25 % to 33 % of each well it drills. In order to participate at those levels in 40 wells to be drilled in 2001, Daugherty Resources will require capital of approximately $2,000,000 to $2,838,000.

If Daugherty Resources drills 40 wells during 2001, and depending upon the location of the wells, it is estimated that it would need to extend its natural gas gathering system by 100,000 to 120,000 feet.

Daugherty Resources will continue to focus on the acquisition of large tracts of acreage by entering into farm-out agreements and leases with the owners of the minerals. These large tracts give Daugherty Resources control of any reserves that it might discover with the initial exploratory wells and stabilizes its leasehold costs by establishing them prior to actual production. Historically, Daugherty Resources has paid for farm-out and leasehold acreage by modest up front payments and subsequent payments based upon either per well location fees or annual per acre fees. While the capital needed to fund farm-out and leasehold acreage is transaction dependent, Daugherty Resources estimates that it will require $100,000 to $300,000 for leasehold costs during 2001.

Daugherty Resources will also continue to search for additional potential acquisitions of producing properties where the transactions permit the use of stock, options and warrants as at least a portion of the consideration for the acquisitions. The total amount of capital that will be needed during 2001 is dependent upon a number of factors, including whether Daugherty Resources is successful in identifying potential acquisition candidates and in negotiating their purchase, and the size of the reserves being acquired.

It is estimated that the capital expenditures necessary for Sentra to continue to extend its lines and expand its customer base, and to add the equipment to permit it to expand will be approximately $250,000 for 2001.

Anticipated sources of revenue to meet the above discussed potential commitment for the year 2001 will be revenue from drilling contracts, sales of natural gas and oil production, sales of natural gas to Sentra's residential and commercial customers and anticipated additional financing from banks and other commercial lenders.

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

       William S. Daugherty, age 46, has served as Director, President and Chief Operating Officer of Daugherty Resources since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of Daugherty Resources. Mr. Daugherty is past president of the Kentucky Oil and Gas Association, the Kentucky Independent Petroleum Producers Association, and also serves in a voluntary capacity as the Governor's Official Representative to the Interstate Oil and Gas Compact Commission. Mr. Daugherty spends approximately 10 days per year as the Governor's Representative on the Interstate Oil and Gas Compact Commission. Mr. Daugherty holds a B. S. Degree from Berea College, Berea, Kentucky.

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

                           SUMMARY COMPENSATION TABLE


                                                ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                                -------------------                      ----------------------
Name and Principal Position     YEAR      SALARY          BONUS        OTHER ANNUAL    RESTRICTED      OPTIONS #
                                ----      ------          -----        -------------   -----------     ---------
                                                                       COMPENSATION    STOCK AWARD
                                                                       ------------    -----------
William S. Daugherty              2000     $ 98,077      $56,250 (1)         $616 (5)       0          100,000 (4)
Chairman and President            1999     $ 75,000      $12,500 (2)         $364 (5)       0              0
                                  1998     $ 75,000      $12,500 (3)         $648 (5)       0              0

D. Michael Wallen                 2000      $64,377      $46,250 (6)         $616 (7)       0          100,000 (8)
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

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


NAME                                     NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
----                                     ---------------------                 ---------------------------------
                                    OPTIONS AT FISCAL YEAR-END (#)               OPTIONS AT FISCAL YEAR-END ($)
                                    ------------------------------               ------------------------------
                                       EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
                                       -------------------------                   -------------------------
William S. Daugherty                        555,555/44,445                                 $ 75,000/0

D. Michael Wallen                              145,000/0                                   $ 75,000/0


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

       In 1993, Mr. Klyman was granted options to purchase 2,000 shares of the Common Stock exercisable at $9.50 per share that expired December 10, 1998. On June 15, 1994, the Board of Directors approved the reduction of the exercise price of these options to $5.00. On June 15, 1994, Mr. Cotterell was granted an option to purchase 2,000 shares of the Common Stock in 1994 exercisable at $5.00 per share that expired December 10, 1998. On February 27, 1995, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share and expiring February 27, 2000. On June 28, 1996, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share and expiring June 28, 2001. On June 25, 1997, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common stock each exercisable at $3.25 (U.S.) per share and expiring June 24, 2002. On April 28, 2000, the Board of Directors approved the grant of options to Mr. Cotterell and Mr. Klyman to purchase 25,000 shares of Common Stock each exercisable at $1.25 (U.S.) per share and expiring five years from the date granted.

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


              TITLE OF CLASS                     BENEFICIAL OWNER                     SHARES OWNED        PERCENT OF
              --------------                     ----------------                     ------------        ----------
                                                                                      BENEFICIALLY          CLASS
                                                                                      ------------          -----
               Common Stock                  William S. Daugherty                        919,355 (1)          22.83
                                             121 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Trio Growth Trust                           300,000 (2)           8.00
                                             18 York Valley Crescent
                                             Willowdale, Ontario M2P 1A7

                                             Gracechurch Securities Ltd.                 160,600 (3)           4.66
                                             21 Abbotsbury House
                                             Abbotsbury Road
                                             London W14 8EN,
                                             United Kingdom

                                             Alaska Investments Limited                   202,669(4)           5.88
                                             5 Old Street
                                             Ospery House
                                             St. Helier, Jersey,
                                             Channel Islands, U.K.

                                             Exergon Capital S.A.                        187,000 (5)           5.27
                                             Strausburgstrasse 15
                                             Box 1069
                                             Zurich 8039, Switzerland

                                             Jayhead Investments Limited                 218,880 (6)           6.17
                                             18 York Valley Crescent
                                             Willowdale, Ontario H2P 1A7
                                             Canada

                                             D. Michael Wallen                           220,600 (7)           6.14
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Charles L. Cotterell                         47,540 (8)           1.37
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             James K. Klyman                              32,000 (9)           0.92
                                             120 Prosperous Place, Suite 201
                                             Lexington, Kentucky 40509

                                             Environmental Energy, Inc.                 440,000 (10)          11.43
                                             8001 Irvine Center Drive, Suite 1040
                                             Irvine, CA 92618


                                             Kentucky Gas Partners, LP                  667,722 (11)          16.43
                                             8001 Irvine Center Drive, Suite 1040
                                             Irvine, CA 92618

                                             Directors and executive  officers as a   1,219,495 (12)          28.83
                                             group (4 persons)

----------------------
(1) Includes 340,000 shares of the Common Stock, warrants to purchase 23,800 shares of the Common Stock and options to acquire 555,555 shares of the Common Stock, which are currently exercisable.
(2) Consists of warrants to purchase 300,000 shares of the Common Stock, which are currently exercisable. Trio Growth Trust ("Trio") is a trust organized in Ontario, Canada the-co-trustees of which are Mrs. Barbara Glickman and Mr. Melvyn Moscoe. Trio, through its co-trustees, has the right to exercise the warrants.
(3) Consists of 160,600 shares of the Common Stock. Gracechurch Securities Ltd is organized in Liberia and is controlled by Douglas Mansfield, its sole shareholder, and officer.
(4) Consists of 202,669 shares of the Common Stock. Alaska Investments Limited ("Alaska") is organized in the British Virgin Islands and Jayhead Investments Limited ("Jayhead") owns 34% of the shares of Alaska.
(5) Includes 87,000 shares of the Common Stock and warrants to purchase 100,000 shares of the Common Stock, which are currently exercisable. Exergon Capital SA is a Panamanian corporation and is controlled by Dr. Urs Trepp, its sole director and officer.
(6) Includes 50,000 shares of common stock and 68,880 shares of common stock owned through Jayhead's interest in Alaska Investments Limited and warrants to 100,000 shares of the Common Stock, which are currently exercisable. Jayhead Investments Limited is an Ontario Corporation controlled by Mr. Morton J. Glickman, its sole director and officer.
(7) Includes 75,600 shares of the Common Stock and options to purchase 145,000 shares of the Common Stock, which are currently exercisable.
(8) Includes 18,540 shares of the Common Stock and options to purchase 29,000 shares of the Common Stock, which are currently exercisable.
(9) Consists of 3,000 shares of the Common Stock and options to purchase 29,000 shares of Common Stock, which are currently exercisable.
(10) Includes 40,000 shares of the Common Stock and options to purchase 400,000 shares of the Common Stock, which are currently exercisable. Environmental Energy, Inc. ("EEI") is a Delaware corporation. Larry Crowder and John Powell are the sole shareholders and officers of EEI.
(11) Includes the right to receive 336,912 shares of Preferred Stock, which may be converted to the Common Stock on a one-for-one basis, and warrants to purchase 341,530 shares of the Common Stock, which are currently exercisable. Kentucky Gas Partners, LP ("KGP") is a California limited partnership, the general partner of which is Environmental Holding Company Inc., a Nevada corporation ("EHC"). Although EHC is the general partner of KGP, the voting rights of any Common Stock converted from the Preferred Shares and Options to purchase the Common Stock are controlled by a Voting Trust until the shares and options are distributed by the partnership to its various partners. The Trustees of the Voting Trust that has the sole right to vote the shares are Robert L. McIntyre, Terry
       D. Fields and Robert Johnstone. The shares may only be voted by a majority decision of the Trustees.
(12) Includes 437,140 shares of the Common Stock, options to purchase 758,555 shares of the Common Stock, which are currently exercisable, and warrants to purchase 23,800 shares of the Common Stock, which are currently exercisable.

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


   NAME AND PRINCIPAL POSITION      INVOLVEMENT OF ISSUER OR     LARGEST AMOUNT OUTSTANDING DURING     AMOUNT OUTSTANDING AS OF
   ---------------------------      -------------------------    ----------------------------------    ------------------------
                                            SUBSIDIARY               LAST COMPLETED FISCAL YEAR            DECEMBER 31, 2000
                                            ----------               --------------------------            -----------------
William S. Daugherty (1)                      Lender                           $81,933                          $80,970
President and Chief Executive
Officer

D. Michael Wallen (2)                         Lender                           $81,933                          $80,970
                                                                               -------                          -------
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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    LIST OF DOCUMENTS FILED WITH THIS REPORT.


                                                                                                      PAGE
                                                                                                      -----
(1)    Financial statements, Daugherty Resources, Inc. and subsidiary companies
       Cover Page
       Table of Contents
       Report of Kraft, Berger, Grill, Schwartz, Cohen & March LLP                                      I
               Independent chartered accounts, dated March 25, 2001
       Balance Sheet - December 31, 2000                                                             II-III
       Statement of Operation and Deficit for the year ended December 31, 2000                         IV
       Statement of Cash Flows for the year ended December 31, 2000                                     V
       Notes to the Financial Statement                                                             VI-XXXII

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


April 14, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Daugherty Resources and in the capacities and on the dates indicated.


               SIGNATURE                                    TITLE                                     DATE
               ---------                                    -----                                     -----
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

                                               Director of Daugherty Resources                   April 16, 2001
/s/ CHARLES L. COTTERELL*
------------------------
Charles L. Cotterell

                                                                                                 April 16, 2001
*By /s/ WILLIAM S. DAUGHERTY
    ------------------------
William S. Daugherty
Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 2000

                            DAUGHERTY RESOURCES INC.



                                DECEMBER 31, 2000



                                    CONTENTS


                                                                  PAGE


AUDITORS' REPORT                                                     I

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                             II-III

      Statement of Deficit                                          IV

      Statement of Operations                                        V

      Statement of Cash Flows                                       VI

      Notes to Financial Statements                           VII-XXXV

================================================================================
               KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                                                                          PAGE I
============================= CHARTERED ACCOUNTANTS ============================


                                AUDITORS' REPORT

To The Shareholders Of
DAUGHERTY RESOURCES INC.

We have audited the consolidated balance sheets of DAUGHERTY RESOURCES INC. as at December 31, 2000 and 1999 and the consolidated statements of deficit, operations and cash flows for each of the three years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
March 28, 2001, except for Notes
21, 22 and 23 which are as at
January 28, 2002

                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                   CANADA-UNITED STATES REPORTING DIFFERENCES

Accounting principles generally accepted in Canada vary in certain important respects from accounting principles generally accepted in the United States. The application of the latter, after the restatement described in Note 19, would have affected the determination of consolidated net loss for the years ended December 30, 2000, 1999 and 1998 and the determination of consolidated financial position at December 31, 2000 and 1999 to the extent summarized in Note 19 to the consolidated financial statements.

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
March 28, 2001, except for Note 19(a)
which is as at January 28, 2002

                                                                         PAGE II

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2000

                                     ASSETS


                                                           2000          1999
                                                           ----          ----
CURRENT
    Cash and cash equivalents (Note 8)                 $  426,660     $2,250,004
    Accounts receivable                                   350,704        217,868
    Prepaid expense and other asset                         4,407         27,103
    Loans to related parties (Note 6)                      31,233           --
                                                       ----------     ----------
                                                          813,004      2,494,975

BONDS AND DEPOSITS                                         41,000         41,000

MINING PROPERTY AND RELATED EXPENDITURES                     --        4,450,000

OIL AND GAS PROPERTIES (Note 4)                         7,896,469      5,885,825

CAPITAL (Note 5)                                          279,984        110,061

LOANS TO RELATED PARTIES (Note 6)                         356,813        225,963

INVESTMENT                                                   --           17,842

DEFERRED FINANCING COSTS                                   98,586        126,107

GOODWILL                                                  492,133        671,089
                                                       ----------    -----------






                                                       $9,977,989    $14,022,862
                                                       ==========    ===========


See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:


    /s/ William S. Daugherty                        /s/ Charles L. Cotterell
---------------------------------               -------------------------------
         Director                                         Director

                                                                        PAGE III


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2000

                                   LIABILITIES


                                                        2000              1999
                                                        ----              ----
CURRENT
  Bank loans (Note 8)                               $1,131,798        $1,156,437
  Accounts payable                                     661,748           690,157
  Accrued liabilities                                  918,813           651,155
  Customers' drilling deposits                         558,986         2,536,464
  Long-term debt (Note 9)                              155,136           277,449
  Loan payable (Note 10)                                43,745              --
                                                    ----------        ----------
                                                     3,470,226         5,311,662

LOAN PAYABLE                                              --              43,745

LONG-TERM DEBT (Note 9)                              1,759,022         1,662,636
                                                    ----------        ----------
                                                     5,229,248         7,018,043
                                                    ----------        ----------


                              SHAREHOLDERS' EQUITY


CAPITAL STOCK (Note 11)
  AUTHORIZED
         5,000,000    Preferred shares, non-voting, non-cumulative, convertible
       100,000,000    Common shares

  ISSUED
         1,100,672    Preferred shares (1999 - 1,152,363)          620,844           650,000
         3,442,852    Common shares (1999 - 2,493,280)          23,113,991        21,685,043
  Capital stock to be issued                                     1,441,387           395,685
                                                              ------------      ------------
                                                                25,176,222        22,730,728

DEFICIT                                                        (20,427,481)      (15,725,909)
                                                              ------------      ------------
                                                                 4,748,741         7,004,819
                                                              ------------      ------------
                                                              $  9,977,989      $ 14,022,862
                                                              ============      ============



See accompanying notes to consolidated financial statements.

                                                                         PAGE IV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)



                                                                              YEARS ENDED DECEMBER 31
                                                                     2000              1999           1998
                                                                   --------          --------       --------
DEFICIT, beginning of year, as previously reported               $(15,725,909)   $ (8,504,989)   $ (6,936,641)

  Write-off of mining property and related expenditures
    (Note 21)                                                      (4,450,000)           --              --
                                                                 ------------    ------------    ------------

DEFICIT, beginning of year, as restated                           (20,175,909)     (8,504,989)     (6,936,641)

  Net loss for the year                                              (251,572)     (7,220,920)     (1,568,348)
                                                                 ------------    ------------    ------------

DEFICIT, end of year                                             $(20,427,481)   $(15,725,909)   $ (8,504,989)
                                                                 ============    ============    ============




See accompanying notes to consolidated financial statements.

                                                                          PAGE V

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)


                                                                                    YEARS ENDED DECEMBER 31
                                                                              2000            1999           1998
                                                                            --------        --------       -------
REVENUE
  Contracting drilling                                                    $ 5,074,544    $   878,714    $ 1,879,980
  Oil and gas production                                                      833,983        371,977        312,769
  Gas transmission and compression                                            240,780        166,034        170,932
                                                                          -----------    -----------    -----------
                                                                            6,149,307      1,416,725      2,363,681
                                                                          -----------    -----------    -----------

DIRECT EXPENSES
  Contract drilling                                                         2,845,746        370,716      1,214,482
  Oil and gas production                                                      721,593        334,268        392,576
  Gas transmission and compression                                            152,606         74,596         51,150
                                                                          -----------    -----------    -----------
                                                                            3,719,945        779,580      1,658,208
                                                                          -----------    -----------    -----------

GROSS PROFIT                                                                2,429,362        637,145        705,473
                                                                          -----------    -----------    -----------

EXPENSES
  Selling, general and administrative                                       1,878,722        909,220        903,655
  Depreciation, depletion and amortization                                    623,844        487,070        441,511
  Interest                                                                    248,028        219,206        334,811
                                                                          -----------    -----------    -----------
                                                                            2,750,594      1,615,496      1,679,977
                                                                          -----------    -----------    -----------

LOSS BEFORE THE FOLLOWING                                                    (321,232)      (978,351)      (974,504)
  Equity share in earnings (loss) from undivided interest in
    oil and gas properties                                                     87,502        (22,897)        40,672
  Loss from disposal of a 50% owned investee                                  (17,842)          --             --
  Impairment loss on mining properties (Note 3)                                  --       (6,782,229)          --
  Equity share in losses of a 50% owned investee                                 --         (108,658)          --
  Non-controlling interest                                                       --             --          (18,246)
                                                                          -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                                              (251,572)    (7,892,135)      (952,078)

  Net gain (loss) from discontinued operations (Note 14)                         --          671,215       (616,270)
                                                                          -----------    -----------    -----------
NET LOSS FOR THE YEAR                                                     $  (251,572)   $(7,220,920)   $(1,568,348)
                                                                          ===========    ===========    ===========


NET LOSS PER SHARE (Note 13)
  Continuing operations                                                   $     (0.09)   $     (3.49)   $     (0.47)
                                                                          ===========    ===========    ===========

  For the year                                                            $     (0.09)   $     (3.19)   $     (0.77)
                                                                          ===========    ===========    ===========

  Fully diluted                                                                   n/a            n/a            n/a


See accompanying notes to consolidated financial statements.

                                                                         PAGE VI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)


                                                                                    YEARS ENDED DECEMBER 31
                                                                             2000          1999            1998
                                                                           -------       -------         -------
OPERATING ACTIVITIES
    Net loss from continuing operations                                 $  (251,572)   $(7,892,135)   $  (952,078)
    Impairment loss on mining properties                                       --        6,782,229           --
    Equity share in earnings from undivided interest in oil
      and gas properties                                                    (87,502)        22,897        (40,672)
    Equity share in losses of 50% owned investee                               --          108,658           --
    Amortization and depletion                                              623,844        487,070        441,511
    (Gain) loss on sale of assets                                            16,523        (29,626)         3,034
    Non-controlling interest                                                   --             --           18,246
    Decrease in prepaid expenses and other asset                             22,696         15,102        175,005
    (Increase) decrease in accounts receivable                             (132,836)       (78,381)        79,326
    Decrease in accounts payable                                            (28,409)      (338,938)      (152,708)
    Increase (decrease) in accrued liabilities                              267,658       (116,062)       522,500
    Increase (decrease) in customers' drilling deposits                  (1,514,121)     1,613,954       (480,797)
                                                                        -----------    -----------    -----------
Net cash provided (used) by continuing operating activities              (1,083,719)       574,768       (386,633)
Net cash used by discontinued operating activities                             --             --          (70,880)
                                                                        -----------    -----------    -----------
                                                                         (1,083,719)       574,768       (457,513)
                                                                        -----------    -----------    -----------


FINANCING ACTIVITIES
    Financing costs                                                            --         (137,607)          --
    Increase (decrease) in bank loans                                       (24,639)     1,204,278        869,507
    Issue of capital stock                                                  688,300        310,906        255,385
    Decrease in loan payable                                                   --          (13,473)       (17,705)
    Decrease of long-term debt                                              (25,927)       (59,902)      (330,509)
                                                                        -----------    -----------    -----------
                                                                            637,734      1,304,202        776,678
                                                                        -----------    -----------    -----------


INVESTING ACTIVITIES
    Discontinued operations                                                    --          518,836           --
    Proceeds from sale of assets                                             14,685         67,430         12,404
    Purchase of capital assets                                             (234,203)       (26,703)       (87,865)
    Increase in loans to related parties                                   (162,083)      (113,748)       (85,583)
    Investment                                                                 --         (126,500)       (35,014)
    Additions to oil and gas properties, net                               (995,758)      (402,974)      (661,956)
    Investment in Sentra Corporation                                           --          (41,063)          --
                                                                        -----------    -----------    -----------
                                                                         (1,377,359)      (124,722)      (858,014)
                                                                        -----------    -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                      (1,823,344)     1,754,248       (538,849)

CASH AND CASH EQUIVALENTS, beginning of year                              2,250,004        495,756      1,034,605
                                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                  $   426,660    $ 2,250,004    $   495,756
                                                                        ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                                         $   243,877    $   252,331    $   301,163
                                                                        ===========    ===========    ===========

  Income taxes paid                                                     $      --      $      --      $      --
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

               Depletion on developed properties is computed using the units-of-production method, using only the reserves underlying the proved developed oil and gas properties.

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

                                                                         PAGE XI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998


2.   ACQUISITIONS

     ENVIRONMENTAL ENERGY, INC.

     On November 4, 1999, DPI completed an oil and gas asset acquisition with Environmental Energy, Inc. and its affiliated limited partnerships based in Irving, California. The acquisition included interests in 37 Appalachian Basin oil and gas wells in Kentucky and Tennessee and three gas wells in Louisiana. Also included were several miles of natural gas pipelines and facilities located in Scott and Morgan Counties, Tennessee. DRI issued 1,152,363 shares of convertible preferred stock that is convertible to common stock on a share-for-share basis within two years. Warrants were also issued for shares that are exercisable at a range of $1.75 to $4.50 per share, expiring on August 20, 2004, and 1,120,000 options that are exercisable at $1.00 per share, expiring August 20, 2004. Shareholders approved the acquisition at the June 30, 1999 annual meeting.

     KENTUCKY GAS PARTNERS, LP, ("KGP")

     Effective December 31, 1999, DPI purchased partnership assets from KGP consisting of working interests in 14 gross natural gas wells (3.4539 net wells) located in Knox and Bell Counties, Kentucky and rights to receive funds related to the well interests and satisfied its obligation to drill additional wells on behalf of KGP. The purchased assets were valued at $920,400 based on the net cash flows discounted at 10% per annum before tax of the oil and gas reserves. In consideration, the company will issue 336,192 shares of preferred stock that is convertible to common stock on a share-for-share basis. Also, 390,320 warrants were granted for shares of the company that are exercisable at a range of $1.75 to $4.50 per share. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

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

3.   MINING PROPERTY AND RELATED EXPENDITURES

                                                             2000         1999
                                                             ----         ----

         Unga Island Alaska mineral properties, at cost    $   --    $ 1,000,000
         Deferred expenditures                                 --      3,000,000
         Building, equipment and machinery                     --        450,000
                                                           ------    -----------

                                                           $   --    $ 4,450,000
                                                           ======    ===========


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

                                                                       PAGE XIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998


3.   MINING PROPERTY AND RELATED EXPENDITURES (Continued)

     In the spring of 2000, Balfour determined that the gold and silver properties have a fair market value of $4,450,000 using the market and cost appraisal approaches. The difference in total past expenditures and current fair market value is attributed to the company's reclassification of the gold and silver properties to a gold and silver inventory, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., the company has recorded an impairment of $6,782,229 to the gold and silver properties reducing its value to the appraised value of $4,450,000 in 1999, and this amount was written off in 2000 in accordance with the guidelines of AcG-11 (Note 21).

     The above mining properties were used as collateral for the 10% convertible secured notes (Note 9).


4.   OIL AND GAS PROPERTIES


                                                                       2000                         1999
                                                        --------------------------------------      ----
                                                                    ACCUMULATED
                                                          COST      AMORTIZATION        NET          NET
                                                          ----      ------------        ---          ---
Proved properties                                       5,878,433   1,145,096        4,733,337    5,294,499
Wells and related equipment                               797,956     108,255          689,701      458,757
                                                        ---------   ---------        ---------    ---------
                                                        6,676,389   1,253,351        5,423,038    5,753,256
                                                        ---------   ---------        ---------    ---------

EQUITY IN OIL AND GAS PARTNERSHIP
  Equity, beginning of year                                                            132,569      135,658
  Additional investment                                                              2,351,551       19,808
  Withdrawals                                                                          (98,191)        --
  Share in partnership's income (loss)                                                  87,502      (22,897)
                                                                                     ---------    ---------
  Equity, end of year                                                                2,473,431      132,569
                                                                                     ---------    ---------

TOTAL OIL AND GAS PROPERTIES                                                         7,896,469    5,885,825
                                                                                     =========    =========


DPI invests in various company sponsored partnerships. Typically, DPI participates in the partnerships by retaining up to 33% undivided working interest. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated.

                                                                        PAGE XIV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



5.   CAPITAL ASSETS


                                                                       2000                         1999
                                                        --------------------------------------      ----
                                                                    ACCUMULATED
                                                          COST      AMORTIZATION        NET          NET
                                                          ----      ------------        ---          ---
Land                                                   $ 12,908     $   --           $ 12,908      $ 12,908
Buildings                                                 6,239          936            5,303         5,719
Machinery and equipment                                 154,980       43,967          111,013        12,331
Office furniture, fixtures and equipment                 90,459       72,275           18,184        16,748
Vehicles                                                230,963       98,387          132,576        62,355
                                                       --------     --------         --------      --------

                                                       $495,549     $215,565         $279,984      $110,061
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

7.   INVESTMENT

     GALAX ENERGY CONCEPTS, LLC ("GALAX")

     In December 1999, DPI made a capital contribution to Galax, a North Carolina limited liability corporation of $126,500. Galax generates and sells steam on a long-term contract to a textile plant located in Galax, Virginia that is owned by National Textiles, LLC. DPI acquired its interest in Galax in mid 1997 for a commitment to assist management in its effort to complete a boiler retrofit and work toward a profitable operation. Galax was not consolidated with the company in 1999 because DPI did not have effective control of Galax's operating, financing and investing activities. Consequently, the equity method of accounting for this investment had been used. In 1999, Galax reported a loss of $217,316 of which 50% was picked up by the company. During the year, Galax reported a loss of $79,204.

     On November 1, 2000, DPI entered into an agreement with Robert McIntyre to sell its 50% interest in Galax. Under the terms of the agreement, which has an effective date of January 1, 2000, DPI is to be paid 10% of the net profits from future operations. DPI has an option to reacquire its interest and McIntyre has a put to require DPI to reacquire the interest. Subsequent to year-end, management had negotiated an amendment to the agreement deleting the put option initially retained by Robert McIntyre.

     DPI incurred a loss of $17,842 on the sale of its investment in Galax.

                                                                         PAGE XV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



8.   BANK LOANS

                                                                                                  2000            1999
                                                                                               ---------        --------
     REVOLVING LOAN FACILITY payable interest only at 10% per annum (1999 -
     9.25%), is secured by a first mortgage on producing gas interests and is guaranteed by an unrelated third party. The facility will expire on
     September 1, 2001 at which time the oil and gas reserves that are used as collateral will be evaluated. The loan agreement contains certain covenants to related financial ratios. All such covenants have been waived by the
     bank for 2000.                                                                           $  972,165       $  972,165

     NOTE PAYABLE bearing interest at 7.50% per annum, maturing January 15, 2001
     and is collateralized by a certificate of deposit amounting to $135,367                     134,162          134,830

     NOTE PAYABLE bearing interest at prime plus 2% per annum, maturing February
     18, 2001 and is collateralized by 200,000 shares of stock owned by a
     director of the company                                                                      25,471           42,442

     NOTE PAYABLE with interest at 7.85% per annum, repaid in 2000                                  --              7,000
                                                                                              ----------       ----------
                                                                                              $1,131,798       $1,156,437
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

                                                                        PAGE XVI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



9.   LONG-TERM DEBT (Continued)


                                                                                                  2000              1999
                                                                                                --------          -------
         NOTE PAYABLE as outlined above                                                          488,818           510,818

         10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties. Interest is payable semi-annually on February 1 and
         August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 2000 (closing date)
         requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares. After the put date, the company may redeem the note in whole or part at 100%
         of principal amount plus accrued interest.                                              850,000           850,000

         ENVIRONMENTAL ENERGY INC., unsecured and non-interest bearing
         advance for a future project                                                            150,000           150,000

         VARIOUS NOTES PAYABLE, bearing interest ranging from 6.9% to 9.5% per annum, payable monthly in varying amounts up to 2005, collateralized
         by the equipment and vehicles acquired                                                  134,886             --

         NON-INTEREST BEARING NOTE, secured by 25% of production on 15
         gas wells payable monthly at $2,796, maturing in 2003                                    95,770           129,324

         LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
         interest only.  Principal is due currently.                                              64,779            64,779

         NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing interest at 8% per annum, payable in 60 instalments of $1,370, including interest,
         maturing in February 2005                                                                59,046             --
                                                                                              ----------        ----------
                           Carried forward............                                        $1,843,299        $1,704,921
                                                                                              ==========        ==========

                                                                       PAGE XVII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



9.   LONG-TERM DEBT (Continued)


                                                                                                  2000              1999
                                                                                               ---------         ---------
                                    Brought forward........                                  $ 1,843,299       $ 1,704,921

         LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from 8.45%
         to 11% per annum, payable in total monthly instalments of $3,257 with maturities from September 1, 2000 to June 17, 2003,
         collateralized by receivables and various vehicles                                       30,693            59,282

         UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
         per annum, principal and interest due in October 29, 2001                                24,650              --

         LOAN PAYABLE TO SUMMIT FUNDING, INC., collateralized by
         production, bearing interest at 9.25% per annum, payable in
         monthly instalments of $5,252, maturing March 25, 2001                                   15,516            96,194

         UNSECURED LOAN PAYABLE TO RIDGECREST ENTERPRISES, INC.
         with interest at 6.27% per annum, repaid in 2000                                          --               79,688
                                                                                             -----------       -----------
                                                                                               1,914,158         1,940,085
           Less:  Current portion                                                                155,136           277,449
                                                                                             -----------       -----------

                                                                                             $ 1,759,022       $ 1,662,636
                                                                                             ===========       ===========


         Principal repayments for the next five years are as follows:

         2001                                                                                                  $   155,136
         2002                                                                                                      332,575
         2003                                                                                                      115,002
         2004                                                                                                      912,543
         2005                                                                                                       32,084
         Thereafter                                                                                                366,818
                                                                                                               -----------

                                                                                                               $ 1,914,158
                                                                                                               ===========


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

     (a)  PREFERRED SHARES ISSUED

          In 1999, the company issued 1,152,363 preferred shares from the treasury with a total value of $650,000 as consideration for the oil and gas property acquired by DPI from Environmental Energy Inc. and its affiliated limited partnerships. The oil and gas property acquired included interest in 37 Appalachian Basin oil and gas wells in Kentucky and Tennessee, three gas wells in Louisiana and several miles of natural gas pipelines and facilities located in Scott and Morgan Counties, Tennessee. In addition, the company granted 1,536,941 warrants that are exercisable at a range of $1.75 to $4.50 per share expiring August 20, 2004 and 1,120,000 options that are exercisable at $1.00 per share, expiring August 20, 2004.


                                                                  SHARES          AMOUNT
                                                                ----------       ---------
                                                                    #                $

          Balance, December 31, 1998                                  --             --
          Issued for acquisition of oil and gas property
            from Environmental Energy Inc.                       1,152,363        650,000
                                                                 ---------      ---------
          Balance, December 31, 1999                             1,152,363        650,000
          Converted to common shares                               (70,435)       (39,729)
          Issued for acquisition of oil and gas interest            18,744         10,573
                                                                 ---------      ---------

          Balance, December 31, 2000                             1,100,672        620,844
                                                                 =========      =========

                                                                        PAGE XIX



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



11.  CAPITAL STOCK (Continued)

     (b)  COMMON SHARES ISSUED


                                                            SHARES      AMOUNT
                                                            ------      ------
                                                              #            $
Balance, December 31, 1998                                2,183,783   21,209,821

Issued to employees as incentive bonus                       83,000       83,000
Issued for exercise of stock option                          50,000       19,000
Issued for settlement of debt                                45,446       82,407
Issued for acquisition of oil and gas properties            131,051      290,815
                                                         ----------   ----------
Balance, December 31, 1999                                2,493,280   21,685,043

Issued for cash                                             101,200      126,500
Issued to employees as incentive bonus                      175,500      201,000
Issued for exercise of stock options and warrants             7,229       11,694
Issued for settlement of debt                               339,781      475,606
Issued for acquisition of oil and gas properties            184,498      439,419
Issued in connection with the sale of a subsidiary
  disposed in 1999                                           70,929      135,000
Issued for conversion of preferred shares                    70,435       39,729
                                                         ----------   ----------

Balance, December 31, 2000                                3,442,852   23,113,991
                                                         ==========   ==========


     (c)  SHARES TO BE ISSUED

          336,192 PREFERRED SHARES to be issued in
            connection with the acquisition of
            Kentucky Gas Partners LP (Note 2)                        $ 1,383,757

          25,970 COMMON SHARES to be issued
            in connection with the purchase of
            Ken-tex oil and gas property in 1999                          57,630
                                                                     -----------
                                                                     $ 1,441,387
                                                                     ===========

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

     A.   OPTIONS


                                                             ISSUED         EXERCISABLE          PRICE           EXPIRY
                                                             ------         -----------          -----           ------
                                                                                                   $

                  Balance, December 31, 1998                1,102,000           819,222
                                                                              =========


                  1999 - granted for acquisition of
                           oil and gas properties           1,120,000                               1.00              (i)
                       - granted for professional
                           services rendered                  135,000                                .38             (ii)
                       - expired                              (50,000)
                                                            ---------
                  Balance, December 31, 1999                2,307,000         2,120,333        1.00-5.00
                                                                              =========

                  2000 - granted for incentive bonuses        350,000                               1.25             (iii)
                       - exercised                             (1,274)
                       - expired                             (134,000)                         0.38-1.25
                                                            ---------

                  Balance, December 31, 2000                2,521,726         2,406,170
                                                            =========         =========


              (i) These options were granted to Environmental Energy, Inc. ("EEI") in connection with the acquisition of various wells from EEI and affiliated partnerships (Note 2) exercisable immediately at $1.00 per share and will expire August 20, 2004.

              (ii) These options were granted to Howard Jenkins in exchange for professional services rendered pursuant to an agreement dated March 2, 1999.

              (iii) 300,000 of these options were granted to certain employees of the company and the remainder to non-employee members of the Board of Directors and will expire in 2005, five years from vesting.

                                                                        PAGE XXI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



11.    CAPITAL STOCK (Continued)

       B.     WARRANTS


                                                                              ISSUED             PRICE           EXPIRY
                                                                              ------             -----           ------
                                                                                                   $
                  Balance, December 31, 1998                                    623,960
                  1999 - granted for acquisition of
                           oil and gas properties                             1,536,782        1.75-4.50           (i)
                                                                             ----------
                  Balance, December 31, 1999                                  2,160,742
                  2000 - granted for acquisition of oil and gas
                         property                                                24,984        1.75-4.50
                       - granted for the purchase of partnership
                         assets from KPG (Note 2)                               390,320        1.75-4.50
                       - exercised                                               (5,955)            1.75
                                                                               (100,000)            2.50
                                                                             ----------        ---------

                  Balance, December 31, 2000                                  2,470,091
                                                                             ==========

                  (i)    These warrants expire on August 20, 2004.


12.    INCOME TAXES

       Income tax expense for the year ended December 31, 2000, consist of the following components.

                                                 2000         1999        1998
                                               --------     -------     -------

Current                                       $ 356,562    $   --     $     --
Benefits realized from loss carry-forward      (356,562)       --           --
                                              ---------    --------   ---------

Total income tax expense                      $    --      $   --     $     --
                                              =========    ========   =========

                                                                       PAGE XXII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



12.    INCOME TAXES (Continued)

                                           2000           1999           1998
                                          ------         ------         ------

FUTURE  INCOME TAX ASSETS
Net operating loss carry-forward       $ 3,335,633    $ 3,274,531    $ 4,186,304
Investment tax credits                       3,473          3,473          3,473
                                       -----------    -----------    -----------
                                         3,339,106      3,278,004      4,189,777
  Less:  Valuation allowance             3,200,352      4,168,124      1,767,835
                                       -----------    -----------    -----------

                                       $   138,754    $  (890,120)   $ 2,421,942
                                       ===========    ===========    ===========

Future income tax liabilities          $  (138,745)   $  (890,120)   $ 2,421,924
                                       ===========    ===========    ===========

NET FUTURE TAX ASSETS                  $      --      $      --      $      --
                                       ===========    ===========    ===========


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


       Net assets (liabilities) disposed
         Total identifiable assets                                                    $ 2,292,681
         Total identifiable liabilities                                                 3,495,317
                                                                                      -----------
                                                                                       (1,202,636)
       Original investment                                                                220,090
       Release of DPI's receivable owed by RRH                                            137,019
       Release of DPI's line of credit owed by RRH                                        319,255
       Company's shares to be issued to cover any overstatement in receivables and inventory and understatement of RRH's payables for complete satisfaction
       of any breach in DPI's representation and warranty                                 135,000
       Purchaser's expenses paid for by DPI                                                18,153
                                                                                      -----------
                                                                                         (373,119)
       Proceeds from sale                                                                 537,000
                                                                                      -----------
       Gain on sale of subsidiary                                                         910,119
       Loss from discontinued operations                                                 (238,904)
                                                                                      -----------

       Net gain from discontinued operations                                          $   671,215
                                                                                      ===========


15.    STATEMENTS OF CASH FLOWS

       Non-cash transactions in 2000 were as follows:


                                                                                       2000              1999
                                                                                       ----              ----
       PREFERRED SHARES to be issued in exchange for acquisition of oil and
       gas properties                                                                 $ 920,400         $  --

       PREFERRED SHARES issued for acquisition of oil and gas properties                 10,573            --

       COMMON SHARES ($425,000) AND PREFERRED SHARES ($650,000)
       issued in exchange for acquisition of oil and gas properties                        --            1,075,000

       COMMON SHARES to be issued to the purchaser of RRH                                  --              135,000

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

       (c) DPI invests in various company sponsored partnerships. Typically, DPI participates in the partnerships by retaining up to 33% undivided working interest. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated. During 1998, 1999 and 2000, the company executed and performed turnkey drilling contracts with company sponsored partnerships totalling $1,879,980, $766,214 and $5,410,044, respectively.

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

                                                                        PAGE XXV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



18.    SEGMENTED INFORMATION


                                     MINING
                                   EXPLORATION     OIL AND
                                       AND           GAS                        2000          1999
                                   DEVELOPMENT   DEVELOPMENT    CORPORATE       TOTAL         TOTAL
                                   -----------   -----------    ---------       -----         -----
                                        $             $             $             $             $
DECEMBER 31, 2000
Revenue (net)                          --         2,429,362          --        2,429,362        637,145
                                      ----       ----------    ----------     ----------     -----------

General corporate expenses             --              --       1,739,402      1,739,402        909,220
Interest on long-term debt             --           162,835        85,193        248,028        219,206
Amortization - equipment               --            50,914        27,521         78,435         50,547
             - goodwill                --              --         178,956        178,956        178,956
Depletion, impairment                  --           366,453          --          366,453      7,039,796
Equity share in earnings
 (losses) in partnerships
 and 50% owned investee                --            69,660          --           69,660        131,555
                                      ----       ----------    ----------     ----------     -----------
                                       --           649,862     2,031,072      2,680,934      8,529,280
Discontinued segment                   --              --            --             --          671,215
                                      ----       ----------    ----------     ----------     -----------

Income (loss) before
  income taxes                         --         1,779,500    (2,031,072)      (251,572)    (7,220,920)
                                      ====       ==========    ==========    ==========      ===========

Identifiable assets                    --         7,896,469     2,081,520      9,977,989     14,022,862
                                      ====       ==========    ==========     ==========     ===========

Capital expenditures                   --         2,367,115       234,204      2,601,319        406,780
                                      ====       ==========    ==========     ==========     ===========


19.    UNITED STATES ACCOUNTING PRINCIPLES

       (a) The company follows accounting principles generally accepted in Canada. Differences between generally accepted accounting principles in Canada and those applicable in the United States are summarized below.

              The company capitalized the cost of mining properties acquired and other related exploration expenditures. For U.S. GAAP purposes, these properties are considered exploration stage properties and, therefore, all exploration costs are expensed as incurred.

              The company recorded an impairment loss of $6,782,229 in 1999 and wrote off the remaining balance of $4,450,000 in 2000 under Canadian GAAP. For U.S GAAP purposes, these were reversed and were accounted for as adjustment to the 1998 opening deficit. The financial statements for fiscal years 2000, 1999 and 1998 have been restated to reflect these adjustments.

                                                                       PAGE XXVI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



19.    UNITED STATES ACCOUNTING PRINCIPLES (Continued)

       (a)    (Continued)

              The following table reconciles the net income (loss), deficit and total assets as reported in accordance with Canadian GAAP to the net income (loss), deficit and total assets that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.


                                                                      2000           1999            1998
                                                                    --------       --------        ---------
              NET LOSS AS SHOWN IN THE FINANCIAL STATEMENTS
                 As previously reported under Canadian
                   GAAP                                         $   (251,572)   $ (7,220,920)   $ (1,568,348)
                 Impairment loss on mining property                     --         6,782,229            --
                                                                ------------    ------------    ------------
               As restated according to U.S. GAAP               $   (251,572)   $   (438,691)   $ (1,568,348)
                                                                ============    ============    ============

               DEFICIT, BEGINNING OF YEAR
                 As previously reported under Canadian
                   GAAP                                         $(15,725,909)   $ (8,504,989)   $ (6,936,641)
                 Expensing of previously capitalized
                   exploration costs                              (4,450,000)    (11,232,229)    (11,232,229)
                                                                ------------    ------------    ------------
                 As restated according to U.S. GAAP              (20,175,909)    (19,737,218)    (18,168,870)
                 Net loss for the year according to U.S. GAAP       (251,572)       (438,691)     (1,568,348)
                                                                ------------    ------------    ------------

               DEFICIT, END OF YEAR                             $(20,427,481)   $(20,175,909)   $(19,737,218)
                                                                ============    ============    ============

               TOTAL ASSETS
                 As previously reported under Canadian
                   GAAP                                         $  9,977,989    $ 14,022,862    $ 20,488,132
                 Expensing of previously capitalized
                   exploration costs                                    --        (4,450,000)    (11,232,229)
                                                                ------------    ------------    ------------

               As restated according to U.S. GAAP               $  9,977,989    $  9,572,862    $  9,255,903
                                                                ============    ============    ============

               NET LOSS PER SHARE
              Continuing operation                              $      (0.09)   $      (0.49)   $      (0.47)
              For the year                                      $      (0.09)   $      (0.19)   $      (0.77)
              Fully diluted                                              n/a             n/a             n/a

                                                                      PAGE XXVII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



19.    UNITED STATES ACCOUNTING PRINCIPLES (Continued)

       (b) In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The company believes that its current revenue recognition policy complies with the SEC guidelines.

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

              No compensation expense has been charged to the consolidated statement of income (loss) for the plan for the years ended December 31, 2000, 1999 and 1998. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the company's net income (loss) and income (loss) per share would have been reported as the pro-forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6% dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                                     PAGE XXVIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



19.    UNITED STATES ACCOUNTING PRINCIPLES (Continued)

       (A) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123


                                             2000                              1999                        1998
                                    CANADIAN      U.S.              CANADIAN        U.S.        CANADIAN           U.S.
                                      GAAP        GAAP                GAAP         GAAP          GAAP             GAAP
                                   AS REPORTED  PRO-FORMA         AS REPORTED    PRO-FORMA    AS REPORTED       PRO-FORMA
                                   -----------  ---------         -----------   ---------     -----------       ---------
                                       $           $                   $            $              $               $
Net income (loss)                    (251,572)     (379,009)     (7,220,920)     (663,841)     (1,568,348)      (1,590,539)
Net earnings (loss) per share
  Continuing operations                 (0.09)        (0.13)          (3.49)        (0.59)          (0.77)           (0.78)
  For the year                          (0.09)        (0.13)          (3.19)        (0.29)          (0.77)           (0.78)
  Fully diluted                           n/a           --              --            --              --               --
Weighted average fair value
  of options granted during
  this period                             --           1.02             --            .23             --              0.174

       (B) The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation in accordance with U.S. GAAP as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128).


                                                                       2000         1999         1998
                                                                     --------     --------     --------
              NUMERATOR FOR BASIC  AND DILUTED
                NET INCOME (LOSS) PER SHARE
                Earnings (loss) from continuing operations
                  - U.S. GAAP                                     $    48,639   $(1,109,906)   $  (952,078)
                Net income (loss) in accordance with
                  U.S. GAAP                                            48,639      (438,691)    (1,568,348)
                                                                  -----------   -----------    -----------

              DENOMINATOR FOR BASIC NET INCOME PER SHARE

              Weighted average number of shares                     2,957,366     2,261,754      2,035,188
                                                                  -----------   -----------    -----------

               Basic earnings (loss) from continuing operations
               - U.S. GAAP                                        $      0.02   $     (0.49)   $     (0.47)
               Basic net earnings (loss) per share
               - U.S. GAAP                                        $      0.02   $     (0.19)   $     (0.77)
                                                                  -----------   -----------    -----------

                                                                       PAGE XXIX


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



19.    UNITED STATES ACCOUNTING PRINCIPLES (Continued)

       (B)    (Continued)


                                                            2000         1999          1998
                                                          --------     ---------     ---------
              DENOMINATOR FOR DILUTED NET EARNINGS
              (LOSS) PER SHARE
              Weighted average number of shares           2,957,366    2,261,754     2,036,188
              Preferred                                   1,100,672    1,152,363          --
              Options                                     1,032,752    1,106,325       309,375
              Warrants                                      148,386      185,130       187,500
              Convertible debenture                         313,491      313,491          --
                                                         ----------   ----------    ----------
              Shares used in computing diluted
              net earnings (loss) per share               5,552,667    5,019,063     2,533,063
                                                         ==========   ==========    ==========


               Basic earnings (loss) from continuing
               operations - U.S. GAAP                    $     0.01   $    (0.22)   $     --
               Basic net earnings (loss) per share
               - U.S. GAAP                               $     0.01   $    (0.09)   $     --
                                                         ----------   ----------    ----------


         (D)      COMPREHENSIVE INCOME

                  Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the years ended December 31, 2000, 1999 and 1998, the company's comprehensive income was the same as net earnings.

         (E)      STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

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

       (e)    STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

              The company intends to adopt the provisions of this statement as of January 1, 2001. The company does not anticipate any material impact to its results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

       (f)    RECENT UNITED STATES ACCOUNTING PRONOUNCEMENTS

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

                                                                       PAGE XXXI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998


21.    PRIOR PERIOD ADJUSTMENT

       The company adopted the provisions of Accounting Guideline AcG-11 in assessing the recoverability of the carrying amount of the mining property and related expenditures that were previously capitalized. Absence of a projection as required by AcG-11 and the lack of an operating track record of the company in this industry, management approved the write-off of remaining cost of mining property in 2000. In accordance with the AcG-11 guidelines, the write-off has been accounted for as a change in accounting policy and applied retroactively without restatement of the financial statements of prior periods. Accordingly, the current year's opening balance of deficit has been increased by $4,450,000 in which the requirements of AcG-11 are first applied.

22.    CORRECTION OF ERRORS

       Subsequent to year-end, the company made the following corrections in its December 31, 2000 financial statements.

       A correction has been made in the accounting for DPI's oil and gas partnerships ("partnerships") and turnkey drilling revenues to eliminate the turnkey drilling profit applicable to their proportionate partnership interest. DPI participates in the partnerships by retaining up to 33% undivided working interest. Also, DPI enters into turnkey drilling agreements with the partnerships for the total of all drilling and completion costs. During the year, DPI recorded their proportionate partnership interests at their percentage of the total turnkey price charged to the partnership, this amounting to $1,208,416 which include $335,500 of turnkey drilling profit on completed wells and $872,916 of customer drilling deposits on wells not completed.

       The December 31, 2000 financial statements have been restated to correct these errors.

       The restatement of income for 2000 is as follows:

         Net income per previous report                  $    48,639
         Decrease in turnkey drilling revenue               (335,500)
         Decrease in cost depletion                           18,754
         Decrease in income taxes                             16,535
                                                         -----------
         Net loss December 31, 2000, as restated         $  (251,572)
                                                         ===========


       Restatement of the 2000 balance sheet resulted in the following changes:

         Decrease in oil and gas properties              $(1,208,416)
         Decrease in accumulated depletion                    18,754
         Decrease in investor prepaid                        872,916


23.    COMPARATIVE FIGURES

       Certain of the comparative figures have been reclassified to conform with the current year's presentation.

                                                                      PAGE XXXII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998


24.    SUPPLEMENTAL OIL AND GAS INFORMATION

       RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES


                                                           2000       1999       1998
                                                         -------     -------    -------
       Revenues                                          $833,983   $371,977   $312,769
       Production costs                                   182,160     30,604     21,455
       Exploration expenses                                  --         --        2,938
       Depreciation, depletion and amortization           366,453    284,824    219,221
       Income taxes                                         4,521       --         --
                                                         --------   --------   --------
       Results to operations for producing activities    $280,849   $ 56,549   $ 69,155
                                                         ========   ========   ========


       CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCTION ACTIVITIES

       The components of capitalized costs related to the company's oil and gas producing activities are as follows.


                                                       2000       1999         1998
                                                     -------     -------     -------
       Proved properties                           $5,847,683   $6,104,456   $4,854,807
       Equity in oil and gas partnership            2,473,431      132,569      135,658
       Unproved properties                             30,750         --           --
       Pipelines, equipment and other interests       797,956      535,698      289,968
                                                   ----------   ----------   ----------
                                                    9,149,820    6,772,723    5,280,433
       Accumulated depreciation, depletion
         and amortization                           1,253,351      886,898      629,330
                                                   ----------   ----------   ----------
                                                   $7,896,469   $5,885,825   $4,651,103
                                                   ==========   ==========   ==========


       COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

       The costs incurred by the company in its oil and gas activities during fiscal years 2000, 1999 and 1997 are as follows.


                                                       2000        1999          1998
                                                     -------     --------      -------
       Property acquisition costs:
         Unproved properties                       $   30,750         --           --
         Proved properties                            619,753    1,226,752      794,380
         Equity in oil and gas partnership          2,361,532       19,808         --
         Developments costs                           262,258      245,730       76,131

                                                                     PAGE XXXIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



24.    SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

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


                                                                        GAS              OIL
                                                                     ---------        ---------
                                                                        (mef)           (bbls)
       Balance at December 31, 1997                                    9,379,587         68,744

         Current additions                                             3,855,113           --
         Transfers/sales of reserves in place                         (1,761,741)          --
         Revision to previous estimates                                 (394,094)        24,480
         Production                                                     (119,875)        (7,186)
                                                                     -----------    -----------

       Balance at December 31, 1998                                   10,958,990         86,038

         Purchase of reserves in place                                   549,800          6,300
         Current additions                                             1,081,400           --
         Transfers/sales of reserves in place                           (212,231)          --
         Revision to previous estimates                                 (631,550)       (18,341)
         Production                                                     (139,652)        (7,275)
                                                                     -----------    -----------

       Balance at December 31, 1999     Carried forward...            11,606,757         66,722
                                                                     -----------    -----------

                                                                      PAGE XXXIV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2000, 1999 AND 1998



21.    SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)


                                                                                   GAS              OIL
                                                                                 -------         --------
                                                                                  (mef)           (bbls)
         Balance at December 31, 1999           Brought forward.........         11,606,757        66,722

           Purchase of reserves in place                                            584,908          --
           Current additions                                                      5,022,110        19,670
           Transfers/sales of reserves in place                                  (1,171,980)         --
           Revision to previous estimates                                        (1,852,988)       18,892
           Production                                                              (216,503)      (11,621)
                                                                                -----------       -------
         Balance at December 31, 2000                                            13,972,304        93,663
                                                                                ===========       =======

         Proved development reserves at:
           December 31, 2000                                                      4,424,552        83,774
           December 31, 1999                                                      3,242,748        66,722
           December 31, 1998                                                      2,573,031        86,038

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


                                                           2000       1999       1998
                                                          -------    ------     ------
                                                                  (in thousands)
       Future cash inflows                                $75,525    $33,507    $28,818
         Future production and development costs           21,120     16,478     12,113
         Future income tax expenses                        12,237      1,480      1,690
                                                          -------    -------    -------
       Future net cash flows                               42,168     15,549     15,015
         Less 10% annual discount for estimated
         timing of cash flows                              26,386     10,511     10,515
                                                          -------    -------    -------

       Standardized measure of discounted future
       net cash flows                                     $15,782    $ 5,038    $ 4,500
                                                          =======    =======    =======

                                                                       PAGE XXXV

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