Form 10QSB/A
period 2001-09-30
DAUGHERTY RESOURCES INC
filed 2002-03-19
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                  FORM 10-QSB/A


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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

           THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 2001, WAS 4,895,397.

         Transitional Small Business Disclosure Format (check one): Yes   No. X.
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

         On May 1, 2001 Daugherty Petroleum began two new drilling programs, one of which was a 15 well program and the other was a 10 well program. The 15 well program closed on November 5, 2001 with $3,225,000 in subscriptions for partnership units. This program allowed Daugherty Petroleum to drill 4 natural gas wells for the partnerships during the third quarter of 2001, with an additional two wells having been drilled as of November 14, 2001. (1.5 net wells). Daugherty Petroleum participated for a 25% interest in the program. Daugherty Petroleum started sales on another 15 well program on November 14, 2001 and is continuing sales on its 10 well program. If it is successful in closing these programs, Daugherty Petroleum expects to drill up to an additional 25 wells through the first quarter of 2002 (6.25 net wells).

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

           Working capital as of September 30, 2001, was a negative $1,113,805 compared to December 31, 2000, when working capital was negative $2,657,222.

         Current assets as of September 30, 2001 were $1,119,645 compared to $813,004 as of December 31, 2000. During the nine-month period ending September 30, 2001, as compared to December 31, 2000, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $32,160 from $426,660 to $394,500; accounts receivable balances increased $10,638 from $350,704 to $361,343. Other current assets such as prepaids, inventory, and notes receivable increased $328,162 from $35,640 to $347,266. Overall, current assets increased by $306,641 to $1,119,645 from $813,004.

         Current liabilities as of September 30, 2001 were $2,233,450 compared to $3,470,226 as of December 31, 2000. During the nine-month period ending September 30, 2001, as to compared December 31, 2000, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $1,015,971 from $1,286,934 to $270,963, customer drilling deposits decreased $122,417 from $558,986 to $436,569, accounts payable and accrued liabilities decreased $98,387 from $1,580,561 to $1,482,174.

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

           Daugherty Resources believes its cash flow resulting from operating revenues will contribute significantly to its short-term financial commitments and operating costs, and continues to refine its long-term strategy to meet the financial obligations of Daugherty Resources. This strategy includes:

      - INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Increased public awareness of natural gas shortages and the resulting higher prices during the winter of 2000 - 2001 sparked an increased interest in partnership drilling. Daugherty Petroleum plans to increase its sponsorship of drilling programs to increase drilling revenue, cash flow from sale of production and increase its natural gas and oil reserves. A decrease in the price of natural gas and/or a surplus of natural gas could result in a decrease in the interest and investment in drilling program sponsored by Daugherty Petroleum with a resulting decrease in contract drilling revenue and cash flow from the sale of production. However, Daugherty Resources believes that investments in drilling programs are, in part, influenced by favorable tax treatment under the federal income tax laws and will continue to be a source of funds to Daugherty Resources.

      - ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review existing oil and gas properties for acquisitions in its areas of interest. In addition to reviewing new properties, Daugherty Petroleum intends to conclude the Ken-Tex acquisition in 2001.

      - GOLD AND SILVER PROPERTIES. It is the objective of Daugherty Resources to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties. Subsequent to obtaining the SRK report and the Balfour appraisal management prepared and distributed summary material to various individuals and firms associated with the gold and silver mining sector with the intent of soliciting an interest in acquiring part or all of the property or providing capital as a joint venture partner. Daugherty Resources had several discussions with the principals of those responding to the summary material and Daugherty Resources continues to solicit interest from those in the gold and silver industry with the current intent of not developing the properties itself.

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

RESULTS OF OPERATIONS

           For the three-month period ending September 30, 2001, Daugherty Resources' total gross revenue increased $127,643 to $1,573,110 from $1,445,467 for the same period in 2000. For the nine-month period ending September 30, 2001, Daugherty Resources' total gross revenues increase $121,802 to $5,260,524 from $5,138,772 for the same period in 2000. For the three month period ending September 30, 2001, compared to the same period in 2000, Daugherty Resources' gross revenue from contract drilling activity decreased $12,670 from $1,219,270 to $1,206,600, gross revenue from oil and gas production decreased $14,375 from $181,974 to $167,599 and gross revenue from gas transmission and compression increased $154,688 from $44,223 to $198,911. For the nine month period ending September 30, 2001, as compared to the same period in 2000 gross revenue from contract drilling activity decreased $634,971 from $4,551,067 to $3,916,096, gross revenue from oil and gas production increased $332,009 from $435,289 to $767,298 and gross revenue from gas transmission and compression increased $424,764 from $152,366 to $577,130.

           Daugherty Resources experienced net income (loss) from continuous operations of $(207,629) for the quarter ending September 20, 2001 and $(190,742) for the nine-month period ending September 30, 2001 compared to net income (loss) of $(468,980) and $(184,489) for the same periods in 2000.

           Daugherty Resources' gross revenues for the nine-month period ending September 30, 2001 were derived from drilling contract revenues of $3,916,096 (74.44%) natural gas and oil operations and production revenues of $767,298 (14.59%), and natural gas transmission and compression of $577,130 (10.97%).

           The increase in total gross revenues of $127,643 for the three months ending September 30, 2001, was primarily attributable to an increase in transmission and compression revenues. Revenues from oil and gas production activities increased by $332,009 to $767,298 from $435,289 for the nine-month period ending September 30, 2001 for the same period in 2000. The increase in revenues from oil and gas production activities was primarily attributable to increased oil and gas production and higher oil and gas prices. The decrease in revenue from contract drilling activity for the three and nine month periods ending September 30, 2001, as compared to the same periods for 2000 was due to the fact that Daugherty drilled 16 wells in the first three quarters of 2001 compared to 23 wells being drilled in the same periods in 2000.

           During the three month period ended September 30, 2001, compared to the same period in 2000, total expenses decreased $446 to $892,340 from $892,786. For the nine month period ended September 30, 2001, compared to the same period in 2000, total expenses decreased $431,923 to $2,920,697 from $3,352,620. During the three month period ended September 30, 2001, compared to the same period in 2000, expenses related to contract drilling activity decreased $93,600 to $637,414 from $731,014, expenses related to oil and gas production increased $9,018 to $146,540 from $137,062 and expenses relating to gas transmission and compression activity increased from $83,676 to $108,386 from $24,710. For the nine month period ending September 30, 2001, compared to the same period for 2000, expenses relating to contract drilling activity decreased $580,853 to $1,887,368 from $2,468,221, expenses relating to oil and gas production decreased $158,010 to $638,655 from $796,655 and expenses relating to gas transmission and compression increased $306,930 to $394,674 from $87,744.

           The decrease in total direct costs, that includes drilling and related costs for natural gas wells, is attributable to the fact that in the first three quarters of 2001 Daugherty Petroleum drilled 16 wells compared to 23 wells during in the same periods of 2000. The overall decrease in production expense for the three and nine month periods of 2001 as compared to the same period in 2000 was due to the completion of pipeline and compression facilities that made operations more efficient.

           The increase in gas transmission and compression expense for the three and nine month periods of 2001 as compared to the same period in 2000 was due to and increase in gas marketing and other related expenses of Sentra.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      LIST OF DOCUMENTS FILED WITH THIS REPORT.

                                                                                                               PAGE
         (1)      Financial Statements, Daugherty Resources, Inc. and subsidiary companies
                  Cover Page
                  Table of Contents
                  Condensed Consolidated Balance Sheet - September 30, 2001................................. II-III
                  Condensed Consolidated Statement of Operations and Deficit - September 30, 2001 .............IV-V
                  Condensed Consolidated Statement of Cash Flows - September 30, 2001 ...........................VI
                  Notes to Condensed Consolidated Financial Statements .....................................VII-XIX

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


       SIGNATURE                                  TITLE                                      DATE
       ---------                                  -----                                      ----

/S/ William S. Daugherty                Chairman of the Board, President,
-------------------------               Director of the Registrant                    November 14, 2001
William S. Daugherty



/S/ James K. Klyman *                   Director of the Registrant                    November 14, 2001
-------------------------
James K. Klyman


                                                                                      November 14, 2001
/S/ Charles L. Cotterell*               Director of the Registrant
-------------------------
Charles L. Cotterell




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



                                    CONTENTS


                                                                     PAGE


REVIEW ENGAGEMENT REPORT                                                I


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                II-III

      Statement of Deficit                                             IV

      Statement of Operations                                           V

      Statement of Cash Flows                                          VI

      Notes to Financial Statements                               VII-XIX

[Craft, Berger, Grill, Schwartz, Cohen & March LLP Letterhead]


                                                                 PAGE I


                            REVIEW ENGAGEMENT REPORT


To the Directors of DAUGHERTY RESOURCES INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES INC. as at September 30, 2001 and the condensed consolidated statements of deficit, operations and cash flows for the nine months ended September 30, 2001 and for the three months ended September 30, 2001. Our review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

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

                /s/ Kraft, Berger, Grill, Schwartz, Cohen & March LLP

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
November 12, 2001, except for Notes 10(c), 12(a), 13 and 14 which are as at March 8, 2002

                                                                         PAGE II


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

                                     ASSETS

                                                                  SEPTEMBER 30            DECEMBER 31
                                                                      2001                    2000
                                                                 --------------          --------------
                                                                   (Unaudited)
CURRENT
  Cash and cash equivalents                                      $      394,500          $      426,660
  Accounts receivable                                                   361,343                 350,704
  Prepaid expense and other asset                                       363,802                   4,407
  Loans to related parties                                                 --                    31,233
                                                                 --------------          --------------

                                                                      1,119,645                 813,004

BONDS AND DEPOSITS                                                      150,254                  41,000

OIL AND GAS PROPERTIES (Note 2)                                       8,140,186               7,896,469

CAPITAL (Note 3)                                                        457,746                 279,984

LOANS TO RELATED PARTIES (Note 4)                                       599,905                 356,813

DEFERRED FINANCING COSTS                                                 77,946                  98,586

GOODWILL, net of accumulated amortization of $1,431,649
  (2000 - $1,297,432)                                                   357,916                 492,133
                                                                 --------------          --------------





                                                                 $   10,903,598          $    9,977,989
                                                                 ==============          ==============

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

/s/ William S. Daugherty                     /s/ Charles L. Cotterell
-------------------------------              ----------------------------------
           Director                                        Director

                                                                        PAGE III

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                               SEPTEMBER 30, 2001

                                   LIABILITIES
                                                                                        SEPTEMBER 30            DECEMBER 31
                                                                                           2001                     2000
                                                                                      --------------          --------------
                                                                                         (Unaudited)
CURRENT
  Bank loans (Note 5)                                                                 $      155,357          $    1,131,798
  Accounts payable                                                                           667,630                 661,748
  Accrued liabilities                                                                        814,544                 918,813
  Customers' drilling deposits                                                               436,569                 558,986
  Long-term debt (Note 6)                                                                    115,605                 155,136
  Loan payable (Note 7)                                                                       43,745                  43,745
                                                                                      --------------          --------------
                                                                                           2,233,450               3,470,226

LONG-TERM DEBT (Note 6)                                                                    3,270,278               1,759,022
                                                                                      --------------          --------------
                                                                                           5,503,728               5,229,248
                                                                                      --------------          --------------
                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
  AUTHORIZED
      5,000,000   Preferred shares, non-voting, non-cumulative, convertible
    100,000,000   Common shares

  ISSUED
           -      Preferred shares (2000 - 1,100,672)                                           --                   620,844
      4,895,397   Common shares (2000 - 3,442,852)                                        24,056,552              23,113,991
  Capital stock to be issued                                                               1,985,171               1,441,387
         21,000   Common shares held in treasury, at cost                                    (23,630)                   --
                                                                                      --------------          --------------
                                                                                          26,018,093              25,176,222

DEFICIT                                                                                  (20,618,223)            (20,427,481)
                                                                                      --------------          --------------
                                                                                           5,399,870               4,748,741
                                                                                      --------------          --------------

                                                                                      $   10,903,598          $    9,977,989
                                                                                      ==============          ==============



See accompanying notes to financial statements.

                                                                         PAGE IV

                            DAUGHERTY RESOURCES INC.

                   CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)
                                   (UNAUDITED)



                                                                  FOR THE THREE MONTH                     FOR THE NINE MONTH
                                                                PERIOD ENDED SEPTEMBER 30               PERIOD ENDED SEPTEMBER 30
                                                               2001                2000                2001                2000
                                                           ------------        ------------        ------------        ------------
DEFICIT, beginning of period, as
  previously  reported                                     $(15,492,633)       $(15,197,418)       $(15,677,270)       $(15,725,909)

  Write-off of mining property and related
    expenditures (Note 13)                                   (4,450,000)         (4,450,000)         (4,450,000)         (4,450,000)
  Correction of errors (Note 14)                               (467,961)           (244,000)           (300,211)               --
                                                           ------------        ------------        ------------        ------------

DEFICIT, beginning of period,
  as restated                                               (20,410,594)        (19,891,418)        (20,427,481)        (20,175,909)

  Net loss for the period                                      (207,629)           (468,980)           (190,742)           (184,489)
                                                           ------------        ------------        ------------        ------------

DEFICIT, end of period                                     $(20,618,223)       $(20,360,398)       $(20,618,223)       $(20,360,398)
                                                           ============        ============        ============        ============










See accompanying notes to financial statements.

                                                                        PAGE V

                            DAUGHERTY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)
                                   (UNAUDITED)



                                                                FOR THE THREE MONTH                      FOR THE NINE MONTH
                                                              PERIOD ENDED SEPTEMBER 30               PERIOD ENDED SEPTEMBER 30
                                                               2001                2000                2001                2000
                                                           ------------        ------------        ------------        ------------

REVENUE
  Contract drilling                                        $  1,206,600        $  1,219,270        $  3,916,096        $  4,551,067
  Oil and gas production                                        167,599             181,974             767,298             435,289
  Gas transmission and compression                              198,911              44,223             577,130             152,366
                                                           ------------        ------------        ------------        ------------
                                                              1,573,110           1,445,467           5,260,524           5,138,722
                                                           ------------        ------------        ------------        ------------

DIRECT EXPENSES
  Contract drilling                                             637,414             731,014           1,887,368           2,468,221
  Oil and gas production                                        146,540             137,062             638,655             796,655
  Gas transmission and compression                              108,386              24,710             394,674              87,744
                                                           ------------        ------------        ------------        ------------
                                                                892,340             892,786           2,920,697           3,352,620
                                                           ------------        ------------        ------------        ------------

GROSS PROFIT                                                    680,770             552,681           2,339,827           1,786,102
                                                           ------------        ------------        ------------        ------------

EXPENSES
  Selling, general and administrative                           613,211             829,183           1,723,784           1,328,736
  Depreciation, depletion and amortization                      218,618             139,311             655,854             445,854
  Interest                                                       56,570              53,167             150,931             196,001
                                                           ------------        ------------        ------------        ------------
                                                                888,399           1,021,661           2,530,569           1,970,591
                                                           ------------        ------------        ------------        ------------

NET LOSS FOR THE PERIOD                                    $   (207,629)       $   (468,980)       $   (190,742)       $   (184,489)
                                                           ============        ============        ============        ============





AVERAGE SHARES OUTSTANDING                                    4,218,704           3,001,053           3,742,724           2,222,172
                                                           ============        ============        ============        ============




LOSS PER SHARE
  Basic and fully diluted                                  $      (0.05)       $      (0.16)       $      (0.05)       $      (0.08)
                                                           ============        ============        ============        ============




See accompanying notes to financial statements.

                                                                         PAGE VI

                            DAUGHERTY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                                FOR THE THREE MONTH                        FOR THE NINE MONTH
                                                              PERIOD ENDED SEPTEMBER 30                 PERIOD ENDED SEPTEMBER 30
                                                                2001               2000                2001                 2000
                                                           ------------        ------------        ------------        ------------
OPERATING ACTIVITIES
  Net loss for the period                                  $   (207,629)       $   (468,980)       $   (190,742)       $   (184,489)
  Amortization, depletion and depreciation                      218,618             139,311             655,854             445,855
  (Increase) decrease in:
      Accounts receivable                                       (55,797)                783             (10,639)             28,883
      Prepaid expense and other asset                          (281,017)             (1,287)           (359,395)             (5,726)
  Increase (decrease) in:
      Accounts payable                                          (85,263)            195,173               5,882            (145,732)
      Accrued liabilities                                      (208,475)              1,508            (104,269)            499,902
      Drilling prepayments                                      573,500                --              (122,417)         (1,921,373)
                                                           ------------        ------------        ------------        ------------
                                                                (46,063)           (133,492)           (125,726)         (1,282,680)
                                                           ------------        ------------        ------------        ------------
INVESTING ACTIVITIES
  Change in oil and gas properties                             (292,540)           (388,994)           (436,929)         (1,297,103)
  Change in property and equipment                             (133,500)             (9,571)           (216,762)           (187,717)
  Change in bonds and other deposits                           (109,254)             12,000            (109,254)             17,842
  Change in loans to related parties                            (28,947)               --              (211,859)               --
                                                           ------------        ------------        ------------        ------------
                                                               (564,241)           (386,565)           (974,804)         (1,466,978)
                                                           ------------        ------------        ------------        ------------
FINANCING ACTIVITIES
  Decrease in bank loans                                       (972,165)             (3,994)           (976,441)            (19,843)
  Issuance of common stock                                       20,286             751,079             321,717           1,062,466
  Change in long-term liabilities                             1,607,871             (50,049)          1,621,725              32,072
  Change in payable to related party                               --               (49,834)               --              (141,532)
  Capital stock to be issued                                    124,999                --               124,999                --
  Purchase of treasury stock                                    (23,630)               --               (23,630)               --
                                                           ------------        ------------        ------------        ------------
                                                                757,361             647,202           1,068,370             933,163
                                                           ------------        ------------        ------------        ------------
CHANGE IN CASH AND CASH
  EQUIVALENTS                                                   147,057             127,145             (32,160)         (1,816,495)

CASH AND CASH EQUIVALENTS,
  beginning of period                                           247,443             333,467             426,660           2,277,107
                                                           ------------        ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,
  end of period                                            $    394,500        $    460,612        $    394,500        $    460,612
                                                           ============        ============        ============        ============




SUPPLEMENTAL DISCLOSURE
      Interest paid                                        $     66,990        $     64,324        $    183,445        $    196,001
                                                           ============        ============        ============        ============




      Income taxes paid                                    $       --          $       --          $       --          $       --
                                                           ============        ============        ============        ============





See accompanying notes to financial statements.

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


2.       OIL AND GAS PROPERTIES

                                                                             SEPTEMBER 30,                      DECEMBER 31,
                                                                                2001                               2000
                                                             --------------------------------------------        -------
                                                                              ACCUMULATED
                                                                COST           DEPLETION          NET              NET
                                                             ----------       ----------       ----------       ----------
          Proved properties                                  $7,726,425       $1,585,226       $6,141,199       $5,922,999
          Wells and related equipment                           733,436          136,878          596,558          689,701
                                                             ----------       ----------       ----------       ----------

                                                             $8,459,861       $1,722,104       $6,737,757       $6,612,700
                                                             ==========       ==========       ==========       ==========

                                                                       PAGE VIII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



2.       OIL AND GAS PROPERTIES (Continued)


                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                         2001                2000
                                                                                         -----              -----

                                            Brought forward                           $ 6,737,757        $ 6,612,700
                                                                                      -----------        -----------
               Equity in oil and gas partnership
                 Equity, beginning of period, as previously reported                    2,361,532            132,569
                 Prior period adjustment                                               (1,077,763)              --
                                                                                      -----------        -----------
                 Equity, beginning of period, as restated                               1,283,769            132,569
                 Additional investments                                                   118,660          1,143,135
                 Withdrawals                                                                 --              (98,191)
                 Share in partnership's income                                               --              106,256
                                                                                      -----------        -----------
                 Equity, end of period                                                  1,402,429          1,283,769
                                                                                      -----------        -----------
               TOTAL OIL AND GAS PROPERTIES                                           $ 8,140,186        $ 7,896,469
                                                                                      ===========        ===========





3.             CAPITAL ASSETS
                                                                                    SEPTEMBER 30,              DECEMBER 31,
                                                                                       2001                        2000
                                                                    --------------------------------------- ----------------
                                                                                    ACCUMULATED
                                                                          COST     AMORTIZATION       NET           NET

               Land                                                 $    12,908   $      --     $    12,908   $    12,908
               Buildings                                                  6,239           936         5,303         5,303
               Machinery and equipment                                  338,787        42,828       295,959       111,013
               Office furniture, fixtures and equipment                 101,354        71,854        29,500        18,184
               Vehicles                                                 251,463       137,387       114,076       132,576
                                                                    -----------   -----------   -----------   -----------

                                                                    $   710,751   $   253,005   $   457,746   $   279,984
                                                                    ===========   ===========   ===========   ===========





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

                                                                         PAGE IX

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


5.       BANK LOANS

                                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                                            2001                2000
                                                                                       -------------       -------------

          REVOLVING LOAN FACILITY bore interest at 10% per annum, was secured by a first mortgage on producing gas interests
          and was guaranteed by an unrelated third party                               $        --         $     972,165

          NOTE PAYABLE bearing interest at 7.50% per annum and is
          collateralized by a certificate of deposit amounting to $135,367                   134,162             134,162

          NOTE PAYABLE bearing interest at prime plus 2% per annum and is collateralized by 200,000 shares of stock owned by a director of the company
                                                                                              21,195              25,471
                                                                                       -------------       -------------
                                                                                       $     155,357       $   1,131,798
                                                                                       =============       =============




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

         The obligation is stated at its remaining face value and has not been discounted.

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                           2001                 2000
                                                                                      -------------        -------------

         NOTE PAYABLE as outlined above                                               $     472,818        $     488,818

         10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by
         DPI's mining properties. Interest is payable semi-annually on
         February 1 and August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July
         31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 2000 (closing date) requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued
         interests and a premium equal to 25% of principal, payable in put shares. After the put date, the company may redeem the note in whole or part at 100% of principal amount plus accrued interest
                                                                                            850,000              850,000
                                                                                      -------------        -------------
                                                    Carried forward                       1,322,818            1,338,818
                                                                                      =============        =============

                                                                          PAGE X

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



6.       LONG-TERM DEBT (Continued)

                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                            2001                 2000
                                                                                      -------------        -------------

                         Brought forward .................                            $   1,322,818        $   1,338,818

         REVOLVING LOAN FACILITY that provided a $10 million line of credit, payable interest only at prime plus 1.25% per annum, is secured by a first mortgage on producing gas interests and is guaranteed by an unrelated third party.  The principal balance is
         payable on July 30, 2004                                                         1,656,734                 --

         ENVIRONMENTAL ENERGY INC., unsecured and non-interest bearing
         advance for a future project                                                          --                150,000

         VARIOUS NOTES PAYABLE, bearing interest ranging from 6.9% to 11%
         per annum, payable monthly in varying amounts up to 2005,
         collateralized by the equipment and vehicles acquired                              316,902              335,911


         LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10%
         per annum, collateralized by the assets and the corporate
         guarantee of a wholly-owned subsidiary, payable in quarterly
         payments of interest only.  Principal is due currently                              64,779               64,779

         UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
         per annum, principal and interest due in October 29, 2001                           24,650               24,650
                                                                                      -------------        -------------
                                                                                          3,385,883            1,914,158
           Less:  Current portion                                                           115,605              155,136
                                                                                      -------------        -------------

                                                                                          3,270,278            1,759,022
                                                                                      =============        =============




         Principal repayments for the next five years are as follows:

         2002                                                                                              $     115,605
         2003                                                                                                    399,013
         2004                                                                                                  2,129,047
         2005                                                                                                    199,451
         2006                                                                                                    542,767
                                                                                                           -------------

                                                                                                           $   3,385,883
                                                                                                           =============

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

8.       CAPITAL STOCK

         (a)   PREFERRED SHARES ISSUED

                                                                                    SHARES                   AMOUNT
                                                                                    ------                   ------
                                                                                       #                        $

               Balance, December 31, 2000                                          1,100,672                 620,844
               Converted to common shares                                         (1,100,672)               (620,844)

               Balance, September 30, 2001                                              --                      --
                                                                                  ==========              ==========


         (b)   COMMON SHARES ISSUED

                                                                                     SHARES                 AMOUNT
                                                                                     ------                 ------

                                                                                       #                        $
               Balance, December 31, 2000                                          3,442,852              23,113,991
               Issued for conversion of preferred shares                           1,229,502                 620,844
               Issued to employees as incentive bonus                                157,000                 235,500
               Issued for settlement of accounts payable                              40,066                  60,099
               Issued for exercise of stock option and warrants                       25,977                  26,118
                                                                                  ----------              ----------

               Balance, September 30, 2001                                         4,895,397              24,056,552
                                                                                  ==========              ==========




         A.    OPTIONS

                                                          ISSUED          EXERCISABLE          PRICE        EXPIRY
                                                          ------          -----------          -----        ------

         Balance, December 31, 2000                     2,587,333          2,471,777        1.00 - 9.50



         Exercised                                        (26,373)                                 1.00
         Expired                                          (54,000)                                 5.00
                                                     ------------

         Balance, September 30, 2001                    2,506,960          2,462,515        1.00 - 9.50       (i)
                                                     ============       ============




         (i) These options have expiry dates ranging from 2002 through 2005.

                                                                        PAGE XII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


8.       CAPITAL STOCK (Continued)

         B.       WARRANTS

                                               ISSUED           PRICE       EXPIRY
                                               ------           -----       ------



               Balance, December 31, 2000     2,079,770      0.625 - 4.50
               Issued                           692,848       1.75 - 4.50
               Exercised                           (188)             1.75
               Expired                          (23,800)             2.50
                                              ---------
               Balance, September 30, 2001    2,748,630      0.625 - 4.50      (i)
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

         (c) DPI invests in various company sponsored partnerships. Typically, DPI participates in the partnerships by retaining up to 33% undivided working interest. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated (Note 14).

11.      SEGMENTED INFORMATION

                                             FOR THE THREE MONTH PERIOD       FOR THE NINE MONTH PERIOD
                                                  ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                 2001           2000             2001           2000
                                             -----------    -----------      -----------    -----------
                                                   $              $               $               $
         REVENUE (NET)
         Oil and gas                           1,573,110      1,445,467        5,260,524      5,138,722
         Mining                                     --             --               --             --
         Corporate                                  --             --               --             --
                                             -----------    -----------      -----------    -----------
                                               1,573,110      1,445,467        5,260,524      5,138,722
                                             ===========    ===========      ===========    ===========




         INTEREST, AMORTIZATION, DEPLETION
           AND DEPRECIATION
         Oil and gas                             224,549        141,702          631,368        459,316
         Mining                                     --             --               --             --
         Corporate                                30,377         50,776          175,417        182,539
                                             -----------    -----------      -----------    -----------
                                                 254,926        192,478          806,785        641,855
                                             ===========    ===========      ===========    ===========




         INCOME (LOSS) BEFORE INCOME TAXES
         Oil and gas                             129,475        (10,200)         701,453        731,954
         Mining                                     --             --               --             --
         Corporate                              (337,104)      (458,780)        (892,195)      (916,443)
                                             -----------    -----------      -----------    -----------
                                                (207,629)      (468,980)        (190,742)      (184,489)
                                             ===========    ===========      ===========    ===========




         IDENTIFIABLE ASSETS
         Oil and gas                           8,140,186      6,942,928        8,140,186      6,942,928
         Mining                                     --             --               --             --
         Corporate                             2,763,412      1,952,937        2,763,412      1,952,937
                                             -----------    -----------      -----------    -----------
                                              10,903,598      8,895,865       10,903,598      8,895,865
                                             ===========    ===========      ===========    ===========

                                                                        PAGE XIV

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


11.      SEGMENTED INFORMATION (Continued)

                                                      FOR THE THREE MONTH PERIOD           FOR THE NINE MONTH PERIOD
                                                           ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                         2001              2000              2001              2000
                                                      ---------         ---------         ---------         ---------
                                                           $                 $                 $                 $
               CAPITAL EXPENDITURES
               Oil and Gas                              292,539           388,994           436,930         1,297,103
               Mining                                      --                --                --                --
               Corporate                                133,500             9,771           216,762           187,917
                                                      ---------         ---------         ---------         ---------
                                                        426,039           398,765           653,692         1,485,020
                                                      =========         =========         =========         =========

12.      UNITED STATES ACCOUNTING PRINCIPLES

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

                  The company recorded an impairment loss of $6,782,229 in 1999 and wrote off the remaining balance of $4,450,000 in 2000 under Canadian GAAP. For U.S GAAP purposes, these were reversed and were accounted for as adjustment to the 1998 opening deficit. The quarterly financial statements have been restated to reflect these adjustments.

                  The following table reconciles the net income (loss), deficit and total assets as reported in accordance with Canadian GAAP to the net income (loss), deficit and total assets that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.


                                                             FOR THE THREE MONTH PERIOD     FOR THE NINE MONTH PERIOD
                                                                  ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                                 2001           2000           2001          2000
                                                               --------       --------       --------       --------
                                                                   $             $               $             $
             NET INCOME (LOSS) SHOWN IN THE FINANCIAL
             STATEMENTS
               As previously reported under Canadian
               GAAP                                            (131,379)      (392,730)        53,258        135,761
               Correction of errors                             (76,250)       (76,250)      (244,000)      (320,250)
                                                               --------       --------       --------       --------

               As restated according to U.S. GAAP              (207,629)      (468,980)      (190,742)      (184,489)
                                                               ========       ========       ========       ========

                                                                         PAGE XV

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



12.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)


                                                     FOR THE THREE MONTH PERIOD       FOR THE NINE MONTH PERIOD
                                                           ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                          2001           2000             2001           2000
                                                      -----------    -----------      -----------    -----------
                                                            $             $                 $             $
         NET LOSS PER SHARE
         Basic and fully diluted                            (0.05)         (0.16)           (0.05)         (0.08)
                                                      ===========    ===========      ===========    ===========

         DEFICIT, BEGINNING OF PERIOD
           As previously reported under
             Canadian GAAP                            (15,492,633)   (15,197,418)     (15,677,270)   (15,725,909)
           Expensing of previously capitalized
             exploration costs (Note 13)               (4,450,000)    (4,450,000)      (4,450,000)    (4,450,000)
           Correction of errors (Note 14)                (467,961)      (244,000)        (300,211)          --
                                                      -----------    -----------      -----------    -----------

           As restated according to U.S.
             GAAP                                     (20,410,594)   (19,891,418)     (20,427,481)   (20,175,909)
           Net loss for the period according
             to U.S. GAAP                                (207,629)      (468,980)        (190,742)      (184,489)
                                                      -----------    -----------      -----------    -----------

         DEFICIT, END OF PERIOD                       (20,618,223)   (20,360,398)     (20,618,223)   (20,360,398)
                                                      ===========    ===========      ===========    ===========

                                                                                                 SEPTEMBER 30
                                                                                          2001                2000
                                                                                       ------------        ------------
         TOTAL ASSETS
               As previously reported under Canadian GAAP                              $ 16,770,724        $ 13,666,115
               Expensing of previously capitalized exploration costs (Note 13)           (4,450,000)         (4,450,000)
               Correction of errors (Note 14)                                            (1,417,126)           (320,200)
                                                                                       ------------        ------------

               As restated according to U.S. GAAP                                      $ 10,903,598        $  8,895,915
                                                                                       ============        ============




         (b) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

                  Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based methods of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995.

                                                                        PAGE XVI

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



12.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

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

         (c)      EARNINGS PER SHARE

                  Earnings per share calculations under U.S. GAAP reflecting the Statement of Financial Accounting Standards No. 128 (SFAS
                  128), for the three and nine months ended September 30, 2001 and 2000 would not differ materially from the calculations required by the pronouncements of CICA handbook section 3500 which was adopted at the commencement of fiscal 2001.

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

                                                                       PAGE XVII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



12.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (f) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133) (Continued)

                  The company has adopted the provisions of this statement as of January 1, 2001. The adoption of SFAS 133 does not have any material impact on the company's results of operations, financial position or cash flows.

         (g) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 141 (SFAS 141) AND NO. 142 (SFAS 142)

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

13.      PRIOR PERIOD ADJUSTMENT

         The company adopted the provisions of Accounting Guideline AcG-11 in assessing the recoverability of the carrying amount of the mining property and related expenditures that were previously capitalized. Absence of a projection as required by AcG-11 and the lack of an operating track record of the company in this industry, the company wrote off the remaining cost of mining property in 2000. In accordance with the AcG-11 guidelines, the write-off has been accounted for as a change in accounting policy and applied retroactively without restatement of the financial statements of prior periods. Accordingly, the 2000 opening balance of deficit has been increased by $4,450,000 in which the requirements of AcG-11 are first applied.

14.      CORRECTION OF ERRORS

         Subsequent to the 2000 fiscal year-end, a correction was made in the accounting for DPI's oil and gas partnerships ("partnerships") and turnkey drilling revenues to eliminate the turnkey drilling profit applicable to their proportionate partnership interest. DPI participates in the partnerships by retaining up to 33% undivided working interest. Also, DPI enters into turnkey drilling agreements with the partnerships for the total of all drilling and completion costs. During 2000, DPI recorded their proportionate partnership interests at their percentage of the total turnkey price charged to the partnership, this amounted to $1,208,416 which included $335,500 of turnkey drilling profit on completed wells and $872,916 of customer drilling deposits on wells not completed.

                                                                      PAGE XVIII

                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



14.      CORRECTION OF ERRORS (Continued)

         The financial statements have been restated to correct these errors. The restatement of income for 2000 is as follows:

                                                                        SEPTEMBER 30, 2000
                                                                      ----------------------        YEAR ENDED
                                                                     THREE             NINE          DECEMBER
                                                                     MONTHS           MONTHS         31, 2000
                                                                   ---------        ---------        ---------

         Net income (loss) per previous report                     $(392,730)       $ 135,761        $  48,639
         Decrease in turnkey drilling revenue                        (76,250)        (320,250)        (335,500)
         Decrease in cost depletion                                     --               --             18,754
         Decrease in income taxes                                       --               --             16,535
                                                                   ---------        ---------        ---------

         Net loss, as restated                                     $(468,980)       $(184,489)       $(251,572)
                                                                   =========        =========        =========




         The restatement of the 2000 balance sheet resulted in the following changes:

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                   2000                2000
                                                                                   ----                ----


         Decrease in oil and gas properties                                   $  (320,250)         $(1,208,416)
         Decrease in accumulated depletion                                           --                 18,754
         Decrease in customers' drilling deposits                                (320,250)             872,916

         During the period, DPI recorded their proportionate partnership interest at their percentage of the total turnkey price charged to the partnership, which included $244,000 of turnkey profit on completed wells.

         The September 30, 2001 financial statements have been restated to correct this error. The restatement of income for the three and nine months ended September 30, 2001 is a follows:

                                                                                       SEPTEMBER 30, 2001
                                                                                       ------------------
                                                                                  THREE                NINE
                                                                                  MONTHS               MONTHS
                                                                                ---------            ---------

         Net income (loss) per previous report                                  $(131,379)           $  53,258
         Decrease in turnkey drilling revenue                                     (76,250)            (244,000)
                                                                                ---------            ---------

         Net loss, as restated                                                  $(207,629)           $(190,742)
                                                                                =========            =========

                                                                        PAGE XIX
                            DAUGHERTY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001



14.      CORRECTION OF ERRORS (Continued)

         The restatement of the September 30, 2001 balance sheet to reflect the prior period and the current period's error resulted in the following changes.

         Decrease in  oil and gas properties                                                       $(1,452,416)
         Decrease in accumulated depletion                                                              18,754
         Decrease in customers' drilling deposit                                                       872,916


15.      COMPARATIVE FIGURES

         Certain of the comparative figures have been reclassified to conform with the current period's presentation.