Form 10KSB
period 2001-12-31
DAUGHERTY RESOURCES INC
filed 2002-04-01
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)
                 FOR THE FINANCIAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-12185


                            DAUGHERTY RESOURCES, INC.
                 (Name of Small Business Issuer in its charter)


         BRITISH COLUMBIA                              NOT APPLICABLE
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

       Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Daugherty Resources' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       The issuer revenues for the year ended December 31, 2001 were $7,157,494.

       The aggregate market value of the voting stock held by non-affiliates (all officers, directors and 5% or more shareholders are presumed to be affiliate) computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of March 31, 2002, was $4,025,666, calculated at the closing price of $.84 per share of the common stock on that date.

       The number of shares outstanding of the Issuer's classes of common equity, as of March 31, 2002 was 5,346,600.

       Documents incorporated by reference: None.
================================================================================

                                TABLE OF CONTENTS

                                                                          PAGE #


ITEM 1.   DESCRIPTION OF BUSINESS..............................................3

ITEM 2.   DESCRIPTION OF PROPERTIES............................................9

ITEM 3.   LEGAL PROCEEDINGS...................................................16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

ITEM 5.   MARKET FOR DAUGHERTY RESOURCES'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...............................................17

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF GENERAL OPERATIONS.................................20

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................24

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................24

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF DAUGHERTY RESOURCES.............24

ITEM 10.  EXECUTIVE COMPENSATION..............................................25

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................28

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K..........................................................30

================================================================================

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT. Daugherty Resources, Inc. ("Daugherty Resources"), a Canadian corporation, is a natural resources company with assets in oil and gas, and gold and silver properties. Daugherty Resources officially changed its name in 1998 from Alaska Apollo Resources, Inc. to Daugherty Resources, Inc. Originally formed in 1979 to develop gold properties in Alaska, Daugherty Resources, through its 1993 acquisition of Daugherty Petroleum, Inc. ("Daugherty Petroleum"), has acquired substantial oil and gas interests in the Appalachian and Illinois Basins.

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

Recent Developments During 2001

         On July 19, 2001, Daugherty Petroleum executed a new credit facility with KeyBank National Association that provides a line of credit up to $10,000,000 with immediate access to $2,250,000 and increases based upon periodic reviews of the financial position of Daugherty Petroleum. The facility is for a term of 36 months with interest at KeyBank's Base Lending Rate plus 1.25%. The Base Lending Rate is defined as that interest rate established from time to time as the KeyBank's Base Lending Rate, whether or not such rate is publicly announced. The credit facility is secured by a first mortgage on the oil and gas properties owned by Daugherty Petroleum and a guarantee executed by Daugherty Resources. This line of credit allowed Daugherty Petroleum in the third quarter of 2001 to payoff its short-term loan to Compass Bank, and will provide capital for drilling new wells, extending its gas gathering system, and constructing additional distribution lines for Sentra.

         On July 13, 2001, Daugherty Petroleum purchased from Sentra Utility Development Group, L.P. all rights title and interest in and to certain oil and gas reserves and rights to prepaid drilling funds for the purchase of $418,785. In consideration of the assets purchased the Company issued to the sellers 227,051 shares of non-cumulative convertible preferred stock and 37,816 units of acquisition Warrants ranging from $1.75 to $4.50 per share expiring July 14, 2006.

         During 2001 Daugherty Petroleum extended its gas gathering system in the Kay-Jay and Fonde Gas Field by additional 53,928 feet of pipeline.

         For 2001 Daugherty Resources drilled a total of twenty-two (22) natural gas wells. During the fourth quarter of 2001 Daugherty Petroleum finalized three private placement drilling programs and two joint venture partnerships totaling $5.8 million that allowed Daugherty Petroleum to drill a total of twenty-seven (27) wells during the third and fourth quarters of 2001 and the first quarter of 2002.

(b) BUSINESS OF ISSUER. During the year ended December 31, 2001, Daugherty Resources engaged in primarily one industry, namely the acquisition, exploration, development, production and sale of natural gas and oil and related business activity. Daugherty Resources, through it's wholly owned subsidiary Daugherty Petroleum, pursues it's exploration and development activities through the identification and drilling of new productive wells and the acquisition of existing producing wells.

         Through Sentra, the wholly owned subsidiary of Daugherty Petroleum, retail sales of natural gas to two communities in south central Kentucky have increased during 2001 and it is the intent to expand Sentra's retail sales and distribution system during 2002. During February and March of 2001, Sentra entered into contracts with Clay Gas Utility District located in Celina and Clay County, Tennessee to manage, operate and perform certain administrative function relating to its gas distribution system. The contracts have subsequently been extended and are scheduled to expire July 31, 2003. Gross receipts from these contracts during 2001 totaled $43,883.

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

         DRILLING OPERATIONS. Daugherty Resources has primarily concentrated its drilling operations in the southern portion of the Appalachian Basin. Since 1997 Daugherty Resources has drilled 94 natural gas wells including seventeen gas wells drilled in the first quarter of 2002. Daugherty Resources believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 2001 Daugherty Resources had 26,786 net undeveloped acres.

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

         Daugherty Petroleum conducts development-drilling activities for its own account and for other investors. Since 1984, Daugherty Petroleum has sponsored private drilling partnerships. Daugherty Petroleum generally invests, as its equity contribution to each drilling partnership, a sum approximating 25
- 33% of the aggregate subscriptions received for that particular drilling partnership and up to 50% in joint venture arrangements. As a result, Daugherty Petroleum is subject to substantial cash commitments at the closing of each drilling partnership. While funds are received by Daugherty Petroleum pursuant to drilling contracts in the year of the contract, Daugherty Petroleum recognizes revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Daugherty Petroleum must compete with other oil and gas companies for private and institutional investors to fund the private placement drilling partnerships and joint ventures.

         DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS. Daugherty Resources markets substantially all of the oil and gas production from properties operated by Daugherty Petroleum for both the account of Daugherty Resources and the other working interest owners in these properties. As of March 31, 2002, approximately 40% of Daugherty Resources' natural gas production is sold on two one-year contracts that expire October 31, 2002. The two contracts, one to Stand Energy Corporation and one to Nami Resources, LLC, contain pricing provision that link monthly pricing to the Columbia Natural Gas Appalachian Index. Approximately 35% of Daugherty Resources' natural gas production is sold to Nami Resources, LLC on a month-to-month basis with the price negotiated each month. The remaining portion of Daugherty Resources' production is sold Columbia Natural Resources on two one-year contracts that contain pricing clauses tied to a Columbia Natural Resources' internal pricing formula. These contracts expire October 31, 2002. During 2001, Farm Bureau Oil Company, and South Kentucky Purchasing Company each purchased the oil sold by Daugherty Petroleum. Because alternative purchasers of oil and gas are readily available, Daugherty Resources believes that the loss of any of these purchasers would not have a material adverse effect on Daugherty Resources.

         PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. Daugherty Resources does not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. We are not a party to any labor contracts. In the Fall of 2001 Daugherty Resources filed a trademark application for NGAS that was denied due to the similarity with a mark owned by a consulting oil and gas company. Daugherty Resources has filed an appeal with the examiner and believes that it will be granted registration due to the dissimilar nature of the registrant's business and other distinguishing factors.

         NEED FOR ANY GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES. Except that we must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, we do not need to obtain governmental approval of our principal products or services.

(c) RISK FACTORS GOVERNMENTAL REGULATION OF THE OIL AND GAS INDUSTRY. Daugherty Resources' business and the natural gas industry in general are heavily regulated. The availability of a ready market for natural gas production depends on several factors beyond Daugherty Resources' control. These factors include regulation of natural gas production, federal and state regulations governing environmental quality and pollution control, the amount of natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas, protect rights to produce natural gas between owners in a common reservoir and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. Daugherty Resources believes it takes the steps necessary to comply with applicable regulations and that it is in substantial compliance with such statutes, rules, regulations and governmental orders although there can be no assurance that this is or will remain the case.

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

         REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The Natural Gas Well Head Decontrol Act (the "Decontrol Act") removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales" on or after that date. FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could re-enact price controls in the future.

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

         ENVIRONMENTAL REGULATIONS. Daugherty Resources' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend toward more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the natural gas industry in general, the business and prospects of Daugherty Resources could be adversely affected.

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

         Daugherty Resources currently operates numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although Daugherty Resources believes that it has utilized acceptable operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by Daugherty Petroleum or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and natural gas wastes. Under such laws, Daugherty Resources could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

         Daugherty Resources' expenses relating to preserving the environment during 2001 were not significant in relation to operating costs and Daugherty Resources expects no material change in 2002. Environmental regulations have had no materially adverse effect on Daugherty Resources' operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on Daugherty Resources' business, financial condition or results of operations.

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

(d) EMPLOYEES. As of December 31, 2001, Daugherty Resources had a total of nineteen (19) employees, including two (2) in accounting, five (5) in administration, two (2) in exploration and development, eight (8) in production and two (2) in natural gas distribution. Daugherty Resources' engineers and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, Daugherty Resources retains subcontractors to perform geological duties, drilling, fracturing, logging, and pipeline construction functions. Daugherty Resources' employees act as supervisors of the subcontractors. Daugherty Resources' employees are not covered by a collective bargaining agreement. Daugherty Resources considers relations with its employees to be excellent.


ITEM 2. DESCRIPTION OF PROPERTIES

(a) OFFICE FACILITIES. The principal place of business for Daugherty Resources and Daugherty Petroleum is located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509. Daugherty Petroleum leases 2,921 square feet of office space at $4,260.00 per month for a total yearly rental of $51,120.00 per year pursuant to a lease agreement, which will expire in October 2003.

(b) OIL AND GAS PROPERTIES. Daugherty Resources owns interests in oil and gas properties through Daugherty Petroleum with said properties being located in Kentucky, Tennessee and Louisiana. For information concerning oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see tables set forth below and "Notes to Financial Statements" included in this report. Daugherty Resources did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission for the years ended December 31, 1999, 2000 and 2001.

         PRODUCTION. The following table shows Daugherty Resources' net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last three years. The average production cost (lifting cost) per equivalent Mcfe was lower in 2001 because of operating efficiencies.


                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                              2001          2000         1999
                                              ----          ----         ----
Production (1):
     Oil (MBbls)                              15.879        11.621         7.458
     Natural Gas (MMcf)                      219.429       216.503       135.890
     Equivalent MMcfe (2)                    314.703       286.229       180.640
Average sales Price:
     Oil (per Bbl)                          $ 23.870     $ 23.7200     $ 16.100
     Average Natural Gas Price (per Mcf)    $  4.115     $  2.5789     $  2.610
Average production cost (lifting cost)
per equivalent Mcfe (3)                     $  0.650     $  0.7700     $  0.670

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


         PRODUCTIVE WELLS AND ACREAGE. The table below shows the number of Daugherty Resources' productive gross and net wells at December 31, 2001.

                                                WELLS
                                                -----
                                 GAS                              OIL
                                 ---                              ---
                        GROSS            NET              GROSS           NET
                        -----            ---              -----           ---

Kentucky                 168            66.512              41           32.0461
Tennessee                 14             7.000              10            5.0000
Louisiana                  1              .225               3             .3750
                       -----          --------            ----         ---------
Total                    183            73.737              53           36.6394

         NATURAL GAS LEASES UNDEVELOPED ACREAGE. The following table sets forth, as of December 31, 2001, the acres of developed and undeveloped natural gas and oil properties in which Daugherty Resources had an interest, listed alphabetically by state.

                         DEVELOPED ACREAGE             UNDEVELOPED ACREAGE
                         -----------------             -------------------
                     GROSS               NET        GROSS               NET
                     -----               ---        -----               ---

Kentucky             26,780              9,376      18,353             16,059
Louisiana               180                 23         440                272
Tennessee             2,056              1,614      12,300             10,455
                   --------            -------    --------            -------
Total                29,024             11,012      31,093             26,786


         DRILLING ACTIVITIES. During the last three years ending December 31, 2001, Daugherty Petroleum participated in the drilling of 51 gross wells (14.7845 net wells). All of these wells were completed as wells capable of producing gas in commercial quantities. Drilling was primarily concentrated on two farmouts, described below, from Equitable Production Company in Knox and Bell Counties, Kentucky.

         The following table summarizes Daugherty Resources' development drilling activity for the years ended December 31, 1999, 2000, and 2001. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                     TOTAL                           PRODUCTIVE                            DRY
                     -----                           ----------                            ---
            DRILLED            NET          DRILLED               NET            DRILLED           NET
            -------            ---          -------               ---            -------           ---
1999               5          1.9500              5              1.9500             0                0
2000              24          7.1345             24              7.1345             0                0
2001              22          5.7000             22              5.7000             0                0
                ----        --------           ----            --------           ---              ----
Total             51         14.7845             51             14.7845             0                0


         KAY JAY FARMOUT, KNOX & BELL COUNTIES, KENTUCKY. The Kay Jay Farmout consists of approximately 14,000 acres. Several wells surround the acreage. The Kay Jay Field produces natural gas from the Maxon Sand, Big Lime, Borden, Devonian Shale and Clinton Formations. Oil is produced from the Maxon Sand. In late 1996, Daugherty Petroleum successfully extended the Field onto its acreage. Daugherty Resources has drilled 64 wells on this acreage, 45 of which are currently producing. The remaining 19 are scheduled for completion in the near future or have been completed and are waiting on a gathering line. All wells drilled on the acreage have encountered natural gas. Daugherty Petroleum has extended its gathering system on the acreage by installing 41,878 feet of pipeline in 2001. Daugherty Petroleum's gathering system is connected to the Columbia Natural Resources (CNR) pipeline system. Under the Kay Jay Farmout Agreement Daugherty Petroleum has a four (4) well drilling commitment per year.

         HATFIELD GAP FARMOUT, BELL COUNTY, KENTUCKY. The Hatfield Gap Farmout consists of approximately 3,900 acres that adjoins the Hatfield Gap Field operated by CNR, which produces from the Big Lime and Devonian Shale Formations. Just southwest of the Hatfield Gap Field is the Days Chapel Field, which was for a number of years the most prolific oil field in the State of Tennessee. As of the end of 2001 Daugherty Resources had drilled 17 successful gas wells on this acreage, with 12 producing and the remaining 5 scheduled for completion. Under the Hatfield Gap Farmout Agreement Daugherty Petroleum has a four (4) well and drilling commitment per year.

         HUBER LEASE, CLAIBORNE COUNTY TENNESSEE. On June 1, 2000 Daugherty Petroleum acquired a 12,300 acre lease that joins the Hatfield Gap Field to the south located in Claiborne County, Tennessee. The lease is for a term of 10 years. No wells have yet been drilled on this lease by Daugherty Petroleum.

         LETCHER COUNTY FARMOUT, LETCHER COUNTY, KENTUCKY. The Letcher County Farmout consists of approximately 7,500 acres. The Farmout was obtained on November 27, 2001 from Equitable Production Company and Kentucky River Coal Company. The Farmout contains a drilling commitment of 5 wells per year with a requirement that the initial well be drilled on or before June 30, 2002. This acreage is adjacent to the Roxana Oil Field.

         PRESENT DRILLING ACTIVITY. During the first quarter of 2001 Daugherty Petroleum participated in the drilling of 17 gross wells (4.45 net wells). All these wells were completed as wells capable of producing gas in commercial quantities.

         NET PROVED NATURAL GAS AND OIL RESERVES. All of Daugherty Resources' oil and natural gas reserves are located in the United States. Daugherty Resources' approximate net proved reserves were estimated by Wright & Company, Inc., independent petroleum engineers, ("Wright & Company"), to be as follows:

                                          YEAR ENDED DECEMBER 31
                                          ----------------------
                                     2001           2000           1999
                                     ----           ----           ----
Mcf of Natural Gas:               15,021,732     13,972,304     11,606,757
Bbls of Oil:                         132,768         93,663         66,772


         These reserves were prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 2001 to December 31, 2001, is contained within Note 21 of the Notes to the Consolidated Financial Statement.

         NET DEVELOPED NATURAL GAS AND OIL RESERVES. Daugherty Resources' approximate net developed reserves were estimated, by Wright & Company to be as follows:

                                          YEAR ENDED DECEMBER 31
                                          ----------------------
                                     2001          2000          1999
                                     ----          ----          ----
Mcf of Natural Gas                 5,881,153     4,424,552     3,242,748
Bbls of Oil:                         123,196        83,774        66,722


         ADDITIONAL RESERVES. Between December 31, 2001 and March 31, 2002 Daugherty Resources drilled seventeen (17) wells, which will result in an increase in estimated reserves as reported for the period ending December 31, 2001.

         STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED NATURAL GAS AND OIL RESERVES. The standardized measure of discounted (10%) future net cash flows attributable to Daugherty Resources' proved oil and gas reserves, without giving effect to future estimated income tax expenses, was estimated by Wright & Company in 2001, 2000, and 1999 to be as follows:

                                                  YEAR END DECEMBER 31
                                                  --------------------
                                            2001          2000           1999
                                            ----          ----           ----
Discounted (10%) Future Net Cash Flows   $4,869,708    $20,084,830    $5,517,481

         These amounts are based on year-end prices at the respective dates. The gas price used by Wright & Company in the reserve estimations at December 31, 2001 was $2.38/MCF. As a comparison, the gas price used by Wright & Company in the reserve estimations at December 31, 2000 was $5.126/MCF. The lower gas price on December 31, 2001 caused the Discounted Future Net Cash Flow from PUD reserves to be a negative $405,579 on 9,547,749 MCF as compared to a Discounted Future Net Cash Flow from PUD reserves on December 31, 2000 that was $11,414,898 on 9,140,579 MCF. The negative value was included in the totals because, while some of the PUD reserves were not considered economically viable at $2.38/MCF using a discount rate of 10%, at lower discount rates and higher natural gas prices these PUD reserves have a significant value to the Company. The Discounted Future Net Cash Flow from Proved Developed Reserves at year-end 2000 was $8,669,927 as compared to $5,275,287 at year-end 2001. The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

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

         RESERVES PLEDGED. Daugherty Petroleum has pledged its interests in its Appalachian Basin wells to secure a loan with KeyBank National Association as discussed in Item 6 under Commitments and Source of Funds.

         TITLE TO NATURAL GAS AND OIL PROPERTIES. As is customary in the natural gas and oil industry, little or no investigation of title other than preliminary review of local mineral records or a perfunctory title examination is conducted at the time the properties believed to be suitable for drilling operations are acquired by Daugherty Petroleum. Prior to the commencement of drilling operations, an extensive title examination is conducted and curative work is performed with respect to defects, which Daugherty Resources deems to be significant. Daugherty Petroleum believes that the methods utilized for investigating title prior to acquiring any property are consistent with practices customary in the oil and natural gas industry and that such practices are adequately designed to enable us to acquire good title to properties. However, some risks cannot be avoided, despite the use of customary industry practices. A title examination has been performed with respect to substantially all of Daugherty Resources' producing properties. No single property owned by Daugherty Resources represents a material portion of Daugherty Resources' holdings.

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

(c) GOLD AND SILVER PROPERTIES

         The Apollo-Sitka claims and mill site and the Shumagin claims, referred to as the Unga Island Project is located 579 miles southwest of Anchorage, Alaska, on Unga Island, one of the Shumagin Islands on the easterly island group in the Aleutian Chain. The head of Baralof Bay, the present landing point for the Project, is approximately 10.5 miles by boat from the City of Sand Point harbor and 6 miles by air from the Sand Point airport. The mining properties cover over 381 acres, and are situated on 15 federal patented lode claims and one federal patented mill site claim (the "Apollo-Sitka Claims," which consist of approximately 280 acres) and six State of Alaska mining claims (the "Shumagin Claims," which consist of approximately 101 acres). A three-mile road connects the two claim groups.

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

         Daugherty Resources, Inc., through its predecessor companies and subsidiaries acquired its interest in the two mining properties pursuant to a Lease/Purchase Option Agreement with Azel L. Crandall in 1979. This Agreement was converted to a Sales Contract in 1986, whereby Daugherty Resources agreed to purchase the mining properties from Mr. Crandall for $854,818, with $50,000 to be paid in 1987, and $24,000 to be paid in years 1988, 1989, and 1990. On May 1, 1990, Alaska Apollo further agreed to pay Mr. Crandall $2,000 per month until the aggregate amounts received by Mr. Crandall, including any royalty payments, equal the amount of the purchase price. No interest is due under the Agreement. The amount owed Mr. Crandall under this Agreement on December 31, 2001, was $462,818. Alaska Apollo also agreed to pay Mr. Crandall a four percent net smelter revenue royalty, which would be credited against any balance remaining under the Purchase Contract.

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

         Daugherty Resources has conducted no additional exploration work on the properties since 1996 because of the low price of gold. Since 1979, Daugherty Resources has spent in excess of $11,200,000 on land acquisition, exploration, engineering and conceptual studies, and buildings, equipment and machinery. In March 2000, Daugherty Resources retained SRK Consulting an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices and Balfour Holdings, Inc. to conduct an appraisal of the gold and silver properties. SRK Consulting in its April 4, 2000 report entitled "Unga Island Project Resource and Reserve Review" concluded that Daugherty Resources' gold and silver properties cannot be classified as a Reserve, either Proven or Probable and should be reclassified as "Mineral Inventory (which according to SEC requirements should be Mineralized Material). In its April 2, 2000 report "Valuation of the Unga Island Gold-Silver Project, Alaska", Balfour Holdings determined that the gold and silver properties have a "Fair Market Value of $4,450,000". The difference in total past expenditures and current Fair Market Value is attributed to Daugherty Resources' reclassification of the gold and silver properties to a Mineralized Material, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., Daugherty Resources had recorded impairment to the value of the gold and silver properties reducing its value to $4,450,000. The SEC staff has historically considered appraisals not supported by a full economic feasibility report to be an opinion and prohibited its disclosure. Daugherty Resources has presented the "Fair Market Value" stated in the Balfour report for the sole purpose of illustrating the adjustments made in previous filings and not as an acceptable appraised value of the property. During the past several years, the U. S. Securities and Exchange Commission ("SEC"), along with other regulators and professional mining organizations, developed more stringent guidelines for defining and disclosing reserves to investors. Since the properties are not in the exploration and production stage as defined by Industry Guide 7 and the fact that little or no exploration costs have been incurred in recent periods the SEC requested that the remaining $4,450,000 exploration and acquisition costs be expensed as incurred under U. S. GAAP. Accordingly, management has, as a prior year adjustment, expensed the remaining $4,450,000 of exploration costs, acquisition costs and equipment costs by 100% resulting in a total impairment of the property to a value of $0 for accounting purposes under U. S. GAAP and Canadian GAAP and revised financial statements were filed with an amended 10-KSB/A for the year ending December 31, 2000, on March 18, 2002. (See Note 19 of the Consolidated Financial Statements.)

         Daugherty Resources has no current plans to develop the gold and silver properties itself and has been seeking either a joint venture partner to provide funds for additional exploration of its prospects or a buyer of the gold and silver properties. Joint development of the properties or finding a viable buyer will depend upon the anticipated profitability with respect to potential production mining activities and affected by the price of gold and silver, which in turn, is affected by factors such as inflation, interest rates, currency rates, global political crises and other factors beyond the control of Daugherty Resources or a potential joint venture partner or buyer.

(d) GLOSSARY OF TECHNICAL TERMS RELATING TO OIL, GAS, GEOLOGY AND RELATED MATTERS. The following terms which may have been used in the preceding discussion mean:

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

PROVED RESERVES               Oil or gas reserves that can be estimated with
                              reasonable certainty to be recoverable under current economic conditions. Proved reserves may be developed ("PDP") or undeveloped ("PUD"). In general, reserves are considered proved if commercial producability of the reservoir is supported by actual production, formation tests and/or other reservoir engineering data.

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

RESERVES That part of a oil and gas deposit that could be economically and legally extracted or produced at the time of the reserve determination.

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

                                     PART II

ITEM 5. MARKET FOR DAUGHERTY RESOURCES'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION. Daugherty Resources' Common Stock trades on the Nasdaq Small Cap Market in the United States under the symbol NGAS. There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of March 31, 2002, Daugherty Resources was authorized to issue 100,000,000 shares of the Common Stock, of which there were issued and outstanding 5,346,600 shares. No dividends were declared or paid during 2001.

QUARTER ENDED        12/31/01   09/30/01   06/30/01   03/31/01   12/31/00   09/30/00   06/30/00   03/31/00
Low Bid Price          $0.82      $1.05      $1.77     $1.688     $1.656      2.281      1.125      1.250
High Bid Price         $0.89      $1.12      $1.77     $1.688     $2.906      3.375      3.875      2.625


         As of March 29, 2002, the high and low bids with respect to the price of the Common Stock were $0.81 and $0.84, respectively. The Nasdaq Small Cap Market quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. As of December 31, 2001, there were 3,150 holders of record of the Common Stock, of whom 3,071 were United States shareholders holding a total of 4,591,810 shares representing approximately 92.5 percent of the issued and outstanding shares of the Common Stock.

(c) DIVIDENDS. Daugherty Resources has not paid dividends on it's stock and does not expect to pay dividends in the foreseeable future.

(d) RECENT SALES OF UNREGISTERED SECURITIES. Unregistered securities sold within the last three years in the private transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2):

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

         On October 27, 2000, Daugherty Resources issued 4,607, 10,500 and 500 options to Eugene Mauck, W. Russell Curren and Christopher Scheich, respectively, for the purchase of an equal number of shares of common stock at the option price of $2.1250 per share. The options were issued as an incentive in the performance of consulting and marketing services and expire on October 27, 2003.

         On October 27, 2000, Daugherty Resources issued 50,000 options to Henry
S. Belden for consulting services. The options were for an equal number of common shares at an option price of $1.50 per share and will expire on October 27, 2003.

         On December 1, 2000, Daugherty Resources, Inc. issued 18,744 restricted preferred shares to Edward P. Kemper an unrelated party for the acquisition of working interest in natural gas wells.

         During 2000, Daugherty Resources, Inc. issued a total of 70,435 restricted shares of common stock for converted preferred shares; 5,955 restricted shares for the exercise of warrants and options, all such conversions relating to the Environmental Energy, Inc. transaction.

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

         Effective December 31, 2000, DPI purchased partnership assets from KGP consisting of working interests in 14 gross natural gas wells (3.4539 net wells) located in Knox and Bell Counties, Kentucky and rights to receive funds related to the well interests and satisfied its obligation to drill additional wells on behalf of KGP. The purchased assets were valued at $920,400 based on the net discounted cash flows of the oil and gas reserves. The cash flows were discounted at a rate of 10% before taxes. In consideration, the company issued 336,192 shares of preferred stock that is convertible to common stock on a share-for-share basis. Also, 390,320 warrants were granted for shares of the company that are exercisable at a range of $1.75 to $4.50 per share. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

2001
----

         On July 13, 2001, Daugherty Petroleum purchased from Sentra Utility Development Group, L.P. all rights title and interest in and to certain oil and gas reserves and rights to prepaid drilling funds for the purchase price of

$418,785. In consideration of the assets purchased Daugherty Resources issued to the sellers 227,051 shares of non-cumulative convertible preferred stock and 37,816 units of acquisition Warrants representing a total of 302,528 shares of underlying common stock ranging from $1.75 to $4.50 per share and expiring July 14, 2006.

         On July 31, 2001, Grammer Industries, Inc., an Indiana corporation, executed a Subscription Agreement for the purchase of 62,500 shares of restricted common stock at $2.00 per share for total consideration of $125,000.



         In August 2001, Daugherty Resources completed the mandatory conversion of 1,073,740 shares of preferred stock held by former partners of the Environmental Energy Partnerships and issued a total of 1,202,570 shares of underlying common stock which represented the one for one conversion of the preferred stock together with additional shares representing a 12% conversion bonus provided in the January 26, 1999, Agreement of Purchase and Sale between Environmental Energy, Inc. and related partnerships, Sellers, Daugherty Petroleum, Inc., Buyer, and Daugherty Resources, Inc. as Accommodating Party.

         In October 2001, Daugherty Resources issued 1,083 shares of restricted common stock to Ken-Tex Oil & Gas, Inc. in partial consideration for the acquisition of additional well interests pursuant to the October 13, 1999, Agreement for Purchase and Sale between Ken-Tex Oil & Gas, Inc., Seller and Daugherty Petroleum, Inc., Buyer, and Daugherty Resources, Inc. as Accommodating Party.

         In December 2001 Daugherty Resources issued, 166,906 restricted warrants to various broker-dealers as a marketing incentive. Fifty percent of the warrants were issued at a price at 10% above the 20 day average closing price of Daugherty Resources stock immediately prior to the final closing of partnership escrow and 50% of the warrants at a price at 20% above the 20 day average closing price of the stock. A total of 9,053 warrants were issued at a price of $2.10 per share, 9,053 at $2.20 per share, 74,400 at $1.12 per share and 74,400 at $1.22 per share. All warrants expire December 31, 2004.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

         The following is a discussion of Daugherty Resources' financial condition and results of operations. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 32). In addition, specific reference is made to "Note 17, United States accounting principals, page XXXIV of the Financial Statements filed as an exhibit under Exhibit 27 of this report.

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

RESULTS OF OPERATIONS
Fiscal 2001-2000

         For the year ending December 31, 2001, Daugherty Resources' gross revenues increased $1,008,187 to $7,157,494 from $6,149,307 for the same period in 2000. Daugherty Resources experienced a net loss from continuous operations of $327,258 for 2001 compared to net loss of $251,572 for 2000.

         In 2001 Daugherty Resources' gross revenues were derived from drilling contract revenues of $5,568,837 (78%), from natural gas and oil operations and production revenues of $890,662 (12%), and gas transmission and compression revenue of $697,995 (10%).

         The increase in gross revenues of $1,008,187 was primarily attributable to an increase in contract drilling and gas transmission and compression. Revenues from contract drilling increased by $494,293 from $5,074,544 for the year ending December 31, 2000 to $5,568,837 for the year ending December 31, 2001. Revenue from oil and gas production increased by $56,679 from $833,983 for the year ending December 31, 2000 to $890,662 for the year ending December 31, 2001. Revenue from Daugherty Resources' equity share of oil and gas partnerships increased $131,863 from $106,256 to $238,119. Revenue from gas transmission and compression increased by $457,215 from $240,780 for the year ending December 31, 2000 to $697,995 for the year ending December 31, 2001. The increase in revenues from contract drilling was primarily attributable to more expensive wells being drilled, which in turn was primarily attributable to higher energy prices, creating more interest of investors and joint venture partners in drilling activities.

         The minor increase in oil and gas revenue was due to an increase in oil and gas production in 2001 offset by a decrease in oil and gas prices during the last three quarters of 2001. An increase in the volume of oil and gas production was attributable to more wells being drilled and placed into production in 2001 and an increase in revenue from well operations due to the increase in the number of wells in 2001 as compared to 2000.

         During 2001, total direct costs increased by $551,552 to $4,271,497 compared to $3,719,945 in 2000. These direct costs included drilling and related costs for twenty-two natural gas wells drilled in 2001 compared to 24 wells drilled in 2000. During 2001, contract drilling expenses increased by $205,771 to $3,051,517 for the year ending December 31, 2001 compared to $2,845,746 for the year ending December 31, 2000. Oil and gas production and lease operating expenses increased by $18,886 to $740,479 for the year ending December 31, 2001 compared to $721,593 for the year ending December 31, 2000. Gas transmission and compression expenses increased by $326,895 to $479,501 for the year ending December 31, 2001 from $152,606 for the year ending December 31, 2000. These increases in costs were primarily attributable to drilling deeper, more expensive wells, increased operating costs, and increased gas costs in the Sentra utility operations.

         On June 25, 2001, at the Annual General Meeting the following was approved:

         - The number of the directors to serve for the coming year were fixed at three.

         - William S. Daugherty, Charles L. Cotterell and James K. Klyman were elected as Directors.

         - The appointment of Kraft, Berger, Grill, Schwartz, Cohen & March as auditor for Daugherty Resources was ratified.

         - The 2001 Stock Option Plan of Daugherty Resources for the issuance of up to 3,000,000 shares of underlying common stock was approved by a majority of the shareholders.

         - The execution of a firm underwriting agreement with Keane Securities, Inc. for the offering of up to 5,000,000 shares of Common Stock (initially consisting of 1,000,000 units each consisting of three shares of Common Stock, one Redeemable Class A Warrant and one Redeemable Class B Warrant) was approved by the majority of shareholders. This underwriting agreement has not been executed.

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

         During 2000, total direct costs increased by $2,940,365 to $3,719,945 compared to $779,580 in 1999. These direct costs included drilling and related costs for twenty-three natural gas wells drilled in 2000 which was a 360% increase in the number of wells drilled in 1999. During 2000, contract drilling expenses increased by $2,475,030 to $2,845,746 for the year ending December 31, 2000 compared to $370,716 for the year ending December 31, 1999. Oil and gas production and lease operating expenses increased by $387,325 to $721,593 for the year ending December 31, 2000 compared to $334,268 for the year ending December 31, 1999. Gas transmission and compression expenses increased by $74,010 to $152,606 for the year ending December 31, 2000 from $74,596 for the year ending December 31, 1999. These increases in costs were primarily attributable to drilling and completing, operating and leasing expenses associated with twenty-four wells drilled in 2000 compared to 5 wells drilled in 1999.

LIQUIDITY

         In order to provide more liquidity and working capital, Daugherty Resources has continued to seek oil and gas acquisitions and drill wells in its area of interest. During 2001 management continued to invest in areas that are crucial to developing an infrastructure suitable for the future growth of the Company, positioning Daugherty Resources to take advantage of growth by acquisition and drilling.

         Daugherty Resources' working capital balance is not a good indicator of liquidity because it fluctuates as a result of the timing and the amount of drilling the Company is are able to finance. Working capital as of December 31, 2001 was a negative $2,003,165. This compares to a negative $2,657,222 as of December 31, 2000 and a negative $2,816,687 as of December 31, 1999. Historically oil and gas activities have been funded from cash flow, bank borrowing, equity capital and the sale of well interests in joint venture partnerships.

         At December 31, 2001, and compared to December 31, 2000, current assets increased by $2,087,466 to $2,900,470. This compares to $813,004 at December 31, 2000. Cash balances increased $1,817,760 from $426,660 to $2,244,420; accounts receivable balances increased $72,655 from $350,704 to $423,359. Other current assets increased $197,050 from $35,640 to $232,691.

         At December 31, 2001 and compared to December 31, 2000 current liabilities increased by $1,443,409, from $3,470,226 to $4,903,635. Short term loans decreased $950,832 from $1,330,679 to $379,847, customer drilling deposits increased $2,295,714 from $558,986, to $2,854,700; accounts payable and accrued liabilities increased $88,527 from $1,580,561 to $1,669,088.

         Several factors influenced the changes in liquidity. Historically the reserve-based loan to Compass Bank had always been classified as current bank debt. In July 2001 the Compass Bank debt was paid in full with funds from a line of credit from KeyBank National Association, Canton, Ohio. The KeyBank facility matures July 30, 2004, so the reserve-based loan was reclassified as long-term debt, which improved liquidity because of the reclassification. The increase in current assets was due primarily to an increase in cash from customers drilling deposits, which indicate more investor interest in Daugherty Petroleum's drilling programs.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, result of operations or liquidity in future periods due to the following:

         - The drilling activity in the last quarter 2001 and first quarter 2002 will result in substantially more oil and gas production to our Company. In the last quarter 2001 Daugherty Petroleum drilled six (6) successful wells and in the first quarter 2002 drilled seventeen (17) successful wells. At the end of the year 2001 gas prices had decreased, however, as of March 29, 2002, prices have rebounded to reflect market demand and these increased prices will positively affect oil and gas revenue.

         - Procurement of additional reserves by drilling and acquisitions is expected to enhance the ability of Daugherty Resources to secure long term financing, increased lines of credit, and equity participation with industry partners. However, significant decreases in the price of natural gas may result in a decrease in drilling activity, resulting in fewer reserves being acquired and may lessen the ability of Daugherty Resources to attract and secure financing, lines of credit or equity partners.

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

         A significant amount of revenue is received from related party transactions whereby Daugherty Petroleum sponsors and conducts development drilling programs for its own account and for others. Generally, most of the revenue from contract drilling activity is received from drilling partnerships formed and managed by Daugherty Petroleum as managing general partner. Typically, the investor partners own a 75% interest in the partnerships and Daugherty Petroleum retains a 25% interest for its equity contribution to each drilling program. For 2001 Daugherty Petroleum sponsored a total of three drilling programs having total subscriptions of $5.8 million of partnership units that allowed Daugherty Petroleum to drill a total of thirty-five (35) wells by March 31, 2002. Daugherty Petroleum may also enter into joint venture arrangements with industry partners or a small group of investor partners and retain up to a 50% working interest in any wells drilled. As a result Daugherty Petroleum is subject to substantial cash commitments at the closing of the partnership or joint ventures.

         Upon the closing of a drilling partnership or joint venture each program will execute a Turnkey Drilling Contract and Operating Agreement with Daugherty Petroleum to drill and operate the partnership wells at costs and fees comparable to those of other independent oil and gas companies drilling and operating similar wells in the same geographical area. Most of the drilling and development funds are received by Daugherty Petroleum under the Turnkey Drilling Contract upon partnership funding but because the wells produce for a number of years Daugherty Petroleum will continue in a fiduciary relationship as the managing or co-managing general partner and as operator of the wells.

         In addition, Daugherty Petroleum also receives revenues from production revenue from its equity position in each well together with revenue associated with the transmission and compression of the natural gas. A portion the natural gas production is handled by Knox Compression, a limited liability company owned by the management of Daugherty Petroleum.

         Although Daugherty Petroleum believes that all transactions involving or related to the drilling partnerships, including the costs, expenses and fees charged by Daugherty Petroleum, are comparable with the transactions of companies similarly situated and represent the conditions of competitive free market dealings the transactions involve related parties and cannot be presumed to be carried out on an arm's length basis.

         To a large extent, the level of the drilling and development activity of Daugherty Petroleum is dependent upon the amount of subscriptions in its drilling partnerships and the level of participation with other joint venture partners. Daugherty Petroleum benefits through such arrangements by its receipt of revenue from the contract drilling activities and through its share in the revenues produced by the developed properties. No assurance can be given that Daugherty Resources will continue to have access to funds generated through these financing vehicles.

COMMITMENTS AND SOURCE OF FUNDS

         Over the years Daugherty Resources have held negotiations with several financial institutions with the intent of securing necessary financing. On September 1, 1999, Daugherty Petroleum secured a $1 million line of credit from

Compass Bank, Houston, Texas. This note was categorized as short-term debt despite the fact that it historically had been renewed annually. On July 19, 2001, Daugherty Petroleum secured a $10 million credit facility with KeyBank National Association. The amount available under this new credit facility is subject to a calculated borrowing base determined by the value of Daugherty Petroleum's proved developed oil and gas reserves. On December 31, 2001 the borrowing base was $2.25 million and the balance on the loan was $2,006,733. The loan matures July 30, 2004 and is subject to customary covenants and restrictions. Payments are interest only and payable monthly until maturity.

         Other long-term debt is a convertible debenture in the amount of $850,000. The instrument pay 10% interest only due semiannually and has a feature that allows the holders to convert to common stock at $2.71 per share. The debenture matures July 31, 2004 and is secured by a second lien on Daugherty Petroleum's gold reserves.

         As of December 31, 2001, $462,818 was owed to the Azel L. Crandell Estate. The note is payable $2000 monthly, bears no interest and is secured by a first lien on the gold reserves.

         Daugherty Resources intends to focus on raising capital through expanded use of private placement drilling programs and joint ventures to fund increased natural gas drilling in 2002. Typically Daugherty Petroleum participates in the joint ventures and partnerships by retaining 25% to 50% of each well drilled. In order to participate at those levels in 40 wells planned in 2002 approximately $2 million of capital will be required. Assuming participation in 40 wells, Daugherty Petroleum will need to extend its gathering system by 100,000 feet, requiring an investment of $300,000.

         In addition, in order to focus on a leasing program that will support plans for the current and future drilling activities, approximately $300,000 will be required for leasehold costs in 2002.

         Sentra has budgeted $150,000 to expand the current pipeline system and customer base in the Gamaliel and Fountain Run utility systems.

         In order to continue the growth experienced in the past few years, Daugherty Resources plans to finance these activities with oil and gas sales, revenue from drilling contracts, equity capital, sales of natural gas to Sentra's customer base and by increasing the borrowing base at its credit facility with KeyBank.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 7 appears on pages I through XXXIV of this Report, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF DAUGHERTY RESOURCES

         Set forth below is the directors and executive officers of Daugherty Resources, together with their ages as of the date of this Report. Each director is elected for a one-year term and serves until his successor is elected and qualified.

        NAME           AGE                POSITION                DIRECTOR SINCE
        ----           ---                --------                --------------
William S. Daugherty    47    Chairman of the Board, President    September 1993
                              and Chief Executive Officer
James K. Klyman         47    Director                               May 1992

Charles L. Cotterell    77    Director                               June 1994
D. Michael Wallen       47    Vice President and Secretary              N/A


         A description of the business experience during the past several years for each of the directors and executive officers of Daugherty Resources and certain significant employees of Daugherty Resources is set forth below.

         WILLIAM S. DAUGHERTY, age 47, has served as Director, President and Chief Operating Officer of Daugherty Resources since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of Daugherty Resources. Mr. Daugherty is past president of the Kentucky Oil and Gas Association, the Kentucky Independent Petroleum Producers Association, and also serves as the Governor's Official Representative to the Interstate Oil and Gas Compact Commission and as a member of the Kentucky Energy Council. Mr. Daugherty spends approximately 10 days per year in these voluntary leadership roles. Mr. Daugherty holds a B. S. Degree from Berea College, Berea, Kentucky.

         JAMES K. KLYMAN, age 47, has been a director since May 1992. For the past seven years Mr. Klyman has been a computer software designer and programmer specializing in applied information technology.

         CHARLES L. COTTERELL, age 77, has been a director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky. He is a Vice President of Konal Engineering Co., Ltd., is a past director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

         D. MICHAEL WALLEN, age 47, joined Daugherty Petroleum in March 1995, as Vice President of Engineering and was elected a Vice President of Daugherty Resources in March 1997. Prior to joining Daugherty Resources, Mr. Wallen served as the Director of the Kentucky Division of Oil and Gas for six years. Prior to serving as Director of the Kentucky Division of Oil and Gas, he worked as well drilling and completion specialist and as a gas production engineer in the Appalachian Basin for various operating companies. Mr. Wallen currently serves as President of the Kentucky Oil and Gas Association, a statewide trade association. Mr. Wallen spends approximately 12 days per year in this voluntary leadership role. Mr. Wallen holds a B. S. Degree from Morehead State University, Morehead, Kentucky.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act") requires Daugherty Resources' directors and executive officers, and persons who own more than 10 percent of a registered class of Daugherty Resources' equity securities, to file with the Securities and Exchange Commission (the "Commission") and the


Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of Daugherty Resources. Directors, officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish Daugherty Resources with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Daugherty Petroleum, Inc. under Rule 16a-3(b) during 2001, and Forms 5 and amendments thereto furnished to Daugherty Petroleum with respect to 2001, Daugherty Petroleum is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of Daugherty Petroleum registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during such year.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2001, 2000 and 1999 for services in all capacities rendered to Daugherty Resources by William S. Daugherty, the Chief Executive Officer of Daugherty Resources and D. Michael Wallen, Vice President of Daugherty Resources. There was no other person serving as an executive officer of Daugherty Resources at December 31, 2001, whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                            LONG TERM
                                                                                               COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR      SALARY         BONUS         OTHER ANNUAL     RESTRICTED      OPTIONS #
---------------------------      ----      ------         ------        ------------     ----------     ----------
                                                                        COMPENSATION     STOCK AWARD
                                                                        ------------     -----------
William S. Daugherty             2001     $131,250      $56,250 (1)         $0 (5)            0             0
Chairman and President           2000     $ 98,077      $56,250 (2)       $616 (5)            0         100,000 (4)
                                 1999     $ 75,000      $12,500 (3)       $364 (5)            0             0
D. Michael Wallen                2001      $77,110      $56,250 (6)         $0 (8)            0             0
Vice President                   2000      $64,377      $46,250 (7)       $616 (8)            0         100,000 (9)

-----------------
(1) The bonus was in the form of 37,500 shares of the Common Stock valued at $1.50 ($US) per share.
(2) The bonus was in the form of 25,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25(U.S.) per share, respectively.
(3) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(4) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share. The options expire five years from the date granted.
(5) Mr. Daugherty is indebted to Daugherty Resources on four promissory notes (See footnote 1 at Item 12) bearing an interest rate of 4.75% to 6% per annum. Assuming a market rate of 4.75% per annum for a comparable loan Mr. Daugherty received no additional benefit during 2001, while in previous years, when it was assumed that 9% per annum was the market rate, he received $364 and $616 per annum for the respective years of 1999 and 2000.
(6) The bonus was in the form of 37,500 shares of the Common Stock valued at $1.50 ($US) per share.
(7) The bonus was in the form of 15,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25 (U.S.) per share, respectively.
(8) Mr. Wallen is indebted to Daugherty Resources on three Promissory Notes (See footnote 2 at Item 12) bearing an interest rate of 4.75% to 6% per annum. Assuming a market rate of 4.75% per annum for a comparable loan Mr.
    Wallen received no additional benefit during 2001, while in 2000, when it was assumed that 9% per annum was the market rate, he received $616 per annum.
(9) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources, Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share and expire five years from the date granted.


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

STOCK OPTIONS

         Daugherty Resources did not grant stock options to officers during 2001. The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by William S. Daugherty and D. Michael Wallen as of December 31, 2001.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

NAME                               NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
----                               ---------------------                 ---------------------------------
                              OPTIONS AT FISCAL YEAR-END (#)               OPTIONS AT FISCAL YEAR-END ($)
                              ------------------------------               ------------------------------
                                 EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
                                 -------------------------                   -------------------------

William S. Daugherty                  525,555/44,445                                   $0/$0

D. Michael Wallen                        140,000/0                                     $0/$0


         The following is a summary of options that have been granted by Daugherty Resources to William S. Daugherty and D. Michael Wallen during the course of their employment. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock, which was effective June 29, 1998.

         Mr. Daugherty received options to purchase 40,000 shares of the Common Stock in 1994 exercisable at $9.50 per share in increments of 10,000 shares each on December 10, 1994, 1995, 1996, and 1997. These options expired December 10, 1998. In February 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on February 27, 1995, 1996, 1997, and 1998. As of December 31, 2001, a portion of these options covering 20,000 shares had expired. Additionally, on December 27, 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on December 27, 1995, 1996, 1997, and 1998. As of December 31, 2001, a portion of these options covering 20,000 shares had expired. All options authorized in favor of Mr. Daugherty in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. On June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Daugherty covering 40,000 shares of the Common Stock vesting and exercisable in 10,000 share increments on June 28, 1996, 1997, 1998 and 1999. All options authorized in favor of Mr. Daugherty in 1996 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment on the vesting date. As of December 31, 2001, a portion of these options covering 10,000 shares had expired. On March 7, 1997, pursuant to an Incentive Stock Option Agreement between the Company and Mr. Daugherty, the Administrative Committee of the Alaska Apollo Resources Inc. 1997 Stock Option Plan granted Mr. Daugherty options to purchase 400,000 shares of the Common Stock exercisable at $1.546875 per share. Options for 71,111 shares vested on March 7, 1997, with 71,111 shares vesting on January 1, 1998, 1999, 2000, and 2001, and the remaining 44,445 shares vesting on January 1, 2002. These options are contingent upon Mr. Daugherty's employment with the Company on the vesting dates. They expire on March 7, 2002. Pursuant to the 1997 stock option plan of Alaska Apollo Resources, Inc., on April 28, 2000, the Board of Directors authorized a grant of Options to purchase 100,000 shares of common stock to Mr. Daugherty vesting immediately, exercisable at $1.25 per share and expiring five years from the date granted.

         On December 27, 1995, the Board of Directors of Daugherty Resources authorized the granting of incentive stock options covering 20,000 shares of the Common Stock for Mr. Wallen vesting and exercisable in 5,000 share increments on December 27, 1995, 1996, 1997, and 1998. All options authorized in favor of Mr. Wallen in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Wallen's employment at the time of vesting. As of December 31, 2001, a portion of these options covering 10,000 shares had expired. On June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Wallen covering 20,000 shares of the Common Stock vesting and exercisable in 5,000 share increments on June 28, 1996, 1997, 1998 and 1999. All options authorized in favor of Mr. Wallen in 1996 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Wallen's employment on the vesting date. As of December 31, 2001, a portion of these options covering 5,000 shares had expired. On June 25, 1997, the Board of Directors approved the granting of incentive stock options covering 10,000 shares of common stock to Mr. Wallen. The exercise expire is $3.25 per share, and will expire five years from the date granted. These options are contingent upon Mr. Wallen's employment with Daugherty Resources on the vesting dates. Pursuant to the 1997 stock option plan of Alaska Apollo Resources, Inc., on April 28, 2000, the Board of Directors authorized a grant of Options to purchase 100,000 shares of common stock to Mr. Wallen vesting immediately, exercisable at $1.25 per share and expiring five years from the date granted.

COMPENSATION OF DIRECTORS

         Daugherty Resources compensates its non-employee directors for their services to Daugherty Resources in the form of shares of the Common Stock registered pursuant to Form S-8 promulgated by the Commission. Daugherty Resources also reimburses its directors for expenses incurred in attending board meetings. Daugherty Resources paid the non-employee directors the following amounts during fiscal year 2001: Charles L. Cotterell and James Klyman each received 3,000 shares of the Common Stock valued at $1.50 (U.S.) per share.

         AGGREGATED FISCAL YEAR-END OPTION VALUES

NAME                                 NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
----                                 ---------------------                 ---------------------------------
                                OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
                                ------------------------------              ------------------------------
                                   EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
                                   -------------------------                   -------------------------
James K. Klyman                            29,000/0                                      $0/$0
Charles L. Cotterell                       29,000/0                                      $0/$0


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

TITLE OF CLASS             BENEFICIAL OWNER             SHARES OWNED  PERCENT OF
--------------             ----------------             ------------  ----------
                                                        BENEFICIALLY    CLASS
                                                        ------------    -----

 Common Stock    William S. Daugherty                    547,500 (1)     9.94
                 121 Prosperous Place, Suite 201
                 Lexington, Kentucky 40509

                 D. Michael Wallen                       273,100 (2)     4.98
                 120 Prosperous Place, Suite 201
                 Lexington, Kentucky 40509

                 Charles L. Cotterell                     51,540 (3)     0.96
                 120 Prosperous Place, Suite 201
                 Lexington, Kentucky 40509

                 James K. Klyman                          36,000 (4)     0.67
                 120 Prosperous Place, Suite 201
                 Lexington, Kentucky 40509

                 Environmental Energy, Inc.              440,000 (5)     7.66
                 8001 Irvine Center Drive, Suite 1040
                 Irvine, CA 92618

                 Directors and executive officers as a   908,140 (6)    15.93
                 group (4 persons)

------------
(1) Includes 387,500 shares of the Common Stock, and options to acquire 160,000 shares of the Common Stock, which are currently exercisable.
(2) Includes 133,100 shares of the Common Stock and options to purchase 140,000 shares of the Common Stock, which are currently exercisable.
(3) Includes 24,540 shares of the Common Stock and options to purchase 27,000 shares of the Common Stock, which are currently exercisable.
(4) Consists of 9,000 shares of the Common Stock and options to purchase 27,000 shares of Common Stock, which are currently exercisable.
(5) Includes 40,000 shares of the Common Stock and options to purchase 400,000 shares of the Common Stock, which are currently exercisable. Environmental Energy, Inc. ("EEI") is a Delaware corporation. Larry Crowder and John Powell are the sole shareholders and officers of EEI.
(6) Includes 554,140 shares of the Common Stock, and options to purchase 354,000 shares of the Common Stock, which are currently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

         As of December 31, 2001, the aggregate indebtedness to Daugherty Resources and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by Daugherty Resources of all present and former directors, officers and employees of Daugherty Resources was $30,643.12.

NAME AND PRINCIPAL POSITION      INVOLVEMENT OF ISSUER OR     LARGEST AMOUNT OUTSTANDING DURING     AMOUNT OUTSTANDING AS OF
---------------------------      ------------------------     ---------------------------------     ------------------------
                                         SUBSIDIARY               LAST COMPLETED FISCAL YEAR            DECEMBER 31, 2001
                                         ----------               --------------------------            -----------------

William S. Daugherty (1)                   Lender                          $130,726                          $120,602
President and Chief Executive
Officer

D. Michael Wallen (2)                      Lender                          $132,061                          $121,937
Vice President

------------------

(1) The indebtedness of Mr. Daugherty consists the remaining unpaid balance of four promissory notes in the original principal amount of $50,000, $33,333, $27,000 and $21,600, dated January 4, 2001, January 4, 2000, January 4,
    1999, and January 1, 1998, respectively. The 2001 note bears interest at the rate of 4.75% percent per annum and the remainder of the notes bear interest at the rate of six percent per annum. The notes are secured by Mr. Daugherty's interest in oil and gas partnerships sponsored by Daugherty Resources' subsidiary, Daugherty Petroleum. Inc. See footnotes of Item 10 above for additional benefits to Mr. Daugherty.

(2) The indebtedness of Mr. Wallen consists of the remaining unpaid balance of four promissory notes in the original principal amounts of $51,335, $33,333; $27,000 and $21,600 dated January 4, 2001, January 4, 2000, January 4, 1999 and January 1, 1998, respectively. The 2001 note bears interest at the rate of 4.75% percent per annum and the remainder of the notes bear interest at the rate of 6 percent per annum. The notes are secured by Mr. Wallen's interest in oil and gas partnerships sponsored by the Company's subsidiary, Daugherty Petroleum, Inc. See footnotes of Item 10 for additional benefits to Mr. Wallen.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of Documents Filed with this Report.
    ----------------------------------------

                                                                         PAGE
                                                                         ----

(1) Financial statements, Daugherty Resources, Inc. and subsidiary companies
    Cover Page
    Table of Contents
    Report of Kraft, Berger, Grill, Schwartz, Cohen & March LLP            I
          Independent chartered accounts, dated March 25, 2001
    Balance Sheet - December 31, 2001                                    II-III
    Consolidated Statement of Deficit                                      IV
    Consolidated Statement of Operation                                    V
    Statement of Cash Flows for the year ended December 31, 2001           VI
    Notes to the Financial Statement                                   VII-XXXIV


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

11            Statement of Earnings Per Share.

21            Subsidiaries of Daugherty Resources:

              - Daugherty Petroleum, a Kentucky corporation.

              - Red River Hardwoods, Inc., a Kentucky corporation. See Item
                10(d) above regarding the 1999 divestiture.

              - Sentra Corporation

23(a)*        Consent of Richard M. Russell & Associates, Inc. described in
              Exhibit 23(a) to Form 10-K for Daugherty Resources for the fiscal year ended December 31, 1993. (File No. 0-12185).

23(b)         Consent of Kraft, Berger, Grill, Schwartz, Cohen and March, LLP

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

24            Powers of Attorney.

(b)*          REPORTS ON FORM 8-K.
              -------------------

              No Reports were filed during the fourth quarter of 2001.

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

April 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Daugherty Resources and in the capacities and on the dates indicated.


         SIGNATURE                           TITLE                     DATE
         ---------                           -----                     ----


/s/ William S. Daugherty       Chairman of the Board, President,   April 1, 2002
------------------------       Director of Daugherty Resources
William S. Daugherty


/s/ James K. Klyman*           Director of Daugherty Resources     April 1, 2002
-------------------
James K. Klyman


/s/ Charles L. Cotterell*      Director of Daugherty Resources     April 1, 2002
------------------------
Charles L. Cotterell


*By /s/ William S. Daugherty                                       April 1, 2002
    ------------------------
William S. Daugherty
Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  (U.S. FUNDS)

                                DECEMBER 31, 2001

                            DAUGHERTY RESOURCES INC.

                                DECEMBER 31, 2001

                                    CONTENTS

                                                                     PAGE
AUDITORS' REPORT                                                        I

CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheet                                                    II-III
  Statement of Deficit                                                 IV
  Statement of Operations                                               V
  Statement of Cash Flows                                              VI
  Notes to Financial Statements                                 VII-XXXIV

                                                                          PAGE I

                                AUDITORS' REPORT

To The Shareholders Of
DAUGHERTY RESOURCES INC.

We have audited the consolidated balance sheets of DAUGHERTY RESOURCES INC. as at December 31, 2001 and 2000 and the consolidated statements of deficit, operations and cash flows for each of the three years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years ended December 31, 2001, 2000 and 1999 in accordance with generally accepted accounting principles in Canada.

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
March 28, 2002

                                                                         PAGE II

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2001

                                     ASSETS

                                                2001              2000
                                            -----------         ----------
CURRENT

  Cash and cash equivalents                 $ 2,244,420         $  426,660
  Accounts receivable                           423,359            350,704
  Prepaid expense and other asset               202,015              4,407
  Loans to related parties (Note 5)              30,676             31,233
                                            -----------         ----------
                                              2,900,470            813,004

BONDS AND DEPOSITS                               41,000             41,000
OIL AND GAS PROPERTIES (Note 3)               8,834,087          7,588,559
PROPERTY AND EQUIPMENT (Note 4)                 820,769            587,894
LOANS TO RELATED PARTIES (Note 5)               533,051            356,813
INVESTMENT (Note 6)                             109,254                 --
DEFERRED FINANCING COSTS                         71,066             98,586
GOODWILL                                        313,177            492,133
                                            -----------         ----------
                                            $13,622,874         $9,977,989
                                            ===========         ==========

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

 /s/ William S. Daugherty                     /s/ Charles L. Cotterell
--------------------------------             ----------------------------------
           Director                                        Director

                                                                        PAGE III

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2000

                                   LIABILITIES

                                                                                        2000               1999
                                                                                    ------------       ------------
CURRENT
  Bank loans (Note 7)                                                               $    146,067       $  1,131,798
  Accounts payable                                                                       875,953            661,748
  Accrued liabilities                                                                    793,135            918,813
  Customers' drilling deposits                                                         2,854,700            558,986
  Long-term debt (Note 8)                                                                233,780            155,136
  Loan payable                                                                                --             43,745
                                                                                    ------------       ------------
                                                                                       4,903,635          3,470,226
LONG-TERM DEBT (Note 8)                                                                3,455,642          1,759,022
                                                                                    ------------       ------------
                                                                                       8,359,277          5,229,248
                                                                                    ------------       ------------

                                   SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 9)
  AUTHORIZED
    5,000,000 Preferred shares, non-voting, non-cumulative, convertible
  100,000,000 Common shares

  ISSUED
      563,249 Preferred shares (2000 - 1,100,672)                                      1,802,542            620,844
    4,959,112 Common shares (2000 - 3,442,852)                                        24,184,198         23,113,991
       21,000 Common shares held in treasury, at cost                                    (23,630)                --
  Capital stock to be issued                                                              55,226          1,441,387
                                                                                    ------------       ------------
                                                                                      26,018,336         25,176,222
DEFICIT                                                                              (20,754,739)       (20,427,481)
                                                                                    ------------       ------------
                                                                                       5,263,597          4,748,741
                                                                                    ------------       ------------
                                                                                    $ 13,622,874         $9,977,989
                                                                                    ============         ==========

See accompanying notes to consolidated financial statements.

                                                                         PAGE IV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)


                                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------------------------------------
                                                                   2001                  2000                 1999
                                                              ------------          ------------          ------------
DEFICIT, beginning of year, as previously reported            $(20,427,481)         $(15,725,909)         $ (8,504,989)
  Write-off of mining property and related expenditures
  (Note 19)                                                             --            (4,450,000)                   --
                                                              ------------          ------------          ------------
DEFICIT, beginning of year, as restated                        (20,427,481)          (20,175,909)           (8,504,989)
  Net loss for the year                                           (327,258)             (251,572)           (7,220,920)
                                                              ------------          ------------          ------------
DEFICIT, end of year                                          $(20,754,739)         $(20,427,481)         $(15,725,909)
                                                              ============          ============          ============

See accompanying notes to consolidated financial statements.

                                                                          PAGE V

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)



                                                                                    YEARS ENDED DECEMBER 31
                                                                     -----------------------------------------------------
                                                                        2001                 2000                 1999
                                                                     ----------           ----------           -----------
REVENUE
  Contracting drilling                                               $5,568,837           $5,074,544           $   878,714
  Oil and gas production                                                890,662              833,983               371,977
  Gas transmission and compression                                      697,995              240,780               166,034
                                                                     ----------           ----------           -----------
                                                                      7,157,494            6,149,307             1,416,725
                                                                     ----------           ----------           -----------
DIRECT EXPENSES
  Contract drilling                                                   3,051,517            2,845,746               370,716
  Oil and gas production                                                740,479              721,593               334,268
  Gas transmission and compression                                      479,501              152,606                74,596
                                                                     ----------           ----------           -----------
                                                                      4,271,497            3,719,945               779,580
                                                                     ----------           ----------           -----------
GROSS PROFIT                                                          2,885,997            2,429,362               637,145
                                                                     ----------           ----------           -----------
EXPENSES
  Selling, general and administrative                                 2,678,146            1,878,722               909,220
  Depreciation, depletion and amortization                              577,360              642,598               487,070
  Interest                                                              195,868              248,028               219,206
                                                                     ----------           ----------           -----------
                                                                      3,451,374            2,769,348             1,615,496
                                                                     ----------           ----------           -----------
LOSS BEFORE THE FOLLOWING                                              (565,377)            (339,986)             (978,351)
  Equity share in earnings (loss) from undivided interest in
   oil and gas properties                                               238,119              106,256               (22,897)
  Loss from disposal of a 50% owned investee                                 --              (17,842)                   --
  Impairment loss on mining properties                                       --                   --            (6,782,229)
  Equity share in losses of a 50% owned investee                             --                   --              (108,658)
                                                                     ----------           ----------           -----------
LOSS FROM CONTINUING OPERATIONS                                        (327,258)            (251,572)           (7,892,135)
  Net gain from discontinued operations (Note 12)                            --                   --               671,215
                                                                     ----------           ----------           -----------
NET LOSS FOR THE YEAR                                                $ (327,258)          $ (251,572)          $(7,220,920)
                                                                     ==========           ==========           ===========
NET LOSS PER SHARE (Note 11)
  Continuing operations                                              $    (0.08)          $    (0.09)          $     (3.49)
                                                                     ==========           ==========           ===========
  For the year                                                       $    (0.08)          $    (0.09)          $     (3.19)
                                                                     ==========           ==========           ===========
  Fully diluted                                                             n/a                  n/a                   n/a

See accompanying notes to consolidated financial statements.

                                                                         PAGE VI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)


                                                                                 YEARS ENDED DECEMBER 31
                                                                  -----------------------------------------------------
                                                                      2001                 2000                 1999
                                                                  -----------          -----------          -----------
OPERATING ACTIVITIES
  Net loss from continuing operations                             $  (327,258)         $  (251,572)         $(7,892,135)
  Impairment loss on mining properties                                     --                   --            6,782,229
  Equity share in earnings (loss) from undivided interest in oil
   and gas properties                                                (238,119)            (106,256)              22,897
  Equity share in losses of 50% owned investee                             --                   --              108,658
  Amortization and depletion                                          577,360              642,598              487,070
  (Gain) loss on sale of assets                                            --               16,523              (29,626)
  (Increase) decrease in prepaid expenses and other asset            (197,608)              22,696               15,102
  Increase in accounts receivable                                     (72,655)            (132,836)             (78,381)
  Increase (decrease) in accounts payable                             214,205              (28,409)            (338,938)
  Increase (decrease) in accrued liabilities                         (125,678)             267,658             (116,062)
  Increase (decrease) in customers' drilling deposits               2,295,714           (1,514,121)           1,613,954
                                                                  -----------          -----------          -----------
                                                                    2,125,961           (1,083,719)             574,768
                                                                  -----------          -----------          -----------
FINANCING ACTIVITIES
  Increase (decrease) of long-term debt                             1,925,264              (25,927)             (59,902)
  Issue of capital stock                                              446,959              688,300              310,906
  Increase (decrease) in bank loans                                  (985,731)             (24,639)           1,204,278
  Decrease in loan payable                                            (43,745)                  --              (13,473)
  Treasury stock                                                      (23,630)                  --                   --
  Financing costs                                                          --                   --             (137,607)
                                                                  -----------          -----------          -----------
                                                                    1,319,117              637,734            1,304,202
                                                                  -----------          -----------          -----------
INVESTING ACTIVITIES
  Discontinued operations                                                  --                   --              518,836
  Proceeds from sale of assets                                             --               14,685               67,430
  Purchase of capital assets                                         (318,760)            (234,203)             (26,703)
  Increase in loans to related parties                               (175,681)            (162,083)            (113,748)
  Investment                                                         (109,254)                  --             (126,500)
  Additions to oil and gas properties, net                         (1,023,623)            (995,758)            (402,974)
  Investment in Sentra Corporation                                         --                   --              (41,063)
                                                                  -----------          -----------          -----------
                                                                   (1,627,318)          (1,377,359)            (124,722)
                                                                  -----------          -----------          -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                 1,817,760           (1,823,344)           1,754,248
CASH AND CASH EQUIVALENTS, beginning of year                          426,660            2,250,004              495,756
                                                                  -----------          -----------          -----------
CASH AND CASH EQUIVALENTS, end of year                            $ 2,244,420          $   426,660          $ 2,250,004
                                                                  ===========          ===========          ===========
SUPPLEMENTAL DISCLOSURE
 Interest paid during the year                                    $   182,294          $   243,877          $   252,331
                                                                  ===========          ===========          ===========
 Income taxes paid                                                $        --          $        --          $        --
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

                        DECEMBER 31, 2001, 2000 AND 1999

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

          Material estimates are particularly significant as they relate to the determination of the reserves of oil and gas properties. In connection with the determination of these carrying amounts, management must make estimates relating to further production, future product prices and operating expenses.


     (c)  OIL AND GAS PROPERTIES

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

                                                                       PAGE VIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  OIL AND GAS PROPERTIES (Continued)

          (i)   ACCOUNTING TREATMENT FOR COSTS INCURRED (Continued)

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

                Oil and gas production revenue is recognized as income as it is extracted and sold from the properties. Gas transmission and compression includes $144,907 in gas utility sales from regulated operations. Other revenue is recognized at the time it is earned and the company has a contractual right to such revenue.


          (iii) REGULATED OPERATIONS

                The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

                                                                         PAGE IX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  OIL AND GAS PROPERTIES (Continued)

          (iii)  REGULATED OPERATIONS (Continued)

                 Kentucky's Public Services Commission regulates the Company's billing rates for natural gas distribution sales. These billing rates are based on the Commission's evaluation of the Company's recovery of purchased gas costs. To date, the Company does not have any unrecovered purchased gas costs.

                 If the Company were to discontinue the application of SFAS No. 71 to its regulated operations, the Company would be required to write off its regulatory assets and regulatory liabilities, and would be required to adjust the carrying amount of any other assets, including property and equipment, that would be deemed not recoverable related to those operations.


          (iv)   WELLS AND RELATED EQUIPMENT

                 Wells and related equipment are recorded at cost and are amortized using the units-of-production method, using the reserves underlying the proved developed oil and gas properties.


          (v)    PARTNERSHIP IN OIL AND GAS

                 The Company entered into partnerships with other parties and accounts for its investment in the partnerships under the equity method.


     (d)  GOODWILL

          Goodwill is recorded at cost and is being amortized over 10 years on a straight-line basis. The goodwill arose on the acquisition of DPI. The management determines the potential permanent impairment in value of goodwill and its estimated useful life whenever events or changes in circumstances may require. Based upon management's review of the oil and gas property of DPI, it was determined that no impairment in value of goodwill has occurred as at year-end. Accumulated amortization amounted to $1,476,387 (2000 - $1,297,432).


     (e)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Amortization is being provided for on a straight-line basis over the useful life of the asset ranging from five to thirty-one years.

                                                                          PAGE X

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (f)  INVESTMENT

          Long-term investments in which the Company does not have significant influence are accounted for using the cost method. In the event of a permanent decline in the value of a portfolio investment will be written down to estimated realizable value and the loss charged to earnings.


     (g)  DEFERRED FINANCING COSTS

          Financing costs totalling $137,607 incurred in connection with the issuance of 10% convertible secured notes payable have been capitalized and amortized over the life of the indebtedness. Accumulated amortization amounted to $66,541 (2000 - $39,021).


     (h)  FUTURE INCOME TAXES

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


     (i)  STOCK OPTION PLAN

          The company has stock option plan which is described in Note 11. No compensation expense is recognized for this plan when stock or stock options are issued to employees. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.


     (j)  CASH AND CASH EQUIVALENTS

          The company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. This balance includes a certificate of deposit of $135,000 that is held for collateral and is not available for general corporate usage.


2.   ACQUISITIONS

     (a)  Sentra Utility Development Group, LP ("SUDG")

          On July 13, 2001, Daugherty Petroleum purchased from SUDG all right, title and interest in and to certain oil and gas reserves and rights to prepaid drilling funds for the purchase price of $418,785.

          The purchase agreement provided for DPI to pay for the assets by the delivery of 227,057 shares of preferred stock convertible on a one-for-one basis into restricted common stock in the Company and 37,816 units of acquisitions warrants for shares of common stock in the Company. Units of acquisition warrants consists of two Class A warrants and one each Class B through G, representing a total of 302,528 shares of underlying common stock, with a price range of $1.75 to $4.50 per warrant. The warrants are exercisable immediately upon issuance and expire five years from their issuance.



     (b)  ENVIRONMENTAL ENERGY, INC.

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

                                                                         PAGE XI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

2.   ACQUISITIONS (Continued)

     ENVIRONMENTAL ENERGY, INC. (Continued)

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


     (c)  KENTUCKY GAS PARTNERS, LP, ("KGP")

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


     (d)  SENTRA CORPORATION ("SENTRA")

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

                                                                        PAGE XII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

2.   ACQUISITIONS (Continued)

     (e)  KEN-TEX OIL AND GAS, INC. ("KEN-TEX")

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


3.   OIL AND GAS PROPERTIES

                                                                       2001                                    2000
                                               ----------------------------------------------------         ----------
                                                                    ACCUMULATED

                                                  COST             AMORTIZATION             NET                 NET
                                               ----------          ------------          ----------         ----------
Proved properties                              $7,504,129           $1,357,406           $6,146,723         $5,922,999
Wells and related equipment                       679,850              116,155              563,695            381,791
                                               ----------           ----------           ----------         ----------
                                                8,183,979            1,473,561            6,710,418          6,304,790
                                               ----------           ----------           ----------         ----------
EQUITY IN OIL AND GAS PARTNERSHIP
  Equity, beginning of year                                                               1,283,769            132,569
  Additional investment                                                                     933,002          1,143,135
  Withdrawals                                                                              (331,221)           (98,191)
  Share in partnership's income (loss)                                                      238,119            106,256
                                                                                         ----------         ----------
  Equity, end of year                                                                     2,123,669          1,283,769
                                                                                         ----------         ----------
TOTAL OIL AND GAS PROPERTIES                                                             $8,834,087         $7,588,559
                                                                                         ==========         ==========

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

                                                                       PAGE XIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

4.   PROPERTY AND EQUIPMENT

                                                                       2001                             2000
                                                 --------------------------------------------         --------
                                                                    ACCUMULATED

                                                    COST           AMORTIZATION         NET              NET
                                                 ----------        ------------      --------         --------
Land                                             $   12,908         $     --         $ 12,908         $ 12,908
Buildings                                             6,239            1,352            4,887            5,303
Machinery and equipment                             638,779           88,280          550,499          418,923
Office furniture, fixtures and equipment             96,408           79,002           17,406           18,184
Aircraft                                            125,000            2,604          122,396               --
Vehicles                                            251,462          138,789          112,673          132,576
                                                 ----------         --------         --------         --------
                                                 $1,130,796         $310,027         $820,769         $587,894
                                                 ==========         ========         ========         ========

5.   LOANS TO RELATED PARTIES

     The loans to related parties represent loans receivable from officers of the company and certain shareholders totalling $242,539 and $188,104 respectively bearing interest at 6% per annum and are payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the officers' ownership interest in drilling partnerships with DPI. The loans receivable from the officers of DPI totalling $133,084 are non-interest bearing and unsecured.

6.   INVESTMENT

     GALAX ENERGY CONCEPTS, LLC ("GALAX")

     In December 1999, DPI made a capital contribution to Galax, a North Carolina limited liability corporation of $126,500. Galax generates and sells steam on a long-term contract to a textile plant located in Galax, Virginia that is owned by National Textiles, LLC. DPI acquired its interest in Galax in mid 1997 for a commitment to assist management in its effort to complete a boiler retrofit and work toward a profitable operation. Galax was not consolidated with the company in 1999 because DPI did not have effective control of Galax's operating, financing and investing activities. Consequently, the equity method of accounting for this investment had been used. In 1999, Galax reported a loss of $217,316 of which 50% was picked up by the company. In fiscal year 2000, Galax reported a loss of $79,204.

     On November 1, 2000, DPI entered into an agreement with Robert McIntyre to sell its 50% interest in Galax. Under the terms of the agreement, which has an effective date of January 1, 2000, DPI is to be paid 10% of the net profits from future operations.

     In 2000, DPI incurred a loss of $17,842 on the sale of its investment in Galax.

     On July 13, 2001, the Company's subsidiary, DPI, acquired an interest in two bonds issued by the City of Galax, Virginia Industrial Development Authority ("Galax Energy Concepts, LLC"). The bonds, which had a face value of $155,000 bear interest at 8.25% and 7% per year and will mature on July 1, 2004 and 2010, respectively. DPI owns the bonds jointly with another investor and paid $109,254 for its 76.8% interest in the bonds purchased. As of December 31, 2001, the estimated market value of DPI's interest in the bonds was $59,520.

                                                                        PAGE XIV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

7.   BANK LOANS

                                                                                                      2001                2000
                                                                                                    --------           ----------
NOTE PAYABLE bearing interest at 7.50% per annum, maturing January 15,
2002 and is collateralized by a certificate of deposit amounting to
$135,367                                                                                            $134,162           $  134,162

NOTE PAYABLE bearing interest at prime plus 6% per annum, maturing and is collateralized by 200,000 shares of stock
owned by a director of the company                                                                    11,905               25,471

REVOLVING LOAN FACILITY payable interest only at 10% per annum was secured by a first mortgage on producing gas interests and was guaranteed by an unrelated third party. The facility expired in 2001 and was replaced with a long term
facility at Key Bank National Association.                                                                --              972,165
                                                                                                    --------           ----------
                                                                                                    $146,067           $1,131,798
                                                                                                    ========           ==========

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

     The obligation is stated at its remaining face value of $462,818 and has not been discounted.

                                                                        PAGE XV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

8.   LONG-TERM DEBT (Continued)


                                                                                   2001               2000
                                                                                ----------         ----------
NOTE PAYABLE as outlined above                                                  $  462,818         $  488,818

10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties. Interest is payable semi-annually on February 1 and
August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 2000 (closing date)
requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares. After the put date, the company may redeem the note in
whole or part at 100% of principal amount plus accrued interest.                   850,000            850,000

NOTE PAYABLE TO KEYBANK NATIONAL ASSOCIATION. Variable interest at the bank's prime rate plus 1.25%, which may vary based upon certain conditions in the credit agreement is payable monthly. The interest rate at December 31, 2001 was
6%. The total available credit under the terms of the note is $10,000,000. The maximum amount of funding available is limited to the Company's borrowing base, which is redetermined semi-annually. The borrowing base at December 31, 2001 was
$2,250,000. The note is secured by a general lien on all corporate assets, a first mortgage on oil and gas interests and pipelines, and assignments of major
oil and gas and transportation contracts.                                        2,006,734                 --

ENVIRONMENTAL ENERGY INC., unsecured and non-interest bearing
advance for a future project                                                            --            150,000

VARIOUS NOTES PAYABLE, bearing interest ranging from 5.0% to 9.5% per annum, payable monthly in varying amounts up to 2005, collateralized
by the equipment and vehicles acquired                                             128,107            134,886
                                                                                ----------         ----------
     Carried forward                                                            $3,447,659         $1,623,704
                                                                                ==========         ==========

                                                                        PAGE XVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

8.   LONG-TERM DEBT (Continued)

                                                                                                        2001                 2000
                                                                                                     ----------           ----------
Brought forward                                                                                      $3,447,659           $1,623,704

NON-INTEREST BEARING NOTE, secured by 25% of production on 15
gas wells payable monthly at $2,796, maturing in 2003                                                    23,117               95,770

LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of interest only. Principal is due
currently                                                                                                64,779               64,779

NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing interest at 8% per annum, payable
in 60 instalments of $1,370, including interest, maturing in February 2005                               47,898               59,046

LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from 8.45% to 11% per annum, payable in total monthly instalments of $3,257 with maturities from
September 1, 2000 to June 17, 2003, collateralized by receivables and various
vehicles                                                                                                 81,320               30,693

UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
per annum, principal and interest due currently                                                          24,650               24,650

LOAN PAYABLE TO SUMMIT FUNDING, INC., collateralized by
production, bearing interest at 9.25% per annum, payable in
monthly instalments of $5,252, maturing March 25, 2001                                                       --               15,516
                                                                                                     ----------           ----------
                                                                                                      3,689,423            1,914,158
Less: Current portion                                                                                   233,781              155,136
                                                                                                     ----------           ----------
                                                                                                     $3,455,642           $1,759,022
                                                                                                     ==========           ==========

                                                                       PAGE XVII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

8.   LONG-TERM DEBT (Continued)

     Principal repayments for the next five years are as follows:

2002               $  233,781
2003                  115,536
2004                2,939,706
2005                   33,460
2006                   24,000
Thereafter            342,940
                   ----------
                   $3,689,423
                   ==========

     Interest expense for the year ended December 31, 2001 was $239,334 (2000 - $248,027). There was no interest capitalized during these years.


9.   CAPITAL STOCK

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

          During 2000, the company agreed to issue 336,192 preferred shares in connection with the acquisition of Kentucky Gas Partners LP. These shares were issued during 2001.

          During 2001, the company issued 227,057 peferred shares from the treasury with a total value of $418,758 as consideration for the oil and gas property and a repayment of the $150,000 debt, and 37,816 units of warrants. Each unit consist of two Series A, and one each of the Series B, C, D, E, F, and G at a price ranging from $1.75 to $4.50 per share, however, the price per share will reduce to $1.00 in the event the company's common stock becomes and remains de-listed from the NASDAQ SmallCap Stock Market. Warrants are exercisable immediately upon issuance and expire five years after issue (Note 2a).

          The preferred shares are convertible into common shares anytime within two years of its issue on a share for share basis by the seller and by the company with certain conditions. Preferred shares converted by the seller after the second anniversary of its issue will receive a conversion bonus equal to 12% of preferred shares being converted.

                                                         SHARES              AMOUNT
                                                        ---------           -------
                                                            #                   $
Balance, December 31, 1999                              1,152,363           650,000
Converted to common shares                                (70,435)          (39,729)
Issued for acquisition of oil and gas interest             18,744            10,573
                                                      -----------       -----------
Balance, December 31, 2000                              1,100,672           620,844

Converted to common shares                             (1,100,672)         (620,844)
Issued for acquisition of oil and gas                     563,249         1,802,541
                                                      -----------       -----------
Balance, December 31, 2001                            $   563,249       $ 1,802,541
                                                      ===========       ===========

                                                                      PAGE XVIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


9.   CAPITAL STOCK (Continued)

     (b)  COMMON SHARES ISSUED

                                                                        SHARES            AMOUNT
                                                                      ---------         ----------
                                                                          #                  $
Balance, December 31, 1999                                            2,493,280         21,685,043
Issued for cash                                                         101,200            126,500
Issued to employees as incentive bonus                                  175,500            201,000
Issued for exercise of stock options and warrants                         7,229             11,694
Issued for settlement of debt                                           339,781            475,606
Issued for acquisition of oil and gas properties                        184,498            439,419
Issued in connection with the sale of a subsidiary
 disposed in 1999                                                        70,929            135,000
Issued for conversion of preferred shares                                70,435             39,729
                                                                      ---------         ----------
Balance, December 31, 2000                                            3,442,852         23,113,991

Issued for cash                                                          62,500            125,000
Issued to employees as incentive bonus                                  157,000            235,500
Issued for exercise of options and warrants                              26,109             26,360
Issued for conversion of preferred shares                             1,229,502            620,844
Issued for payment of accounts payable                                   40,066             60,099
Issued for acquisition of oil and gas                                     1,083              2,404
                                                                      ---------         ----------
Balance, December 31, 2001                                            4,959,112         24,184,198
                                                                      =========         ==========


     (c)  SHARES TO BE ISSUED

24,887 COMMON SHARES to be issued in connection with the purchase of
 Ken-tex oil and gas property in 1999                                                      $55,226
                                                                                           -------

                                                                        PAGE XIX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


9.   CAPITAL STOCK (Continued)

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


     A.   OPTIONS


                                                      ISSUED                    EXERCISABLE              PRICE            EXPIRY
                                                     ---------                  -----------            ----------         ------
                                                                                                             $
Balance, December 31, 1999                           2,307,000                    2,120,333             1.00-5.00
                                                                                  =========
2000 - granted for incentive bonuses                   350,000                                               1.25            (i)
     - exercised                                        (1,274)
     - expired                                        (134,000)                                         0.38-1.25
                                                     ---------
Balance, December 31, 2000                           2,521,726                    2,406,170             1.00-5.00
                                                                                  =========
2001 - issued for consulting services                   65,607                                                              (ii)
     - exercised                                       (26,373)
     - expired                                         (74,000)                                         0.38-1.25
                                                     ---------
Balance, December 31, 2001                           2,486,960
                                                     =========


           (i) 300,000 of these options were granted to certain employees of the company and the remainder to non-employee members of the Board of Directors and will expire in 2005, five years from vesting.

          (ii) These options were granted to four individuals for services performed on behalf of the Company. The options, which were paid in addition to cash compensation, were exercisable immediately, expire on October 27, 2003 and have exercise prices ranging from $1.50 to $2.13.

                                                                         PAGE XX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


9.   CAPITAL STOCK (Continued)

     (d)  STOCK OPTIONS (Continued)

     B.   WARRANTS


                                                       ISSUED                    PRICE          EXPIRY
                                                     ---------                 ---------        ------
                                                                                   $
Balance, December 31, 1998                             623,960
1999 - granted for acquisition of
       oil and gas properties                        1,536,782                 1.75-4.50           (i)
                                                     ---------
Balance December 31, 1999                            2,160,742
2000 - granted for acquisition of oil and gas
       property                                         24,984                 1.75-4.50           (i)
     - granted for the purchase of partnership
       assets from KPG (Note 2c)                       390,320                 1.75-4.50           (ii)
     - exercised                                        (5,955)                     1.75
     - expired                                        (100,000)                     2.50
                                                     ---------                 ---------
Balance, December 31, 2000                           2,470,091

     - issued for acquisition of oil and gas
       property (Note 2a)                              302,528                 1.75-4.50           (iii)
     - issued for consulting services                  195,222                 1.22-2.20           (iv)
     - exercised                                          (320)                1.00-1.75
     - expired                                         (23,800)                     2.50
                                                    ----------                 ---------
Balance, December 31, 2001                           2,943,721
                                                     =========


          (i)   These warrants expire on August 20, 2004.
          (ii)  These warrants expire December 31, 2005.
          (iii) These warrants expire July 14, 2006.
          (iv)  These warrants expire December 31, 2004.

10.  INCOME TAXES

     Income tax expense for the year ended December 31, 2001, consist of the following components.

                                                                        2001               2000                  1999
                                                                     ---------           ---------               ----
Current                                                              $ 514,658           $ 356,562                $--
Benefits realized from loss carry-forward                             (514,658)           (356,562)                --
                                                                     ---------           ---------                ---
Total income tax expense                                             $      --           $      --                $--
                                                                     =========           =========                ===

                                                                        PAGE XXI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


10.  INCOME TAXES (Continued)

                                                                       2001             2000             1999
                                                                    ----------       ----------        ----------
FUTURE  INCOME TAX ASSETS
Net operating loss carry-forward and temporary
  differences                                                       $4,723,809       $3,335,633        $3,274,531
Investment tax credits                                                      --            3,473             3,473
                                                                    ----------       ----------        ----------
                                                                     4,723,809        3,339,106         3,278,004
  Less:  Valuation allowance                                         4,582,554        3,200,352         4,168,124
                                                                    ----------       ----------        ----------
                                                                    $  141,255       $  138,754        $ (890,120)
                                                                    ==========       ==========        ==========

Future income tax liabilities                                       $ (141,255)      $ (138,745)       $ (890,120)
                                                                    ==========       ==========        ==========

NET FUTURE TAX ASSETS                                               $       --       $       --        $       --
                                                                    ==========       ==========        ==========


11.  LOSS PER SHARE

     (a)  BASIC

          Income (loss) per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares was 4,028,703 (2000 - 2,957,366; 1999 - 2,261,754).

     (b)  FULLY DILUTED EARNINGS PER SHARE

          For purposes of calculating the fully diluted earnings per share, the after-tax earnings applicable to common shares were increased by the after-tax interest at 2.35% per annum earned on the cash which would have been received on the exercise of the options and the number of common shares adjusted to reflect the additional shares that would have resulted on exercise of options. The exercise of options had no dilutive effect on earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999.


12.  DISCONTINUED OPERATIONS

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

                                                                       PAGE XXII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


12.  DISCONTINUED OPERATIONS (Continued)

     RED  RIVER HARDWOODS INC. ("RRH") (Continued)

Net assets (liabilities) disposed
Total identifiable assets                                                                                   $ 2,292,681
Total identifiable liabilities                                                                                3,495,317
                                                                                                            -----------
                                                                                                             (1,202,636)
Original investment                                                                                             220,090
Release of DPI's receivable owed by RRH                                                                         137,019
Release of DPI's line of credit owed by RRH                                                                     319,255
Company's shares to be issued to cover any overstatement in receivables and inventory and understatement of RRH's payables for complete satisfaction
 of any breach in DPI's representation and warranty                                                             135,000
Purchaser's expenses paid for by DPI                                                                             18,153
                                                                                                            -----------
                                                                                                               (373,119)
Proceeds from sale                                                                                              537,000
                                                                                                            -----------
Gain on sale of subsidiary                                                                                      910,119
Loss from discontinued operations                                                                              (238,904)
                                                                                                            -----------
Net gain from discontinued operations                                                                       $   671,215
                                                                                                            ===========


13.  STATEMENTS OF CASH FLOWS

     Non-cash transactions in 2001 were as follows:

                                                                                                       2001                 2000
                                                                                                     --------             --------
PREFERRED SHARES issued for acquisition of oil and gas properties
 and settlement of debt                                                                              $418,785             $ 10,573

PREFERRED SHARES to be issued in exchange for acquisition of oil
 and gas properties                                                                                        --              920,400



14.  RELATED PARTY TRANSACTIONS

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

                                                                      PAGE XXIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


14.  RELATED PARTY TRANSACTIONS (Continued)

     (a)  Shareholder Information

          During 1993, a shareholder expended, on behalf of the company, shareholder information expenses in the amount of $75,000. The company has recorded a reserve provision against payment of this amount until the company's mining operations commence production.

     (b)  Lease of Gas Compressors

          A limited company owned by a director and two officers of the company leased two natural gas compressors for $15,400 in 2001 and $10,800 during 2000 to DPI.

     (c) DPI invests in various company sponsored partnerships. Typically, DPI participates in the partnerships by retaining up to 33% undivided working interest. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated. During 1999, 2000 and 2001 the company executed and performed turnkey drilling contracts with company sponsored partnerships totalling $766,214, $5,410,044 and $5,568,837, respectively.


15.  FINANCIAL INSTRUMENTS

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

     (b)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying values of cash, accounts receivable, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. Other note receivable, bonds and deposits, loans receivable and payable, other long-term debt payable approximate fair value since they bear interest at variable rates. At December 31, 2000, the financial instruments with a carrying value different from their fair value include the following:

                                                                         CARRYING VALUE     FAIR VALUE
                                                                         --------------     ----------
Long-term debt                                                              $462,818          $201,000
Loans to related parties                                                     563,727           530,091

          The fair values of these items are based upon discounted future cash flows using discount rates that reflect current market conditions for instruments having similar terms and conditions.

                                                                       PAGE XXIV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


16.  SEGMENTED INFORMATION

                                                         OIL AND
                                                           GAS                            2001             2000             1999
                                                       DEVELOPMENT    CORPORATE           TOTAL            TOTAL            TOTAL
                                                       -----------    ----------       ----------        ---------       ----------
                                                            $             $                 $                $                $
Revenue (net)                                          2,885,997              --        2,885,997        2,429,362          637,145
                                                       ---------      ----------       ----------        ---------       ----------
General corporate expenses                                    --       2,678,146        2,678,146        1,878,722          909,220
Interest on long-term debt                               154,334          41,534          195,868          248,028          219,206
Amortization - equipment                                      --         113,405          113,405           78,435           50,547
             - goodwill                                       --         178,956          178,956          178,956          178,956
Depletion, impairment                                    284,999              --          284,999          385,203        7,039,796
Equity share in earnings (losses) in
 partnerships and 50% owned investee                     238,119              --          238,119           88,414          131,555
                                                       ---------      ----------       ----------        ---------       ----------
                                                         201,214       3,012,041        3,213,255        2,680,934        8,529,280
Discontinued segment                                          --              --               --               --          671,215
                                                       ---------      ----------       ----------        ---------       ----------
Income (loss) before income taxes                      2,684,783      (3,012,041)        (327,258)        (251,572)      (7,220,920)
                                                       =========      ==========       ==========        =========       ==========

Identifiable assets                                    8,834,087       4,788,787       13,622,874        9,977,989       14,022,862
                                                       =========      ==========       ==========        =========       ==========

Capital expenditures                                   1,623,629         318,760        1,942,389        2,601,319          406,780
                                                       =========      ==========       ==========        =========       ==========


17.  UNITED STATES ACCOUNTING PRINCIPLES

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

          Under Canadian GAAP, temporary decline in value of a long-term investment is not being written-down to its estimated realizable value. Under U.S. GAAP, this investment is being classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, and is reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

                                                                        PAGE XXV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

     (a)  (Continued)

          The following table reconciles the net income (loss), deficit and total assets as reported in accordance with Canadian GAAP to the net income (loss), deficit and total assets that would have been reported had the financial statements been prepared in accordance with U.S. GAAP.

                                                              2001              2000             1999
                                                          ------------      ------------    ------------
NET LOSS AS SHOWN IN THE FINANCIAL STATEMENTS
As previously reported under Canadian GAAP                $   (327,258)     $   (251,572)   $ (7,220,920)
Impairment loss on mining property                                  --                --       6,782,229
                                                          ------------      ------------    ------------
As restated according to U.S. GAAP                        $   (327,258)     $   (251,572)   $   (438,691)
                                                          ============      ============    ============
DEFICIT, BEGINNING OF YEAR
As previously reported under Canadian GAAP                $(20,427,481)     $(15,725,909)   $ (8,504,989)
Expensing of previously capitalized
 exploration costs                                                  --        (4,450,000)    (11,232,229)
                                                          ------------      ------------    ------------
As restated according to U.S. GAAP                         (20,427,481)      (20,175,909)    (19,737,218)
Net loss for the year according to U.S. GAAP                  (327,258)         (251,572)       (438,691)
                                                          ------------      ------------    ------------
DEFICIT, END OF YEAR                                      $(20,754,739)     $(20,427,481)   $(20,175,909)
                                                          ============      ============    ============
Shareholders' equity
 Accumulated other comprehensive losses                   $    (49,734)               --              --

TOTAL ASSETS
As previously reported under Canadian GAAP                  13,622,874         9,977,989      14,022,862
Expensing of previously capitalized
 exploration costs                                                  --                --      (4,450,000)
                                                          ------------      ------------    ------------
As restated according to U.S. GAAP                        $ 13,622,874      $  9,977,989    $  9,572,862
                                                          ============      ============    ============
NET LOSS PER SHARE
Continuing operation                                      $     (0.08)      $      (0.09)   $      (0.49)
For the year                                              $     (0.08)      $      (0.09)   $      (0.19)
Fully diluted                                                     n/a                n/a             n/a

                                                                       PAGE XXVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

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

                                                                      PAGE XXVII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

     (A) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

                                               2001                               2000                        1999
                                     --------------------------        ------------------------    ------------------------
                                      CANADIAN         U.S.             CANADIAN        U.S.        CANADIAN         U.S.
                                        GAAP           GAAP               GAAP          GAAP          GAAP           GAAP
                                     AS REPORTED     PRO-FORMA         AS REPORTED    PRO-FORMA    AS REPORTED    PRO-FORMA
                                     -----------     ----------        -----------    ---------    -----------    ---------
                                          $              $                   $            $             $              $
Net income (loss)                      (327,258)       (468,414)        (251,572)     (379,009)    (7,220,920)     (663,841)
Net earnings (loss) per share
  Continuing operations                   (0.08)          (0.12)           (0.09)        (0.13)        (3.49)         (0.59)
  For the year                            (0.08)          (0.12)           (0.09)        (0.13)        (3.19)         (0.29)
  Fully diluted                              --              --              n/a            --            --             --
Weighted average fair value
 of options granted during
 this period                                 --           0.174               --          1.02            --            .23


     (B) The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation in accordance with U.S. GAAP as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128).

                                                                                 2001               2000                1999
                                                                             -----------         ----------          -----------
NUMERATOR FOR BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE
Earnings (loss) from continuing operations
 - U.S. GAAP                                                                 $  (468,414)        $ (379,009)         $(1,109,906)
Net income (loss) in accordance with U.S. GAAP                                  (468,414)          (379,009)            (438,691)
                                                                             -----------         ----------          -----------
DENOMINATOR FOR BASIC NET INCOME PER SHARE
Weighted average number of shares                                              4,028,703          2,957,366            2,261,754
                                                                             ===========         ==========          ===========
Basic earnings (loss) from continuing operations
 - U.S. GAAP                                                                 $     (0.12)        $    (0.13)         $     (0.49)
Basic net earnings (loss) per share
 - U.S. GAAP                                                                 $     (0.12)        $    (0.13)         $     (0.19)
                                                                             -----------         ----------          -----------

                                                                     PAGE XXVIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

     (B)  (Continued)


                                                                                 2001                 2000               1999
                                                                               ---------           ---------          ----------
DENOMINATOR FOR DILUTED NET EARNINGS (LOSS) PER SHARE
Weighted average number of shares                                              4,028,703           2,957,366           2,261,754
Effect of delutive securities:
Preferred                                                                             --           1,100,672           1,152,363
Options                                                                               --           1,032,752           1,106,325
Warrants                                                                              --             148,386             185,130
Convertible debenture                                                                 --             313,491             313,491
                                                                               ---------           ---------          ----------
Shares used in computing diluted  net earnings (loss) per share                4,028,703           5,552,667           5,019,063
                                                                               =========           =========          ==========

Basic earnings (loss) from continuing  operations - U.S. GAAP                     $   --           $    0.01          $       --
Basic net earnings (loss) per share - U.S. GAAP                                   $   --           $    0.01          $       --
                                                                               ---------           ---------          ----------

     (d)  COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the years ended December 31, 2001, 2000 and 1999, the company's comprehensive income was the same as net earnings.


     (e)  RECENT ACCOUNTING PRONOUNCEMENTS

          (i)  STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133 (SFAS 133)

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

                                                                       PAGE XXIX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

     (e)  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          (ii)   FASB INTERPRETATION NO. 44

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

          (iii)  STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 140 (SFAS 140)

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

          (iv) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 141 (SFAS 141) (Continued)

                 Statement 141 requires that (1) all business combinations be accounted for by a single method - the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria - the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in Opinion 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of Statement 141 apply to all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement 1441 as of July 30, 2001 for all of its future acquisitions.

                                                                        PAGE XXX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

     (e)  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          (v)    STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142 (SFAS 142)

                 In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("Statement 142"). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The adoption of this statement as of January 1, 2002 will not have a material impact on the Company's results of operations or financial condition.

          (vi)   STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 143 (SFAS 143)

                 In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS No. 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

          (vii)  STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 144 (SFAS 144)

                 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after January 1, 2002. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.


18.  COMMITMENT

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

                                                                       PAGE XXXI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


19.  PRIOR PERIOD ADJUSTMENT

     The company adopted the provisions of Accounting Guideline AcG-11 in assessing the recoverability of the carrying amount of the mining property and related expenditures that were previously capitalized. Absence of a projection as required by AcG-11 and the lack of an operating track record of the company in this industry, the company wrote-off the remaining cost of mining property in 2000. In accordance with the AcG-11 guidelines, the write-off has been accounted for as a change in accounting policy and applied retroactively without restatement of the financial statements of prior periods. Accordingly, opening balance of deficit as at January 1, 2000 has been increased by $4,450,000 in which the requirements of AcG-11 were first applied.


20.  COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to conform with the current year's presentation.


21.  SUPPLEMENTAL OIL AND GAS INFORMATION

     RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                        2001             2000             1999
                                                                     ---------        ---------         ---------
Revenues                                                             $ 890,662        $ 833,983         $ 371,977
Production costs                                                       740,479          721,593           334,268
Depreciation, depletion and amortization                               284,999          268,254           284,824
                                                                     ---------        ---------         ---------
Results to operations for producing activities                       $(134,816)       $(155,864)        $(247,115)
                                                                     =========        =========         =========

     CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCTION ACTIVITIES

     The components of capitalized costs related to the company's oil and gas producing activities are as follows.

                                                                                     2001                2000                1999
                                                                                 -----------          ----------          ----------
Proved properties                                                                $ 9,222,188          $5,847,683          $6,104,456
Equity in oil and gas partnership                                                         --           2,473,431             132,569
Unproved properties                                                                  180,343              30,750                  --
Pipelines, equipment and other interests                                             679,849             797,956             535,698
                                                                                 -----------          ----------          ----------
                                                                                  10,082,380           9,149,820           6,772,723
Accumulated depreciation, depletion and amortization                               1,484,251           1,253,351             886,898
                                                                                 -----------          ----------          ----------
                                                                                 $ 8,598,129          $7,896,469          $5,885,825
                                                                                 ===========          ==========          ==========

                                                                      PAGE XXXII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


21.  SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

     COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The costs incurred by the company in its oil and gas activities during fiscal years 2001, 2000 and 1999 are as follows.

                                                                       2001                   2000                  1999
                                                                   ----------             -----------             ----------
Property acquisition costs:
  Unproved properties                                              $  149,593             $    30,750             $       --
  Proved properties                                                 1,224,339                 619,753              1,226,752
  Equity in oil and gas partnership                                        --               2,361,532                 19,808
  Developments costs                                                  198,512                 262,258                245,730

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

                                                                  GAS                    OIL
                                                               ----------              -------
                                                                 (mef)                  (bbls)
Balance at December 31, 1998                                   10,958,990               86,038

  Purchase of reserves in place                                   549,800                6,300
  Current additions                                             1,081,400                   --
  Transfers/sales of reserves in place                           (212,231)                  --
  Revision to previous estimates                                 (631,550)             (18,341)
  Production                                                     (139,652)              (7,275)
                                                               ----------              -------
Balance at December 31, 1999         Carried forward           11,606,757               66,722
                                                               ==========              =======

                                                                     PAGE XXXIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


21.  SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

     OIL  AND GAS RESERVE INFORMATION (Unaudited) (Continued)


                                                                                         GAS                        OIL
                                                                                     ----------                   -------
                                                                                        (mef)                      (bbls)
Balance at December 31, 1999                  Brought forward                        11,606,757                    66,722
  Purchase of reserves in place                                                         584,908                        --
  Current additions                                                                   5,022,110                    19,670
  Transfers/sales of reserves in place                                               (1,171,980)                       --
  Revision to previous estimates                                                     (1,852,988)                   18,892
  Production                                                                           (216,503)                  (11,621)
                                                                                     ----------                   -------
Balance at December 31, 2000                                                         13,972,304                    93,663
                                                                                     ==========                   =======

  Purchase of reserves in-place                                                              --                        --
  Extensions discoveries and other additions                                          4,040,102                        --
  Transfers/sales of reserves in place                                                 (990,461)                       --
  Revisions to previous estimates                                                    (1,780,804)                   54,984
  Production                                                                           (219,429)                  (15,879)
                                                                                     ----------                   -------
Balance at December 31, 2001                                                         15,021,712                   132,768
                                                                                     ==========                   =======

Proved development reserves at:
  December 31, 2001                                                                   5,881,153                   123,196
  December 31, 2000                                                                   4,424,552                    83,774
  December 31, 1999                                                                   3,242,748                    66,722

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

                                                                      PAGE XXXIV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


21.  SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

     OIL  AND GAS RESERVE INFORMATION (Unaudited) (Continued)

                                                                      2001                 2000                 1999
                                                                     -------              -------              -------
                                                                                      (in thousands)
Future cash inflows                                                  $37,941              $75,525              $33,507
  Future production and development costs                             19,214               21,120               16,478
  Future income tax expenses                                           2,903               12,237                1,480
                                                                     -------              -------              -------
Future net cash flows                                                 15,824               42,168               15,549
 Less 10% annual discount for estimated
 timing of cash flows                                                 11,707               26,386               10,511
                                                                     -------              -------              -------
Standardized measure of discounted future
 net cash flows                                                      $ 4,117              $15,782              $ 5,038
                                                                     =======              =======              =======

     The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                                 2001                2000                1999
                                                                               --------             -------             ------
                                                                                            (in thousands)
Balance, beginning of year                                                     $ 15,782             $ 5,038             $4,500

Increase (decrease) in discounted future net cash flows:
  Sales and transfers of oil and gas net of related costs                          (675)               (723)              (345)
  Net changes in prices and production costs                                      3,643               6,959                359
  Revisions of previous quantity estimates                                         (483)             (2,390)              (780)
  Extensions, discoveries and improved recovery
   less related costs                                                           (11,811)                686                215
  Purchases of reserves in place                                                     --               1,137                517
  Accretion of discount                                                           1,578                 504                450
  Net change in future income taxes                                              (4,129)              4,338                 67
  Other                                                                             212                 233                 55
                                                                               --------             -------             ------
Balance, end of year                                                           $  4,117             $15,782             $5,038
                                                                               ========             =======             ======