Form 10QSB
period 2002-03-31
DAUGHERTY RESOURCES INC
filed 2002-05-15
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 2002, WAS 5,346,600.

Transitional Small Business Disclosure Format (check one): Yes       No  X.
                                                               ---      ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages I through XVIII of this Report, and is incorporated herein by reference.

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

LIQUIDITY

         For the three months ending March 31, 2002, Daugherty Resources drilled seventeen (17) natural gas wells (4.45 net wells), all of which were capable of producing natural gas. By comparison, for the same period of 2001, Daugherty Resources drilled eleven (11) natural gas wells (2.8175 net wells). Drilling operations for the first three months of 2002 were primarily related to three year-end private placement drilling programs on Daugherty Resources' farm out acreage acquired from Equitable Resources Energy Corporation and two joint venture drilling partnerships.

         Daugherty Resources funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships and the sale of stock. Operational cash flow is generated by sales of natural gas and oil from interests Daugherty Resources owns in wells, well operations of partnership wells, well drilling and completions for partnerships sponsored by Daugherty Petroleum, and gas distributed by Sentra Corporation, a wholly owned subsidiary of Daugherty Petroleum.

         Daugherty Resources continues to review additional opportunities for acquisitions of oil and gas properties. Previous acquisitions have been completed using Daugherty Resources stock, in whole or part, to pay for the acquisitions. Generally, acquisitions include interests in the wells and the right to operate the wells. Daugherty

Resources generally participates in less than a majority interest in those wells drilled by programs or joint ventures sponsored by Daugherty Petroleum.

         During the fourth quarter of 2001 Daugherty Petroleum finalized three
(3) private placement drilling programs and two (2) joint venture partnerships totaling $5.8 million that allowed Daugherty Petroleum to drill twenty-three
(23) natural gas wells during the last quarter of 2001 and the first quarter of 2002. Daugherty Petroleum participated for a 26% interest in the partnership drilling programs and a 50% interest in a one (1) well joint venture partnership and a 20% interest in another one (1) well joint venture partnership.

         Daugherty Resources has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of Daugherty Resources' revenues has been from its activities as "turnkey driller" and operator of drilling programs and joint ventures in the Appalachian Basin sponsored by Daugherty Petroleum.

         Daugherty Resources plans to drill 30 additional wells during the last three quarters of 2002 and first quarter of 2003 and retain interests ranging from 25% to 33% of each well it drills. This estimate is based upon two planned private placement drilling programs covering the drilling and completion of up to 30 wells. Discussion with potential joint venture partners could result in additional wells being drilled.

          Working capital as of March 31, 2002 was a negative $1,253,976 compared to December 31, 2001, when working capital was negative $2,003,165.

         Current assets as of March 31, 2002 were $1,345,927 compared to $2,900,470 as of December 31, 2001. During the three-month period ending March 31, 2002, as compared to December 31 2001, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $1,486,640 from $2,244,420 to $757,780; accounts receivable balances decreased $69,538 from $423,359 to $353,821. Other current assets such as pre-paids, and notes receivable increased $1,635 from $232,691 to $234,326. Overall, current assets decreased by $1,554,543 to $1,345,927 from $2,900,470.

         Current liabilities as of March 31, 2001 were $2,599,903 compared to $4,903,635 as of December 31, 2001. During the three- month period ending March 31, 2001, as compared to December 31, 2001, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $320 from $379,847 to $379,527 customer drilling deposits decreased $2,703,000 from $2,854,700 to $151,700, accounts payable and accrued liabilities increased $399,588 from $1,669,088 to $2,068,676. Overall, current liabilities decreased by $2,307,732.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, result of operations or liquidity in future periods due to the following:

         - The drilling activity in 2001 and first quarter 2002 will result in substantially more oil and gas production to our Company. In the last quarter 2001 and the first quarter 2002 Daugherty Petroleum drilled a total of twenty-three (23) successful wells. At the end of the year 2001 gas prices had decreased, however, as of March 29, 2002, prices have rebounded to reflect higher market demand and these increased prices will positively affect oil and gas revenue.

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

         In addition, Daugherty Petroleum also receives production revenue from its equity position in each well together with revenue associated with the transmission and compression of the natural gas. A portion the natural gas production is handled by Knox Compression, a limited liability company owned by the management of Daugherty Petroleum.

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

         Daugherty Resources believes its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, and has continued to refine its long-term strategy in 2001 to meet the financial obligations of Daugherty Resources. This strategy includes:

         - INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Although natural gas prices decreased significantly in 2001 during the first quarter of 2002 there has been a continued increase in oil and gas prices and this, together with the public awareness of possible natural gas shortages, has sparked an increased interest in partnership drilling. Daugherty Petroleum plans to increase its sponsorship of drilling programs to increase drilling revenue, cash flow from sale of production and increase its natural gas and oil reserves. A decrease in the price of natural gas and/or surplus of natural gas could result in a decrease in the interest and investment in drilling programs sponsored by Daugherty Petroleum with a resulting decrease in contract drilling revenue and cash flow from the sale of production. However, Daugherty Resources believes that investments in drilling programs are, in part, influenced by favorable tax treatment under the federal income tax laws and will continue to be a source of funds to Daugherty Resources.

         - ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review existing oil and gas properties for acquisition in its areas of interest.

         - GOLD AND SILVER PROPERTIES. It is the objective of Daugherty Resources to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties. Subsequent to obtaining reports from two independent consultants management prepared and distributed summary material to various individuals and firms associated with the gold and silver mining sector with the intent of soliciting an interest in acquiring part or all of the property or providing capital as a joint venture partner. Daugherty Resources has had several discussions with the principals of those responding to the summary material and Daugherty Resources continues to solicit interest from those in the gold and silver industry.


RESULTS OF OPERATIONS

         For the three-month period ending March 31, 2002, Daugherty Resources' gross revenues increased $744,578 to $3,962,525 from $3,217,947 for the same period in 2001. Daugherty Resources experienced net income before taxes from continuous operations of $963,192 for the three-month period ending March 31, 2002 compared to net income of $985,916 for the same period in 2001.

         Daugherty Resources' gross revenues were derived from drilling contract revenues of $3,484,000 (87.92%), natural gas and oil operations and production revenues of $194,148 (5.57%), and natural gas distribution revenues of $284,377 (7.10%).

         The increase in gross revenues of $744,578 was primarily attributable to an increase in contract drilling revenue and an increase in gas transmission and compression revenue during the first quarter of 2002. Revenues from oil and gas production activities decreased $62,013 to $194,148 for the three-month period ending March 31, 2002 from $256,161 for the same period in 2001. The decrease in revenues from oil and gas production activities was primarily attributable to lower oil and gas prices in the first quarter of 2002.

         Net gas and oil production for the first quarter of 2002 was 80,759 Mcfe (Mcf equivalents), compared to 73,547 Mcfe for the first quarter of 2001. The average price of gas and oil for the first quarter of 2002 was $2.52/Mcf and $19.50/barrel, respectively, compared to $5.49/Mcf and $25.66/barrel for the first quarter of 2001.

         During the three-month period ended March 31, 2002, total direct costs increased by $739,623 to $2,257,792 compared to $1,518,169 in 2001. Contract drilling expenses increased $560,916 from $1,345,204 for the quarter ending March 31, 2001 compared to $1,906,120 for the quarter ending March 31, 2002. Oil and gas production expenses increased $23,327 from $105,030 for the quarter ending March 31, 2001 compared to $128,357 for the quarter ending March 31, 2002. Gas transmission and compression costs increased $155,380 from $67,935 for the quarter ending March 31,2001, compared to $223,315 for the quarter ended March 31, 2002. The increase in overall direct costs was primarily due to the drilling and related costs for seventeen (17) natural gas wells in the first quarter of 2001 compared to eleven (11) in the same period of 2001 and additional transmission and marketing expenses related to Sentra Corporation.

         For the period ending March 31, 2002, Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had sales of $65,289 compared with sales of $42,916 for the first three months of 2001. In the first quarter of 2002, Sentra installed approximately 1,675 feet of transmission line and 1,285 feet of distribution line. As of March 31, 2002, Sentra has 134 customers, 41 of which are commercial and agri-business accounts. In addition, Sentra has 53 applications from customers requesting service. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment the economy in Sentra's service areas.

         On March 8, 2001 Sentra entered into an agreement with Clay Gas Utility District of Celina, Tennessee to manage its business, which currently consists of 157 customers, including 28 industrial, commercial and agri-business connections. Sentra also reads Clay Gas' meters, issue its bills and collects its receivables. On February 1, 2001, Daugherty Petroleum entered into agreements with Sentra and Clay Gas Utility District to supply natural gas to the two utilities. Daugherty purchases the natural gas it sells to the utilities from a gas marketing company that delivers the gas to the utilities sales meter on the Texas Eastern Transmission line in Monroe County, Kentucky. The two contracts have subsequently been extended and are scheduled to expire July 31, 2003.

         Daugherty Resources believes there are several factors that will increase revenues in the year 2002, including increased oil and gas production from its interests in the wells drilled in 2001 and the first quarter of 2002, and the resulting expansion of its gas gathering system to allow more gas production to be transported to market. In addition, increased natural gas prices should create more interest in Daugherty Resources drilling programs, which would increase turnkey drilling revenues.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  LIST OF DOCUMENTS FILED WITH THIS REPORT.
              -----------------------------------------
                                                                          PAGE
                                                                          ----
         (1)  Balance Sheet for the Period Ended March 31, 2002.........II-III
              Income Statement for the Period Ended March 31, 2002........... V
              Segmented Information.........................................XIV
              Computation of Per Share Earnings..............................IV

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


Dated: May 15,2002.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                               TITLE                               DATE
    ---------                               -----                               ----

/s/ William S. Daugherty          Chairman of the Board, President,
---------------------------           Director of the Registrant            May 15, 2002
William S. Daugherty



/s/ James K. Klyman *
---------------------------           Director of the Registrant            May 15, 2002
James K. Klyman



/s/ Charles L. Cotterell
---------------------------           Director of the Registrant            May 15, 2002
Charles L. Cotterell



*By  /s/ William S. Daugherty
  ---------------------------
        William S. Daugherty
        Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                  (UNAUDITED)

                                 MARCH 31, 2002

                            DAUGHERTY RESOURCES INC.



                                 MARCH 31, 2002


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

      Notes to Financial Statements                            VI-XVIII

                                                                         PAGE I









                            REVIEW ENGAGEMENT REPORT


To the Directors of
DAUGHERTY RESOURCES INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES INC. as at March 31, 2002 and the condensed consolidated statements of operations and deficit and cash flows for the three months ended. Our review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in Canada, the balance sheet as at December 31, 2001 and the related statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet, as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



         KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
May 8, 2002

                                                                         PAGE II


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                 MARCH 31, 2002




                                  ASSETS
                                                MARCH 31,           DECEMBER 31,
                                                  2002                 2001
                                               -----------          -----------

CURRENT
    Cash and cash equivalents                  $   757,780          $ 2,244,420
    Accounts receivable                            353,821              423,359
    Prepaid expense and other asset                203,650              202,015
    Loans to related parties (Note 4)               30,676               30,676
                                               -----------          -----------
                                                 1,345,927            2,900,470

BONDS AND DEPOSITS                                  41,000               41,000

OIL AND GAS PROPERTIES (Note 2)                  9,103,705            8,834,087

PROPERTY AND EQUIPMENT (Note 3)                    840,753              820,769

LOANS TO RELATED PARTIES (Note 4)                  731,348              533,051

INVESTMENT (Note 5)                                 69,347              109,254

DEFERRED FINANCING COSTS                            64,186               71,066

GOODWILL                                           313,177              313,177
                                               -----------          -----------


                                               $12,509,443          $13,622,874
                                               ===========          ===========



See accompanying notes to condensed consolidated financial statements.

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
              Director                                 Director

                                                                        PAGE III


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                 MARCH 31, 2002

                                                        LIABILITIES
                                                                                        MARCH 31,             DECEMBER 31,
                                                                                          2002                   2001
                                                                                      ------------           ------------

CURRENT
  Bank loans (Note 5)                                                                      141,247                146,067
  Accounts payable                                                                         714,573                875,953
  Accrued liabilities                                                                    1,354,103                793,135
  Customers' drilling deposits                                                             151,700              2,854,700
  Long-term debt (Note 6)                                                                  238,280                233,780
                                                                                      ------------           ------------
                                                                                         2,599,903              4,903,635

LONG-TERM DEBT (Note 6)                                                                  3,418,101              3,455,642
                                                                                      ------------           ------------
                                                                                         6,018,004              8,359,277
                                                                                      ------------           ------------

                                                   SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 7)
  AUTHORIZED
         5,000,000 Preferred shares, non-voting, non-cumulative, convertible
       100,000,000 Common shares

  ISSUED
           562,546 Preferred shares (2001 - 563,249)                                     1,801,245              1,802,542
         5,346,600 Common shares (2001 - 4,959,112)                                     24,450,145             24,184,198
            21,000 Common shares held in treasury, at cost                                 (23,630)               (23,630)
  Capital stock to be issued                                                                55,226                 55,226
                                                                                      ------------           ------------
                                                                                        26,282,986             26,018,336

DEFICIT                                                                                (19,791,547)           (20,754,739)
                                                                                      ------------           ------------
                                                                                         6,491,439              5,263,597
                                                                                      ------------           ------------

                                                                                      $ 12,509,443           $ 13,622,874
                                                                                      ============           ============



See accompanying notes to condensed consolidated financial statements.

                                                                         PAGE IV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  (U.S. FUNDS)

                                                                                       FOR THE THREE MONTH
                                                                                       PERIOD ENDED MARCH 31
                                                                                     2002                  2001
                                                                                ------------           ------------
REVENUE
  Contract drilling (Not less than 95% attributable to related
    party transactions)                                                            3,484,000              2,825,499
  Oil and gas production                                                             194,148                256,161
  Gas transmission and compression                                                   284,377                136,287
                                                                                ------------           ------------
                                                                                   3,962,525              3,217,947
                                                                                ------------           ------------
DIRECT EXPENSES
  Contract drilling                                                                1,906,120              1,345,204
  Oil and gas production                                                             128,357                105,030
  Gas transmission and compression                                                   223,315                 67,935
                                                                                ------------           ------------
                                                                                   2,257,792              1,518,169
                                                                                ------------           ------------

GROSS PROFIT                                                                       1,704,733              1,699,778
                                                                                ------------           ------------

EXPENSES
  Selling, general and administrative                                                585,025                502,332
  Depreciation, depletion and amortization                                           139,380                218,618
  Interest                                                                            58,539                 52,442
                                                                                ------------           ------------
                                                                                     782,944                773,392
                                                                                ------------           ------------

INCOME BEFORE THE FOLLOWING                                                          921,789                926,386

  Equity share in earnings from undivided interest in
    oil and gas properties                                                            41,403                 59,530
                                                                                ------------           ------------

NET INCOME FOR THE PERIOD                                                            963,192                985,916

DEFICIT, beginning of period                                                     (20,754,739)           (20,427,481)
                                                                                ------------           ------------

DEFICIT, end of period                                                          $(19,791,547)          $(19,441,565)
                                                                                ============           ============
NET INCOME PER SHARE (Note 8)
  Basic                                                                         $       0.19           $       0.29
                                                                                ============           ============

  Fully diluted                                                                 $       0.18           $       0.27
                                                                                ============           ============


See accompanying notes to condensed consolidated financial statements

                                                                          PAGE V


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)

                                                                              FOR THE THREE MONTH
                                                                             PERIOD ENDED MARCH 31
                                                                          2002                  2001
                                                                       -----------           -----------
OPERATING ACTIVITIES
    Net income for the period                                          $   963,192           $   985,916
    Equity share in earnings from undivided interest in oil
      and gas properties                                                   (41,403)              (59,530)
    Amortization and depletion                                             139,380               218,618
    Change in non-cash components of working capital
      (Increase) decrease in prepaid expenses and other asset               (1,635)                1,471
      Decrease in accounts receivable                                       69,538                40,889
      Increase (decrease) in accounts payable                             (161,380)              193,519
      Increase in accrued liabilities                                      560,968                98,269
      Decrease in customers' drilling deposits                          (2,703,000)           (1,185,165)
                                                                       -----------           -----------
                                                                        (1,174,340)              293,987
                                                                       -----------           -----------
FINANCING ACTIVITIES
    Decrease in long-term debt                                             (33,041)              (61,780)
    Issue of capital stock                                                 264,650                 1,694
    Decrease in bank loans                                                  (4,820)               (4,276)
                                                                       -----------           -----------
                                                                           226,789               (64,362)
                                                                       -----------           -----------

INVESTING ACTIVITIES
    Increase (decrease) in property and equipment                          (42,484)                2,954
    Increase in loans to related parties                                  (198,297)             (222,535)
    Additions to oil and gas properties, net                              (338,215)              (80,930)
    Decrease in investment                                                  39,907                     -
                                                                       -----------           -----------
                                                                          (539,089)             (300,511)
                                                                       -----------           -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                     (1,486,640)              (70,886)

CASH AND CASH EQUIVALENTS, beginning of period                           2,244,420               426,660
                                                                       -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                               $   757,780           $   355,774
                                                                       ===========           ===========

SUPPLEMENTAL DISCLOSURE
  Interest paid                                                        $    91,540           $    74,889
                                                                       ===========           ===========

  Income taxes paid                                                    $         -            $        -
                                                                       ===========           ===========





See accompanying notes to condensed consolidated financial statements.

                                                                         PAGE VI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These condensed consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles, which conform in all material respects, with the accounting principles generally accepted in the United States.

         (a)      GENERAL

                  In the opinion of the company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position as at March 31, 2002 and consolidated results of operations and deficit and cash flows for the three months then ended.

                  While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the company's latest annual report on Form 20-F.


         (b)      BASIS OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Daugherty Petroleum Inc. ("DPI") and its 100% owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

         (c)      ESTIMATES

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

                  Material estimates are particularly significant as they relate to the determination of the reserves of oil and gas properties. In connection with the determination of these carrying amounts, management must make estimates relating to future production, future product prices and operating expenses.

                                                                        PAGE VII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002



2.       OIL AND GAS PROPERTIES

                                                                  MARCH 31,                        DECEMBER 31
                                                                    2002                              2001
                                                ---------------------------------------------         ----
                                                                ACCUMULATED
                                                    COST        AMORTIZATION          NET             NET
                                                -----------      -----------      -----------     -----------

          Proved properties                     $ 7,573,145      $ 1,458,606      $ 6,114,539     $ 6,146,723
          Wells and related equipment               683,252          124,955          558,297         563,695
                                                -----------      -----------      -----------     -----------
                                                  8,256,397        1,583,561        6,672,836       6,710,418
                                                -----------      -----------      -----------     -----------
          EQUITY IN OIL AND GAS PARTNERSHIP
            Equity, beginning of period                                             2,123,669       1,283,769
            Additional investment                                                     307,200         933,002
            Withdrawals                                                               (41,403)       (331,221)
            Share in partnership's earnings                                            41,403         238,119
                                                                                  -----------     -----------
            Equity, end of period                                                   2,430,869       2,123,669
                                                                                  -----------     -----------

          TOTAL OIL AND GAS PROPERTIES                                            $ 9,103,705     $ 8,834,087
                                                                                  ===========     ===========




3.       PROPERTY AND EQUIPMENT


                                                                     MARCH 31,                       DECEMBER 31,
                                                                       2002                             2001
                                                   --------------------------------------------         ----
                                                                   ACCUMULATED
                                                       COST        AMORTIZATION         NET              NET
                                                       ----        ------------         ---              ---
          Land                                      $    12,908      $       -       $   12,908       $  12,908
          Buildings                                       6,239          1,456            4,783           4,887
          Machinery and equipment                       664,102         97,511          566,591         550,499
          Office furniture, fixtures and equipment       97,568         80,502           17,066          17,406
          Aircraft                                      125,000          4,167          120,833         122,396
          Vehicles                                      267,463        148,891          118,572         112,673
                                                    -----------      ---------       ----------       ---------

                                                    $ 1,173,280      $ 332,527       $  840,753       $ 820,769
                                                    ===========      =========       ==========       =========

                                                                       PAGE VIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002



4.       LOANS TO RELATED PARTIES

         The loans to related parties represent loans receivable from officers of the Company and certain shareholders totalling $353,951 and $240,560, respectively, bearing interest at 6% per annum and are payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the officers' ownership interest in drilling partnerships with DPI. The loans receivable from the officers of DPI totalling $167,513 are non-interest bearing and unsecured.


5.       BANK LOANS

                                                                                                MARCH 31,     DECEMBER 31
                                                                                                  2002             2001
                                                                                               ---------        ---------
                   NOTE PAYABLE bearing interest at 4.71% per annum, maturing January 15,
                   2003 and is collateralized by a certificate of deposit amounting to
                   $135,367                                                                    $ 134,162        $ 134,162

                   NOTE PAYABLE bearing interest at prime plus 6% per annum, due on
                   September 22, 2002 and is collateralized by 200,000 shares of stock
                   owned by a director of the company                                              7,085           11,905
                                                                                               ---------        ---------

                                                                                               $ 141,247        $ 146,067
                                                                                               =========        =========

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

                                                                         PAGE IX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002


6.       LONG-TERM DEBT (Continued)

         The obligation is stated at its remaining face value of $458,818 and has not been discounted.

                                                                                               MARCH 31,       DECEMBER 31
                                                                                                2002             2001
                                                                                             -----------       -----------

         NOTE PAYABLE as outlined above                                                          458,818           462,818

         10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties. Interest is payable semi-annually on February 1 and
         August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 2000 (closing date)
         requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interests and a premium equal to 25% of principal, payable in put shares. After the put date, the company may redeem the note in
         whole or part at 100% of principal amount plus accrued interest.                        850,000           850,000

         NOTE PAYABLE TO KEYBANK NATIONAL ASSOCIATION. Variable interest at the bank's prime rate plus 1.25%, which may vary based upon certain conditions in the credit agreement is payable monthly. The interest rate at March 31, 2002 was 6%. The total available credit under the terms of the note is $10,000,000. The maximum amount of funding available is limited to the Company's borrowing base, which is redetermined semi-annually. The borrowing base at March 31, 2002 was
         $2,050,123. The note is secured by a general lien on all corporate assets, a first mortgage on oil and gas interests and pipelines, and
         assignments of major oil and gas and transportation contracts.                        2,006,734         2,006,734

         VARIOUS NOTES PAYABLE, bearing interest ranging from 5.0% to 9.5% per annum, payable monthly in varying amounts up to 2005, collateralized
         by the equipment and vehicles acquired                                                  117,913           128,107

         NON-INTEREST BEARING NOTE, secured by 25% of production on 15
         gas wells payable monthly at $2,796, maturing in 2003                                    14,322            23,117
                                                                                             -----------       -----------

                           Carried forward.........                                          $ 3,447,787       $ 3,470,776
                                                                                             ===========       ===========


                                                                          PAGE X

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002


6.       LONG-TERM DEBT (Continued)


                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                2002             2001
                                                                                             -----------       -----------
                                    Brought forward......                                    $ 3,447,787       $ 3,470,776

         LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
         interest only.  Principal is due currently.                                              64,779            64,779

         NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing interest at 8% per annum, payable in 60 instalments of $1,370, including interest,
         maturing in February 2005                                                                45,763            47,898

         LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from 8.45%
         to 11% per annum, payable in total monthly instalments of $3,257 with maturities up to June 17, 2003, collateralized by
         receivables and various vehicles                                                         73,402            81,320

         UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
         per annum, principal and interest due currently                                          24,650            24,650
                                                                                             -----------       -----------
                                                                                               3,656,381         3,689,423
           Less:  Current portion                                                                238,280           233,781
                                                                                             -----------       -----------

                                                                                             $ 3,418,101       $ 3,455,642
                                                                                             ===========       ===========

         Principal repayments for the next five years are as follows:

         2002                                                      $  238,280
         2003                                                         115,536
         2004                                                       2,902,165
         2005                                                          33,460
         2006                                                          24,000
         Thereafter                                                   342,940
                                                                   ----------
                                                                   $3,656,381
                                                                   ==========

                                                                         PAGE XI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002



7.       CAPITAL STOCK

         (a)      PREFERRED SHARES ISSUED

                                                                        SHARES            AMOUNT
                                                                      ----------         --------
                                                                           #           $

                  Balance, March 31, 2002                              1,100,672          620,844

                  Converted to common shares                          (1,100,672)        (620,844)
                  Issued for acquisition of oil and gas interest         563,249        1,802,541
                                                                      ----------        ---------

                  Balance, December 31, 2001                             563,249        1,802,541

                  Converted to common shares                                (703)          (1,296)
                                                                      ----------        ---------

                  Balance, December 31, 2001                             562,546        1,801,245
                                                                      ==========        =========

         (b)      COMMON SHARES ISSUED

                                                                        SHARES            AMOUNT
                                                                      ----------         --------
                                                                               #                $
                  Balance, December 31, 2000                           3,442,852       23,113,991

                  Issued for cash                                         62,500          125,000
                  Issued to employees as incentive bonus                 157,000          235,500
                  Issued for exercise of options and warrants             26,109           26,360
                  Issued for conversion of preferred shares            1,229,502          620,844
                  Issued for payment of accounts payable                  40,066           60,099
                  Issued for acquisition of oil and gas                    1,083            2,404
                                                                       ---------       ----------

                  Balance, December 31, 2001                           4,959,112       24,184,198

                  Issued to employees as incentive bonus                 174,000          109,620
                  Issued for payment of accounts payable                 212,785          155,031
                  Issued for conversion of preferred stock                   703            1,296
                                                                       ---------       ----------

                  Balance, March 31, 2002                              5,346,600       24,450,145
                                                                       =========       ==========


                                                                        PAGE XII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002

7.       CAPITAL STOCK (Continued)

         (c)      SHARES TO BE ISSUED

                  24,887 COMMON SHARES to be issued in connection with the purchase of
                    Ken-tex oil and gas property in 1999                                      $ 55,226
                                                                                              ========


         (d)      STOCK OPTIONS

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                             ISSUED         EXERCISABLE          PRICE           EXPIRY
                                                             ------         -----------          -----           ------
                                                                                                 $
                  Balance, December 31, 2000                2,521,726         2,406,170                 1.98
                                                                             ==========          ===========
                  2001 - issued for consulting services        65,607                                               (i)
                       - exercised                            (26,373)
                       - expired                              (74,000)                             0.38-1.25
                                                           ----------

                  Balance, December 31, 2001                2,486,960         2,442,515                 2.02
                                                                             ==========          ===========
                       - expired                             (415,000)                                  1.54
                                                           ----------

                  Balance, March 31, 2002                   2,071,960         2,071,960                 2.12
                                                           ==========         =========          ===========


                  (i) These options were granted to four individuals for services performed on behalf of the Company. The options, which were paid in addition to cash compensation, were exercisable immediately, expire on October 27, 2003 and have exercise prices ranging from $1.50 to $2.13.

         (e)      WARRANTS

                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                                ISSUED             PRICE        EXPIRY
                                                                                ------             -----        ------

                                                                                                   $

                  Balance, December 31, 2000                                  2,470,091                 2.65
                       - issued for acquisition of oil and gas
                           property (Note 2a)                                   302,528            1.75-4.50       (i)
                       - issued for consulting services                         195,222            1.22-2.20      (ii)
                       - exercised                                                 (320)           1.00-1.75
                       - expired                                                (23,800)                2.50
                                                                            -----------           ----------
                  Balance, December 31, 2001 (Carried forward...)             2,943,721                 2.61

                                                                       PAGE XIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002


7.       CAPITAL STOCK (Continued)

         (e)      WARRANTS (Continued)

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                                              ISSUED             PRICE           EXPIRY
                                                                              ------             -----           ------

                                                                                                   $

                  Balance, December 31, 2001  (Brought forward...)         2,943,721                 2.61
                       - expired                                            (500,000)            .65-2.50
                                                                        ------------         ------------

                  Balance, March 31, 2002                                  2,443,721                 2.76
                                                                        ============         ============

                  (i)      These warrants expire July 14, 2006
                  (ii)     These warrants expire December 31, 2004



8.       INCOME PER SHARE

         (a)      BASIC

                  Income per share is calculated using the weighted average number of shares outstanding during the period. The weighted average of common shares was 5,071,319 (2001 - 3,446,533).

         (b)      FULLY DILUTED INCOME PER SHARE

                  Fully diluted income per share have been calculated on the same basis with the weighted average number of shares outstanding during the period totalling 5,384,810 (2001 - 3,760,025) and potential common shares outstanding during the period.

9.       RELATED PARTY TRANSACTIONS

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

                                                                        PAGE XIV




                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002


9.       RELATED PARTY TRANSACTIONS (Continued)

         (b)      Lease of Gas Compressors

                  A limited liability company owned by a director and two officers of the company leased two natural gas compressors for $1,800 in 2002 (2001 - $3,850) to DPI.

         (c) DPI invests in various company sponsored partnerships and joint ventures by making capital contributions in exchange for an equity interest typically represented by undivided working interests up to 33% in the partnerships and up to 50% in a joint venture. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated. During period ended March 31, 2002, the company executed and performed turnkey drilling contracts with company sponsored partnerships totalling $3,484,000 (2001 - $2,825,499), respectively, not less than 95% of which is attributable to related party transactions.

10.      SEGMENTED INFORMATION


                                                                            FOR THE THREE MONTH
                                          OIL AND                          PERIOD ENDED MARCH 31,
                                            GAS                             2002            2001
                                        DEVELOPMENT       CORPORATE         TOTAL           TOTAL
                                        -----------      ----------     ------------     -----------

         Revenue (net)                  $ 4,003,928      $        -     $  4,003,928     $ 3,277,477
                                        -----------      ----------     ------------     -----------

         Direct expenses                  2,257,792               -        2,257,792       1,518,169
         General corporate expenses               -         585,025          585,025         502,332
         Interest on long-term debt          41,387          17,152           58,539          52,442
         Amortization and depletion         132,500           6,880          139,380         218,618
                                        -----------      ----------     ------------     -----------
                                          2,431,679         609,057        3,040,736       2,291,561

         Income before income taxes       1,572,249        (609,057)         963,192         985,916
                                        ===========      ==========     ============     ===========

         Identifiable assets              9,482,447       3,026,996       12,509,443      11,195,828
                                        ===========      ==========     ============     ===========

         Capital expenditures               338,215               -          338,215          80,930
                                        ===========      ==========     ============     ===========

                                                                         PAGE XV
                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002

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

                  The company accounts for its stock options under Canadian GAAP, which, in the company's circumstances are not materially different from the amounts that would be determined under the provisions of the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plan. There were no options issued during both quarters.

         (b)      COMPREHENSIVE INCOME

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

                                                                        PAGE XVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002

11.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (c)      RECENT ACCOUNTING PRONOUNCEMENTS

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

                  (iii) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 140 (SFAS 140)

                           In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the results of its operations or financial position.

                                                                       PAGE XVII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002

11.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (c)      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

                                                                      PAGE XVIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                 MARCH 31, 2002



11.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)

         (e)      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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