Form 10QSB
period 2002-06-30
DAUGHERTY RESOURCES INC
filed 2002-08-14
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 2002, WAS 5,350,670.

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

LIQUIDITY

         For the six months ending June 30, 2002, Daugherty Resources drilled seventeen (17) natural gas wells (4.5625 net wells), all of which were capable of producing natural gas. By comparison, for the same period of 2001, Daugherty Resources drilled eleven (11) natural gas wells (2.8175 net wells). Drilling operations for the first six months of 2002 were primarily related to three year-end private placement drilling programs on Daugherty Resources' farm out acreage acquired from Equitable Resources Energy Corporation and two joint venture drilling partnerships.

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

         During the fourth quarter of 2001 Daugherty Petroleum finalized three
(3) private placement drilling programs and two (2) joint venture partnerships totaling $5.8 million that allowed Daugherty Petroleum to drill a total twenty-three (23) natural gas wells during the last quarter of 2001 and the first quarter of 2002 with seventeen (17) wells being drilled in the first quarter of 2002. Daugherty Petroleum participated for a 26% interest in the partnership drilling programs and a 50% interest in a one (1) well joint venture partnership and a 20% interest in another one (1) well joint venture partnership.

During the second quarter of 2002 Daugherty Petroleum entered into a joint venture drilling program whereby Daugherty Petroleum will receive a 25% interest in up to 15 natural gas wells. As of August 15, 2002, drilling operations have begun on two of the program wells. In addition, Daugherty Petroleum began a 15 well private placement partnership drilling program during the second quarter of 2002 and will participate for a 25.75% interest in up to 15 natural gas wells. Therefore, Daugherty Resources anticipates that it will drill 30 additional wells during the last two quarters of 2002 and first quarter of 2003 and retain interests ranging from 25% to 33% of each well it drills. This estimate is based upon the two current private placement drilling programs covering the drilling and completion of up to 30 wells. Discussion with potential joint venture partners, and additional year-end programs, could result in additional wells being drilled.

          Working capital as of June 30, 2002 was a negative $1,596,549 compared to December 31, 2001, when working capital was negative $2,003,165.

         Current assets as of June 30, 2002 were $801,437 compared to $2,900,470 as of December 31, 2001. During the six-month period ending June 30, 2002, as compared to December 31 2001, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $2,079,238 from $2,244,420 to $165,182; accounts receivable balances decreased $84,071 from $423,359 to $339,208. Other current assets such as pre-paids, and notes receivable increased $64,276 from $232,691 to $296,967. Overall, current assets decreased by $2,099,033 to $801,437 from $2,900,470.

         Current liabilities as of June 30, 2002 were $2,397,986 compared to $4,903,635 as of December 31, 2001. During the six- month period ending June 30, 2002, as compared to December 31, 2001, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $5,380 from $374,467 to $379,527, customer drilling deposits decreased $2,703,000 from $2,854,700 to $151,700, accounts payable and accrued liabilities increased $202,731 from $1,669,088 to $1,871,819. Overall, current liabilities decreased by $2,505,649.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, result of operations or liquidity in future periods due to the following:

         - The drilling activity conducted during 2001 and the first quarters of 2002 will result in substantially more oil and gas production to our Company. In the last quarter 2001 and the first quarter 2002 Daugherty Petroleum drilled a total of twenty-three (23) successful wells. At the end of the year 2001, gas prices had decreased, however, as of June 30, 2002, prices have rebounded to reflect higher market demand and these increased prices will positively affect oil and gas revenue. If the maximum subscriptions are received and accepted for the two current drilling programs Daugherty will receive contract drilling revenue from an additional 30 wells and will receive a minimum 25% interest in each well drilled.

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

         A significant amount of revenue is received from related party transactions whereby Daugherty Petroleum sponsors and conducts development drilling programs for its own account and for others. Generally, most of the revenue from contract drilling activity is received from drilling partnerships formed and managed by Daugherty Petroleum as managing general partner. Typically, the investor partners own a 75% interest in the partnerships and Daugherty Petroleum retains a 25% interest for its equity contribution to each drilling program. For 2001, Daugherty Petroleum sponsored a total of three drilling programs and two joint ventures that raised a total of $5.8 million that allowed Daugherty Petroleum to drill a total of thirty-five (35) wells by March 31, 2002. Daugherty Petroleum may also enter into joint venture arrangements with industry partners or a small group of investor partners and retain up to a 50% working interest in any wells drilled. As a result, Daugherty Petroleum is subject to substantial cash commitments at the closing of the partnership or joint ventures.

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

         In addition, Daugherty Petroleum also receives production revenue from its ownership in each well, together with revenue associated with the transmission and compression of the natural gas. The compression for approximately 2.7% of the natural gas operated by Daugherty Petroleum is provided by Knox Compression, a limited liability company owned by the management of Daugherty Petroleum.

         Although Daugherty Petroleum believes that all transactions involving or related to the drilling partnerships, including the costs, expenses and fees charged by Daugherty Petroleum, are comparable with the transactions of companies similarly situated and represent the conditions of competitive free market dealings, the transactions involve related parties and cannot be presumed to be on an arm's length basis.

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

         Daugherty Resources believes its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, and has continued to refine its long-term strategy in 2001 to meet the financial obligations of Daugherty Resources. This strategy includes:

         - INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Although natural gas prices decreased significantly in early 2001, during the first six-months of 2002 there has been a continued increase in oil and gas prices and this, together with the public awareness of possible natural gas shortages, has sparked an increased interest in partnership drilling. Daugherty Petroleum plans to increase its sponsorship of drilling programs to increase drilling revenue, cash flow from sale of production and increase its natural gas and oil reserves. A decrease in the price of natural gas and/or a surplus of natural gas could result in a decrease in the interest and investment in drilling programs sponsored by Daugherty Petroleum with a resulting decrease in contract drilling revenue and cash flow from the sale of production. However, Daugherty Resources believes that investments in drilling programs are, in part, influenced by favorable tax treatment under the federal income tax laws and will continue to be a source of funds to Daugherty Resources.

         - ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review existing oil and gas properties for acquisition in its areas of interest.

         - GOLD AND SILVER PROPERTIES. Since Daugherty Resources does not have current plans to develop the properties itself it is the objective of Daugherty Resources to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties. Subsequent to obtaining reports from two independent consultants management prepared and distributed summary material to various individuals and firms associated with the gold and silver mining sector with the intent of soliciting an interest in acquiring part or all of the property or providing capital as a joint venture partner. Daugherty Resources has had several discussions with the principals of those responding to the summary material and Daugherty Resources continues to solicit interest from those in the gold and silver industry.

RESULTS OF OPERATIONS

         For the three-month period ending June 30, 2002, Daugherty Resources' gross revenues decreased $114,357 to $403,800 from $518,157 for the same period in 2001. For the six-month period ending June 30, 2002, Daugherty Resources' gross revenue increased $630,221 to $4,366,325 from $3,736,104 for the same period in 2001. Daugherty Resources experienced a net loss before taxes of $378,003 for the three-month period ending June 30, 2002 compared to a net loss before taxes of $801,279 for the same period in 2001. For the six-month period ending June 30, 2002, Daugherty Resources experienced net income before taxes of $585,189 compared to net income before taxes of $184,637 for the same period in 2001.

         Daugherty Resources' gross revenues for the six-month period ending June 30, 2002 were derived from drilling contract revenues of $3,484,000 (79.79%), natural gas and oil operations and production revenues of $387,062 (8.86%), and natural gas transmission and compression revenues of $495,263 (11.34%).

         The six-month increase in total gross revenues of $630,221 was primarily attributable to an increase in contract drilling revenue in the first quarter and an increase in gas transmission and compression revenue during the first and second quarter of 2002. Revenues from oil and gas production activities decreased $31,564 to $192,914 for the three-month period ending June 30, 2002 from $224,478 for the same period in 2001. For the six-month period ending June 30, 2002, gross revenue from oil and gas production decreased $93,577 to $387,062 from $480,639 for the same period in 2001. The decrease in revenues from oil and gas production activities was primarily attributable to lower oil and gas prices in the first quarter of 2002 as compared to the same period for 2001.

         Net gas and oil production for the second quarter of 2002 was 96,631 Mcfe (Mcf equivalents), compared to 73,481 Mcfe for the second quarter of 2001. The average price of gas and oil for the second quarter of 2002 was $3.72/Mcf and $23.48/barrel, respectively, compared to $5.54/Mcf and $26.09/barrel for the second quarter of 2001.

         During the three-month period ended June 30, 2002, total direct costs decreased by $245,168 to $265,020 compared to $510,188 in 2001. For the six-month period ending June 30, 2002, total direct expenses increased $494,455 to $2,522,812 from $2,028,357 for the same period in 2001. Contract drilling expenses decreased $193,466 from $193,466 for the quarter ending June 30, 2001 compared to $0 for the quarter ending June 30, 2002. Oil and gas production expenses increased $44,054 from $108,448 for the quarter ending June 30, 2002 compared to $152,502 for the quarter ending June 30, 2002. Gas transmission and compression costs decreased $95,756 from $208,274 for the quarter ending June 30, 2001, compared to $112,518 for the quarter ended June 30, 2002. The increase in overall direct costs was primarily due to the drilling and related costs for seventeen (17) natural gas wells in the first quarter of 2002 compared to eleven (11) in the same period of 2001.

         For the period ending June 30, 2002, Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had sales of $89,506 compared with sales of $71,888 for the first six months of 2001. In the second quarter of 2002, Sentra installed an additional 1,220 feet of transmission line and 3,375 feet of distribution line for cumulative total of 94,040 feet of transmission line and 29,639 feet of distribution line being installed by Sentra Corporation as of June 30, 2002. As of June 30, 2002, Sentra has 162 customers, 50 of which are commercial and agri-business accounts. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment the economy in Sentra's service areas.

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

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.
                  -----------------------------------------
                                                                                                   PAGE
                                                                                                   ----
         (1)      Balance Sheet for the Period Ended June 30, 2002                                 II-III
                  Statement of Operations and Deficit for the period ending June 30, 2002          IV
                  Statement of Cash Flows                                                          V
                  Notes to Financial Statements                                                    VI-XVII

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


Dated: August 14, 2002.

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


        SIGNATURE                                 TITLE                                       DATE
        ---------                                 -----                                       ----
/S/ William S. Daugherty              Chairman of the Board, President,
------------------------                 Director of the Registrant                      August 14, 2002
William S. Daugherty


/S/ James K. Klyman *                    Director of the Registrant                      August 14, 2002
---------------------
James K. Klyman


/S/ Charles L. Cotterell                 Director of the Registrant                      August 14, 2002
------------------------
Charles L. Cotterell




*By  /S/ William S. Daugherty
     ------------------------
     William S. Daugherty
     Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)



                                  JUNE 30, 2002


                                    CONTENTS

                                                                     PAGE


REVIEW ENGAGEMENT REPORT                                                I


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                      II-III

Statement of Operations and Deficit                                    IV

Statement of Cash Flows                                                 V

Notes to Financial Statements                                     VI-XVII

                                                                               I

         [KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP LETTERHEAD]





                            REVIEW ENGAGEMENT REPORT


To the Directors of
DAUGHERTY RESOURCES INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES INC. as at June 30, 2002 and the condensed consolidated statements of operations and deficit, and cash flows for the six months ended June 30, 2002 and for the three months ended June 30, 2002. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

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


             /s/ KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP


                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS
Toronto, Ontario
August 2, 2002

                                                                              II


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

                                     ASSETS

                                                    June 30,            December 31,
                                                      2002                  2001
                                                  --------------       --------------
                                                   (Unaudited)
CURRENT
     Cash and term deposits                       $       165,182     $     2,244,420
     Accounts receivable                                  339,288             423,359
     Prepaid expenses and other assets                    288,855             202,015
     Loans to related parties (Note 4)                      8,112              30,676
                                                     ------------         ------------
                                                          801,437           2,900,470

BONDS AND DEPOSITS                                         41,000              41,000

OIL AND GAS PROPERTIES (Note 2)                         9,063,725           8,834,087

PROPERTY AND EQUIPMENT (Note 3)                           845,621             820,769

LOANS TO RELATED PARTIES (Note 4)                         755,413             533,051

INVESTMENT                                                 69,347             109,254

DEFERRED FINANCING COSTS                                   57,306              71,066

GOODWILL                                                  313,177             313,177
                                                     ------------        ------------

                                                      $11,947,026        $ 13,622,874
                                                     ============        ============



See accompanying notes to condensed consolidated financial statements.

                                                                             III


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

                                   LIABILITIES


                                                                                      June 30,             December 31,
                                                                                        2002                   2001
                                                                                    --------------        --------------
                                                                                     (Unaudited)
CURRENT
     Bank loans (Note 5)                                                            $       134,162      $       146,067
     Accounts payable                                                                       749,029              875,953
     Accrued liabilities                                                                  1,147,160              793,135
     Customers' drilling deposits                                                           151,700            2,854,700
     Current portion of long-term debt (Note 6)                                             240,305              233,780
                                                                                    ---------------      ---------------
                                                                                          2,422,356            4,903,635

LONG-TERM DEBT (NOTE 6)                                                                   3,411,234            3,455,642
                                                                                    ---------------      ---------------
                                                                                          5,833,590            8,359,277
                                                                                    ---------------      ---------------
                                                         SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 7)
  AUTHORIZED
      5,000,000          Preferred shares, non-voting, non-cumulative, convertible
    100,000,000          Common shares

     ISSUED
        558,476          Preferred shares (2001 - 563,249)                                1,784,493            1,802,542
      5,350,670          Common shares (2001 - 4,959,112)                                24,466,897           24,184,198
         21,000          Common shares held in treasury, at cost                            (23,630)             (23,630)
     Capital stock to be issued                                                              55,226               55,226
                                                                                    ---------------          -----------
                                                                                         26,282,986           26,018,336

     DEFICIT                                                                            (20,169,550)         (20,754,739)
                                                                                    ----------------     ----------------
                                                                                          6,113,436            5,263,597
                                                                                    ----------------     ----------------
                                                                                    $    11,947,026      $    13,622,874
                                                                                    ===============      ===============


See accompanying notes to condensed consolidated financial statements.

                                                                              IV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)


           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  (U.S. Funds)
                                   (Unaudited)


                                                         Three Months Ended June 30             Six Months Ended June 30
                                                          2002                2001               2002              2001
                                                          ----                ----               ----              ----
REVENUE
  Contract drilling (not less than 95% attributable
      to related party transactions)                  $      -           $     51,747       $  3,484,000      $  2,877,246
 Oil and gas production                                    192,914            224,478            387,062           480,639
 Gas transmission and compression                          210,886            241,932            495,263           378,219
                                                      ------------       ------------       ------------      ------------

                                                           403,800            518,157          4,366,325         3,736,104
                                                      ------------       ------------       ------------      ------------

DIRECT EXPENSES
Contract drilling                                           -                 193,466          1,906,120         1,538,670
Oil and gas production                                     152,502            108,448            280,859           213,478
Gas transmission and compression                           112,518            208,274            335,833           276,209
                                                      ------------       ------------       ------------      ------------
                                                           265,020            510,188          2,522,812         2,028,357
                                                      ------------       ------------       ------------      ------------

GROSS PROFIT                                               138,780              7,969          1,843,513         1,707,747
                                                      ------------       ------------       ------------      ------------

EXPENSES
  Selling, general and administrative                      367,454            608,241            952,479         1,110,573
  Depreciation, depletion and amortization                 139,380            218,618            278,760           437,236
  Interest                                                  38,930             41,919             97,469            94,361
                                                      ------------       ------------       ------------      ------------
                                                           545,764            868,778          1,328,708         1,642,170
                                                      ------------       ------------       ------------      ------------

INCOME (LOSS) BEFORE THE
  FOLLOWING                                               (406,984)          (860,809)           514,805            65,577

   Equity share in earnings from undivided
       interest in oil and gas properties                   28,981             59,530             70,384           119,060
                                                      ------------       ------------       ------------      ------------

NET INCOME (LOSS) FOR THE PERIOD                          (378,003)          (801,279)           585,189           184,637

DEFICIT, BEGINNING OF PERIOD                           (19,791,547)       (19,441,565)       (20,754,739)      (20,427,481)
                                                      ------------       ------------       ------------      ------------

DEFICIT, END OF PERIOD                                $(20,169,550)      $(20,242,844)      $(20,169,550)     $(20,242,844)
                                                      ------------       ------------       ------------      ------------


NET INCOME (LOSS) PER SHARE (NOTE 8)
    BASIC                                             $      (0.07)      $      (0.23)      $       0.11      $       0.05
                                                      ------------       ------------       ------------      ------------
    FULLY DILUTED                                     $      (0.07)      $      (0.23)      $       0.11      $       0.05
                                                      ------------       ------------       ------------      ------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                               V


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                              2002             2001             2002             2001
                                                              ----             ----             ----             ----
OPERATING ACTIVITIES
  Net income (loss) for the period                       $  (378,003)     $  (801,279)     $   585,189      $   184,637
    Depreciation, depletion, and amortization                139,380          218,618          278,760          437,236
    Equity share in earnings from undivided interest
      in oil and gas properties                              (28,981)         (59,530)         (70,384)        (119,060)
     Incentive bonus paid by common shares                      -             235,500          109,620          235,500
  (Increase) decrease in:
    Accounts receivable                                       14,533            4,270           84,071           45,159
    Prepaid expenses and other assets                        (85,205)         (32,080)         (86,840)         (30,609)
  Increase (decrease) in:
    Accounts payable                                          34,456          (42,275)          28,106          151,244
    Accrued liabilities                                     (206,943)         (10,598)         354,025           87,671
    Drilling prepayments                                       -              489,248       (2,703,000)        (695,917)
                                                         -----------      -----------      -----------      -----------
                                                            (510,763)           1,874         ,420,453)         295,861
                                                         -----------      -----------      -----------      -----------

INVESTING ACTIVITIES
  Change in oil and gas properties                           (41,039)        (112,151)        (379,254)        (193,081)
  Change in property and equipment                           (27,368)         (86,216)         (69,852)         (83,262)
  Change in bonds and other deposits                           -                -               39,907            -
                                                         -----------      -----------      -----------      -----------
                                                             (68,407)        (198,367)        (409,199)        (276,343)
                                                         -----------      -----------      -----------      -----------

FINANCING ACTIVITIES
Issuance of common stock                                       -                4,138                -            5,832
  Decrease in bank loans                                      (7,085)           -              (11,905)          (4,276)
  Change in long-term liabilities                             (4,842)          75,634          (37,883)          13,854
  Change in payable to related party                          (1,501)           8,390         (199,798)        (214,145)
                                                         -----------      -----------      -----------      -----------
                                                             (13,428)          88,162         (249,586)        (198,735)
                                                         -----------      -----------      -----------      -----------

CHANGE IN CASH AND CASH
  EQUIVALENTS                                               (592,598)        (108,331)      (2,079,238)        (179,217)

CASH AND CASH EQUIVALENTS,
  beginning of period                                        757,780          355,774        2,244,420          426,660
                                                         -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS,
  end of period                                          $   165,182      $   247,443      $   165,182      $   247,443
                                                         -----------      -----------      -----------      -----------

SUPPLEMENTAL DISCLOSURE
Interest paid                                            $    25,755      $    41,919      $   117,295      $    94,361
                                                         -----------      -----------      -----------      -----------

Income taxes paid                                        $     -          $     -          $      -         $     -
                                                         ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

                                                                              VI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These condensed consolidated financial statements have been prepared in accordance with generally accepted accountings principles in Canada, which except as described in Note 11, conform, in all material respects, with the accounting principles generally accepted in the United States.

         (a)      General

                  In the opinion of the company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position as at June 30, 2002 and condensed consolidated results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001.

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

                                                                             VII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


2.    OIL AND GAS PROPERTIES

                                                                          JUNE 30,                     DECEMBER 31,
                                                                            2002                           2001
                                                          ---------------------------------------------------------
                                                                        ACCUMULATED

                                                           COST         AMORTIZATION          NET              NET
                                                          ---------------------------------------------------------
      Proved properties                                $7,585,571     $  1,559,806  $   6,025,765     $   6,146,723
      Wells and related equipment                         740,846          133,755        607,091           563,695
                                                       ----------     ------------   ------------      ------------
                                                       $8,326,417       $1,693,561      6,632,856         6,710,418
                                                       ----------     ------------   ------------      ------------

      Equity in oil and gas partnership
        Equity, beginning of period                                                      2,123,669         1,283,769
        Additional investment                                                              307,200           933,002
        Withdrawals                                                                        (70,384)         (331,221)
        Share in partnership's income                                                       70,384           238,119
                                                                                     -------------     -------------

        Equity, end of period                                                            2,430,869         2,123,669
                                                                                     -------------     -------------

      TOTAL OIL AND GAS PROPERTIES                                                  $    9,063,725    $    8,834,087
                                                                                     -------------     -------------

3.    PROPERTY AND EQUIPMENT

                                                                          JUNE 30,                      DECEMBER 31,
                                                                            2002                            2001
                                                          ----------------------------------------------------------
                                                                         ACCUMULATED

                                                           COST         AMORTIZATION           NET              NET
                                                          ----------------------------------------------------------
      Land                                             $    12,908      $      -         $     12,908    $    12,908
      Buildings                                              6,239             1,560            4,679          4,887
      Machinery and equipment                              665,908           106,742          559,166        550,499
      Office furniture, fixtures and equipment             100,760            82,002           18,758         17,406
      Aircraft                                             125,000             5,730          119,270        122,396
      Vehicles                                             289,833           158,993          130,840        112,673
                                                       -----------     -------------     ------------     ----------
                                                       $ 1,200,648      $    355,027     $    845,621    $   820,769
                                                       -----------     -------------     ------------    -----------

                                                                            VIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


4.       LOANS TO RELATED PARTIES

         The loans to related parties represent loans receivable from officers of the Company and certain shareholders totalling $352,789 and $242,796, respectively, bearing interest at 6% per annum, are payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the related parties ownership interest in drilling partnerships with DPI. The loans receivable from the officers of DPI totalling $167,940 are non-interest bearing and unsecured.


5.       BANK LOANS

                                                                                        JUNE 30        DECEMBER 31
                                                                                           2002            2001
                                                                                      -----------     -------------
         NOTE PAYABLE bearing interest at 4.71% per annum, maturing January 15,
         2003, is collateralized by certificate of
         Deposit amounting to $135,367                                                $   134,162     $     134,162

         NOTE PAYABLE bearing interest at prime plus 6% per annum, due on
         September 22, 2002, is collateralized by 200,000 shares of stock
         owned by a director of the company                                                 -                11,905
                                                                                      -----------     -------------
                                                                                      $   134,162     $     146,067
                                                                                      -----------     -------------


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

         The obligation is stated at its remaining face value of $454,818 and has not been discounted.

                                                                              IX

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


6.       LONG-TERM DEBT (Continued)

                                                                                               JUNE 30,       DECEMBER 31,
                                                                                                 2002              2001
                                                                                              -----------   ---------------
         NOTE PAYABLE as outlined above                                                      $   454,818     $     462,818

         10% CONVERTIBLE NOTES mature July 31, 2004, collateralized by DPI's mining properties. Interest is payable semi-annually on February 1 and
         August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August 17, 2000 (closing date)
         requiring the company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interest and a premium equal to 25% of principal, payable in put shares. After the put's maturity date, the company may redeem the note in whole or in part at 100%
         of principal amount plus accrued interest.                                              850,000           850,000

         NOTE PAYABLE TO KEYBANK NATIONAL ASSOCIATION. Variable interest at the bank's prime rate plus 1.25%, which may vary based upon certain conditions in the credit agreement is payable monthly. The interest rate at June 30, 2002 was 6%. The total available credit under the terms of the note is $10,000,000. The maximum amount of funding available is limited to the Company's borrowing base, which is determined semi-annually. The borrowing base at June 30, 2002 was
         $2,050,000. The note is secured by a general lien on all corporate assets, a first mortgage on oil and gas interests and pipelines, and assignments of major oil and gas
         and transportation contracts.                                                         2,006,734         2,006,734

         VARIOUS NOTES PAYABLE, bearing interest ranging from 5.0% to 9.5% per annum, payable monthly in varying amounts up to 2005, collateralized
         by the equipment and vehicles acquired                                                  105,063           128,107

         NON-INTEREST BEARING NOTE, secured by 25% of production on 15 gas
         wells payable monthly at $2,796, maturing in 2003                                         8,877            23,117
                                                                                             -----------     -------------

                  Carried forward.........                                                   $ 3,425,492     $   3,470,776
                                                                                             -----------     -------------

                                                                               X

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

6.       LONG-TERM DEBT (Continued)

         Brought forward                                                                  $    3,425,492    $    3,470,776

         LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
         interest only.  Principal is due currently.                                              64,779            64,779

         NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing interest at 8% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of
         Interest only.  Principal is due currently.                                      $       42,507    $       47,897

         LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from 8.45%
         to 11% annum, payable in 60 instalments of $1,370, including
         interest, maturing in February 2005                                                      94,111            81,320

         UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10%
         per annum, principal and interest due currently                                          24,650            24,650
                                                                                             -----------    --------------
                                                                                               3,651,539         3,689,424
           Less:  Current portion                                                                240,305           233,780
                                                                                             -----------    --------------

                                                                                          $    3,411,234    $    3,455,642
                                                                                          --------------    --------------

         Principal repayments for the next five years are as follows:

         2003                                                                                               $      240,305
         2004                                                                                                      115,536
         2005                                                                                                    2,902,165
         2006                                                                                                       33,460
         2007                                                                                                       24,000
         Thereafter                                                                                              3,336,539
                                                                                                            --------------
                                                                                                            $    6,652,005
                                                                                                            --------------

                                                                              XI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

7.       CAPITAL STOCK

         (a)      PREFERRED SHARES ISSUED
                                                                                                SHARES           AMOUNT
                                                                                                ------           ------
                                                                                                   #                $

                  Balance, December 31, 2000                                                   1,100,672           620,844

                  Converted to common shares                                                  (1,100,672)         (620,844)
                  Issued for acquisition of oil and gas interest                                 563,249         1,802,541
                                                                                             -----------     -------------

                  Balance, December 31, 2001                                                     563,249         1,802,541

                  Converted to common share                                                       (4,773)          (18,048)
                                                                                             ------------    --------------
                  Balance, June 30, 2002                                                         558,476         1,784,493
                                                                                             -----------     -------------

         (b)      COMMON SHARES ISSUED

                  Balance, December 31, 2000                                                   3,442,852        23,113,991
                  Issued for cash                                                                 62,500           125,000
                  Issued to employees as incentive bonus                                         157,000           235,500
                  Issued for exercise of stock option and warrants                                26,109            26,360
                  Issued for conversion of preferred shares                                    1,229,502           620,844
                  Issued for settlement of accounts payable                                       40,066            60,099
                  Issued for acquisition of oil and gas                                            1,083             2,404
                                                                                             -----------     -------------

                  Balance, December 31, 2001                                                   4,959,112        24,184,198

                  Issued to employees as incentive bonus                                         174,000           109,620
                  Issued for payment of accounts payable                                         212,785           155,031
                  Issued for conversion of preferred stock                                         4,773            18,048
                                                                                             -----------     -------------

                  Balance, June 30, 2002                                                       5,350,670        24,466,897
                                                                                             -----------        ----------

         (c)      SHARES TO BE ISSUED

                  Common Shares to be issued in connection with
                  the purchase of Ken-tex oil and gas property in 1999                            24,887     $      55,226
                                                                                             -----------     -------------

                                                                             XII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002

7.       CAPITAL STOCK  (Continued)

         (d)      STOCK OPTIONS

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                             ISSUED         EXERCISABLE          PRICE           EXPIRY
                                                             ------         -----------          -----           ------
                                                                                                   $

                  Balance, December 31, 2000                2,521,726       2,406,170              1.98
                                                                                              ----------

                  2001    - issued for consulting services     65,607                                             (i)
                          - Exercised                         (26,373)
                          - Expired                           (74,000)                        0.38-1.25
                                                           -----------                        ----------
                  Balance, December 31, 2001                2,486,960       2,442,515              2.02
                                                                            ---------              ----

                          - expired                          (474,000)                             1.54
                                                            ----------                             ----

                  Balance, June 30, 2002                    2,012,960       2,012,960              2.07
                                                           ----------       ---------              ----

                  (i) These options were granted to four individuals for services performed on behalf of the Company. The options, which were paid in addition to cash compensation, were exercisable immediately, expire on October 27, 2003 and have exercise prices ranging from $1.50 to $2.13.

         (e)      WARRANTS

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                                              ISSUED             PRICE           EXPIRY
                                                                              ------             -----           ------
                                                                                                   $
                  Balance, December 31, 2000                                  2,470,091                2.65
                  Issued for acquisition of oil and gas property                302,528         1.75 - 4.50         (i)
                  Issued for consulting services                                195,222         1.22 - 2.20        (ii)
                  Exercised                                                        (320)               1.00
                  Expired                                                       (23,800)               2.50
                                                                           -------------        -----------

                  Balance, December 31, 2001 (carried forward..)              2,943,721                2.61

                                                                            XIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


7.       CAPITAL STOCK  (Continued)

         (e)      WARRANTS (Continued)

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                                              ISSUED             PRICE           EXPIRY
                                                                              ------             -----           ------
                                                                                                   $
                  Balance, December 31, 2001 (Brought forward...)            2,943,721           2.61
                           - expired                                         (500,000)     .65 - 2.50
                                                                             ---------     ----------

                  Balance, June 30, 2002                                     2,443,721           2.76
                                                                             ---------     ----------

                  (i)      These warrants expire July 14, 2006
                  (ii)     These warrants expire December 31, 2004

8.       INCOME (LOSS) PER SHARE

         (a)      BASIC

                  Income (loss) per share is calculated using the weighted average number of shares outstanding during the period. The weighted average of common shares outstanding amounted to 5,346,689 and 5,209,765 for the three and six months ended June 30, 2002, respectively, and 3,559,130 and 3,500,824 for the three and six months ended June 30, 2001, respectively.

         (b)      FULLY DILUTED INCOME PER SHARE

                  Fully diluted income per share is calculated on the same basis with the weighted average number of shares outstanding during the period totalling 5,523,256 for the six months ended June 30, 2002. The exercise of options and the convertible notes had no dilutive effects on earning (loss) per share for other periods.


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

                                                                             XIV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


9.       RELATED PARTY TRANSACTIONS (Continued)

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

         (c) DPI invests in various company sponsored partnerships and joint ventures by making capital contributions in exchange for an equity interest typically represented by undivided working interests up to 33% in the partnerships and up to 50% in a joint venture. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated. During the three months ended June 30, 2002 there were no turnkey drilling contracts with company sponsored partnerships (2001 - $2,877,246) not less than 95% of which is attributable to related party transactions.

10.      SEGMENTED INFORMATION

                                                                  THREE MONTHS                         SIX MONTHS
                                                                  ENDED JUNE 30                       ENDED JUNE 30
                                                              2002             2001              2002             2001
                                                             -------          -------           -------          -------
                                                                $                $                 $                $
         REVENUE (NET)
         Oil and gas                                          432,781           577,687        4,436,709         3,855,164
         Corporate                                            -                 -                -                   -
                                                          -----------       -----------       ----------       -----------
                                                              432,781           577,687        4,436,709         3,855,164
                                                          ===========       ===========       ==========       ===========

         INTEREST, DEPLETION AND DEPRECIATION
         Oil and gas                                          163,750           210,187          337,637           408,651
         Corporate                                             14,560            50,350           38,592           122,946
                                                          -----------       -----------       ----------       -----------
                                                              178,310           260,537          376,229           531,597
                                                          ===========       ===========       ==========       ===========

         INCOME (LOSS) BEFORE INCOME TAXES
         Oil and gas                                         (184,271)         (523,452)       1,126,573           739,728
         Corporate                                           (193,732)         (277,827)        (541,384)         (555,091)
                                                          -----------       -----------       ----------       -----------
                                                             (378,003)         (801,279)         585,189           184,637
                                                          ============      ===========       ==========       ===========

                                                                              XV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


10.      SEGMENTED INFORMATION (Continued)

         IDENTIFIABLE ASSETS
         Oil and gas               9,063,725      9,090,273      9,063,725      9,090,273
         Corporate                 2,883,301      2,055,923      2,883,301      2,055,923
                                  ----------     ----------     ----------     ----------
                                  11,947,026     11,146,196     11,947,026     11,146,196
                                  ==========     ==========     ==========     ==========

         CAPITAL EXPENDITURES
         Oil and gas                  41,039        171,681        379,254        312,141
         Corporate                    69,852         83,262         69,852         83,262
                                  ----------     ----------     ----------     ----------
                                     110,891        254,943        449,106        395,403
                                  ==========     ==========     ==========     ==========

11.      UNITED STATES ACCOUNTING PRINCIPLES

         The company follows accounting principles generally accepted in Canada. Differences between generally accepted accounting principles in Canada and those applicable in the United States are summarized below.

         (a)      COMPREHENSIVE INCOME

                  Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the periods ended June 30, 2002 and 2001 the company's comprehensive income was the same as net earnings.

         (b)      RECENT ACCOUNTING PRONOUNCEMENTS

                  (i) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 140 (SFAS 140)

                           In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings

                           The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the results of its operations or financial position.

                                                                             XVI


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


11.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)


                  (II) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 141 (SFAS 141)

                           Statement 141 requires that (1) all business combinations be accounted for by a single method - the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria - the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in Opinion 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of Statement 141 apply to all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement 141 as of July 30, 2001 for all of its future acquisitions.


                  (III) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142 (SFAS 142)

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

                  (IV) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 143 (SFAS 143)

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

                                                                            XVII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                  JUNE 30, 2002


11.      UNITED STATES ACCOUNTING PRINCIPLES (Continued)


                  (v) STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 144 (SFAS 144)

                           In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after January 1, 2002. The adoption of statement 144 did not have any significant impact on the Company's financial position and results of operations.