Form 10QSB
period 2002-09-30
DAUGHERTY RESOURCES INC
filed 2002-11-15
CIK 746834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 7, 2002, WAS 5,475,670.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF GENERAL OPERATIONS.
----------------------

         The following is a discussion of Daugherty Resources' financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of Daugherty Resources described in
Item 1 of this report. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of Daugherty Resources to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of Daugherty Resources will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of General Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 9).

         Daugherty Resources, Inc. ("Daugherty Resources"), formerly Alaska Apollo Resources Inc., is a diversified natural resources company with assets in oil and gas, and gold and silver prospects. Originally formed in 1979 to develop gold properties, Daugherty Resources, in the fourth quarter of 1993, acquired its wholly-owned subsidiary, Daugherty Petroleum, Inc. ("Daugherty Petroleum"). The purchase of Daugherty Petroleum has given Daugherty Resources a diversified revenue and asset base that is primarily located in Appalachia.

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


LIQUIDITY

         For the nine-month period ending September 30, 2002, Daugherty Resources drilled nineteen (19) natural gas wells (5.0125 net wells), all of which were capable of producing natural gas. By comparison, for the same period of 2001, Daugherty Resources drilled sixteen (16) natural gas wells (4.2975 net wells). Drilling operations for the first nine months of 2002 were primarily related to three (3) year-end private placement drilling programs for 2001 and two (2) joint venture drilling partnerships for 2001.

         Daugherty Resources funds its operations through a combination of cash flow from operations, capital raised through drilling partnerships and the sale of stock. Operational cash flow is generated by sales of natural gas and oil from interests Daugherty Resources owns in wells, well operations of partnership wells, well drilling and completions for partnerships sponsored by Daugherty Petroleum, and gas distributed by Sentra Corporation, a wholly-owned subsidiary of Daugherty Petroleum.

         Daugherty Resources continues to review additional opportunities for acquisitions of oil and gas properties. Previous acquisitions have been completed using Daugherty Resources' stock, in whole or part, to pay for the acquisitions. Generally, acquisitions include interests in the wells and the right to operate the wells.

         Daugherty Resources has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of Daugherty Resources' revenue has been from its activities as "turnkey driller" and operator of drilling programs and joint ventures in the Appalachian Basin sponsored by Daugherty Petroleum. Daugherty Resources generally participates in less than a majority interest in those wells drilled by programs or joint ventures sponsored by Daugherty Petroleum.

         During the fourth quarter of 2001 Daugherty Petroleum finalized three
(3) private placement drilling programs and two (2) joint venture partnerships totaling $5.8 million that allowed Daugherty Petroleum to drill a total 23 natural gas wells during the last quarter of 2001 and the first quarter of 2002, with 17 of those wells being drilled in the first quarter of 2002. Daugherty Petroleum participated for a 25.75% interest in the partnership drilling programs and a 45% interest in a one (1) well joint venture partnership and a 20% interest in another one (1) well joint venture partnership.

         During the second quarter of 2002, Daugherty Petroleum entered into a joint venture drilling program whereby Daugherty Petroleum will receive a 25% interest in up to 15 natural gas wells. In addition, Daugherty Petroleum began a 15 well private placement partnership drilling program during the second quarter of 2002 and will participate for a 25.75% interest in up to 15 natural gas wells. As of November 12, 2002, drilling operations have begun on six (6) of the program wells. Therefore, Daugherty Resources anticipates that it will drill 24 additional wells by March 31, 2003 and retain interests ranging from 25% to 25.75% of each well it drills. This estimate is based upon the two (2) current private placement drilling programs covering the drilling and completion of up to 30 wells. Discussion with potential joint venture partners, and formation of additional year-end programs, could result in additional wells being drilled.

         Working capital as of September 30, 2002 was negative $1,774,801 compared to December 31, 2001, when working capital was negative $2,003,165.

         Current assets as of September 30, 2002 were $1,068,098 compared to $2,900,470 as of December 31, 2001. During the nine-month period ending September 30, 2002, as compared to December 31 2001, the changes in the composition of Daugherty Resources' current assets were: cash balances decreased $1,942,003 from $2,244,420 to $302,417; accounts receivable balances decreased $232,054 from $423,359 to $191,305. Other current assets such as pre-paids, and notes receivable increased $341,685 from $232,691 to $574,376. Overall, current assets decreased by $1,832,372 to $1,068,098 from $2,900,470.

         Current liabilities as of September 30, 2002 were $2,842,899 compared to $4,903,635 as of December 31, 2001. During the nine-month period ending September 30, 2002, as compared to December 31, 2001, the changes in the composition of current liabilities were: short-term loans and current portion of long-term debt decreased $31,939 from $379,847 to $347,908, customer drilling deposits decreased $2,334,250 from $2,854,700 to $520,450, accounts payable and accrued liabilities increased $305,453 from $1,669,088 to $1,974,541. Overall, current liabilities decreased by $2,060,736.

         Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, result of operations or liquidity in future periods due to the following:

         - The drilling activity conducted during 2001 and the first three quarters of 2002 will result in substantially more oil and gas production to our Company. In the last quarter of 2001 and the first quarter of 2002 Daugherty Petroleum drilled a total of 23 successful wells. For the nine-month period ending September 30, 2002, the Company drilled a total of 19 wells, with an additional six (6) wells drilled through November 12, 2002. At the end of the year 2001, gas prices had decreased, however, as of September 30, 2002, prices have rebounded to reflect higher market demand and these increased prices will positively affect oil and gas revenue. If the maximum subscriptions are received and accepted for the two (2) current drilling programs Daugherty will receive contract drilling revenue from 30 wells and will receive a minimum 25% interest in each well drilled.

         - Procurement of additional reserves by drilling and acquisitions is expected to enhance the ability of Daugherty Resources to secure long term financing, increased lines of credit, and equity participation with industry partners.

         The production, revenue, profitability and future rate of growth of Daugherty Resources are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. The ability of Daugherty Resources to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in supply of, and demand for, gas, market uncertainty and a variety of other factors that are beyond the control of Daugherty Resources.

         A significant amount of revenue is received from related party transactions whereby Daugherty Petroleum sponsors and conducts development drilling programs for its own account and for others. Generally, most of the revenue from contract drilling activity is received from drilling partnerships formed and managed by Daugherty Petroleum as managing general partner. Typically, the investor partners own a 75% interest in the partnerships and Daugherty Petroleum retains a 25% interest for its equity contribution to each drilling program, increasing to 40% upon return of partners' investment. For 2001, Daugherty Petroleum sponsored a total of three (3) drilling programs and two (2) joint ventures that raised a total of $5.8 million that allowed Daugherty Petroleum to drill a total of 23 wells by March 31, 2002. Daugherty Petroleum may also enter into joint venture arrangements with industry partners or a small group of investor partners and retain up to a 50% working interest in any wells drilled. As a result, Daugherty Petroleum is subject to substantial cash commitments at the closing of the partnership or joint ventures.

         Upon the closing of a drilling partnership or joint venture, each program will execute a Turnkey Drilling Contract and Operating Agreement with Daugherty Petroleum to drill and operate the partnership wells at costs and fees comparable to those of other independent oil and gas companies drilling and operating similar wells in the same geographical area. Most of the drilling and development funds are received by Daugherty Petroleum under the Turnkey Drilling Contract upon partnership funding but, because the wells produce for a number of years, Daugherty Petroleum will continue in a fiduciary relationship as the managing or co-managing general partner and as operator of the wells.

         In addition, Daugherty Petroleum also receives production revenue from its ownership in each well, together with revenue associated with the transmission and/or compression of the natural gas. The compression for approximately 3.1% of the natural gas operated by Daugherty Petroleum is provided by Knox Compression, a limited liability company owned by the management of Daugherty Petroleum.

         Although Daugherty Petroleum believes that all transactions involving or related to the drilling partnerships, including the costs, expenses and fees charged by Daugherty Petroleum, are comparable with the transactions of companies similarly situated and represent the conditions of competitive free market dealings on an arm's length basis, the transactions involve related parties and are not negotiated with independent third parties.

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

         Daugherty Resources believes its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, and has continued to refine its long-term strategy in 2002 to meet the financial obligations of Daugherty Resources. This strategy includes:

         - INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Although natural gas prices decreased significantly in early 2001, during the first nine months of 2002 there has been a continued increase in oil and gas prices and this, together with the public awareness of possible natural gas shortages, has sparked an increased interest in partnership drilling. Daugherty Petroleum plans to increase its sponsorship of drilling programs to increase drilling revenue, cash flow from sale of production and increase its natural gas and oil reserves. A decrease in the price of natural gas and/or a surplus of natural gas could result in a decrease in the interest and investment in drilling programs sponsored by Daugherty Petroleum with a resulting decrease in contract drilling revenue and cash flow from the sale of production. However, Daugherty Resources believes that investments in drilling programs are, in part, influenced by favorable tax treatment under the federal income tax laws and will continue to be a source of funds to Daugherty Resources.

         - ACQUISITION OF REVENUE PRODUCING PROPERTIES. Daugherty Resources continues to review existing oil and gas properties for acquisition in its areas of interest.

         - GOLD AND SILVER PROPERTIES. Since Daugherty Resources does not have current plans to develop the properties itself, it is the objective of Daugherty Resources to realize the value of its gold and silver properties by 1) obtaining a joint venture partner to provide funds for additional exploration on its prospects or 2) divesting of its gold and silver properties. Subsequent to obtaining reports from two independent consultants management prepared and distributed summary material to various individuals and firms associated with the gold and silver mining sector with the intent of soliciting an interest in acquiring part or all of the property or providing capital as a joint venture partner. Daugherty Resources has had several discussions with the principals of those responding to the summary material and Daugherty Resources continues to solicit interest from those in the gold and silver industry.


RESULTS OF OPERATIONS

         For the three-month period ending September 30, 2002, Daugherty Resources' gross revenues decreased $445,032 to $1,068,548 from $1,513,580 for the same period in 2001. For the nine-month period ending September 30, 2002, Daugherty Resources' gross revenue increased $352,939 to $5,434,873 from $5,081,934 for the same period in 2001. Daugherty Resources experienced a net loss before taxes of $319,392 for the three-month period ending September 30, 2002 compared to a net loss before taxes of $207,629 for the same period in 2001. For the nine-month period ending September 30, 2002, Daugherty Resources experienced net income before taxes of $265,797 compared to net loss before taxes of $190,742 for the same period in 2001.

         Daugherty Resources' gross revenues for the nine-month period ending September 30, 2002 were derived from drilling contract revenues of $4,040,733 (74.35%), natural gas and oil operations and production revenues of $678,534 (12.48%), and natural gas transmission and compression revenues of $715,606 (13.17%).

         The nine-month increase in total gross revenues of $352,939 was primarily attributable to an increase in contract drilling revenue in the first quarter of 2002, an increase in gas transmission and compression revenue during the first and second quarters of 2002 and increased oil and gas production revenue in the third quarter of 2002. Revenues from oil and gas production activities increased $183,403 to $291,472 for the three-month period ending September 30, 2002, from $108,069 for the same period in 2001. Partially offsetting this increase was a decrease in the Company's equity share in earnings from undivided interest in oil and gas properties of $30,549, from $59,530 for the three-month period ending September 30, 2001 to $28,981 for the same period in 2002. For the nine-month period ending September 30, 2002, gross revenue from oil and gas production increased $89,826 to $678,534 from $588,708 for the same period in 2001, partially offset by a $79,225 decrease in the Company's equity share in earnings from undivided interest in oil and gas properties compared to the same period in 2001. The overall increase in revenue from oil and gas production activities was primarily attributable to increased oil and gas production in the first nine months of 2002 as compared to the same period for 2001. Net oil and gas production for the third quarter of 2002 was 107,846 Mcfe (Mcf equivalents), compared to 80,488 Mcfe for the third quarter of 2001.

         During the three-month period ending September 30, 2002, total direct expenses decreased by $117,619 to $774,721 compared to $892,340 in 2001. For the nine-month period ending September 30, 2002, total direct expenses increased $376,836 to $3,297,533 from $2,920,697 for the same period in 2001. Contract drilling expenses decreased $160,383 from $637,414 for the quarter ending September 30, 2001 compared to $477,031 for the quarter ending September 30, 2002. Oil and gas production expenses increased $79,022 from $146,540 for the quarter ending September 30, 2001 compared to $225,562 for the quarter ending September 30, 2002. Gas transmission and compression expenses decreased $36,258 from $108,386 for the quarter ending September 30, 2001, compared to $72,128 for the quarter ending September 30, 2002. The increase in overall direct expenses for the nine months ended September 30, 2002 and 2001 was primarily due to the drilling and related costs for nineteen (19) natural gas wells in 2002 compared to sixteen (16) in the same period of 2001.

         During the three-month period ending September 30, 2002, other expenses decreased by $246,199 to $642,200 compared to $888,399 in 2001. For the nine-month period ending September 30, 2002, other expenses decreased $559,661 to $1,970,908 from $2,530,569 for the same period in 2001. Selling, general and administrative expenses decreased $158,225 from $613,211 for the quarter ending September 30, 2001 compared to $454,986 for the quarter ending September 30, 2002. Depreciation, depletion and amortization decreased $79,238 from $218,618 for the quarter ending September 30, 2001 compared to $139,380 for the quarter ending September 30, 2002. Net interest expense decreased $8,736 from $56,570 for the quarter ending September 30, 2001, compared to $47,834 for the quarter ended September 30, 2002. Overall, the decreases in other expenses for the three and nine-month periods ended September 30, 2002, compared to the same periods in 2001, were driven by the Company's ability to contain corporate costs and the lack of amortization expense relating to goodwill, in accordance with the adoption of CICA Handbook Section 3062, "Goodwill and Other Intangible Assets" on January 1, 2002.

         Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had revenue for the three and nine-months ended September 30, 2002 of $18,342 and $107,848, compared with $23,242 and $95,030 for the three and nine-months ended September 30, 2001. In the third quarter of 2002, Sentra installed an additional 6,555 feet of transmission line and 621 feet of distribution line for a cumulative total of 100,595 and 30,260 feet, respectively, at September 30, 2002. As of September 30, 2002, Sentra had 159 customers, 49 of which were commercial and agri-business accounts. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment the economy in Sentra's service areas.

         On March 8, 2001 Sentra entered into an agreement with Clay Gas Utility District of Celina, Tennessee to manage its business, which currently consists of 152 customers, including 27 industrial, commercial and agri-business connections. Sentra also reads Clay Gas' meters, issue its bills and collects its receivables. On February 1, 2001, Daugherty Petroleum entered into agreements with Sentra and Clay Gas Utility District to supply natural gas to the two utilities. Daugherty purchases the natural gas it sells to the utilities from a gas marketing company that delivers the gas to the utilities sales meter on the Texas Eastern Transmission line in Monroe County, Kentucky. The two contracts have subsequently been extended and are scheduled to expire July 31, 2003.

         Daugherty Resources believes there are several factors that will increase revenues in the year 2002, including increased oil and gas production from its interests in the wells drilled in 2001 and the first three quarters of 2002, and the resulting expansion of its gas gathering system to allow more gas production to be transported to market. In addition, increased natural gas prices should create more interest in Daugherty Resources drilling programs, which would increase turnkey drilling revenues.


                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None.


ITEM 5. OTHER INFORMATION.

        Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) List of Documents Filed with this Report.
            -----------------------------------------

                                                                           PAGE
                                                                           ----

       (1) Condensed Consolidated Balance Sheet as of September 30, 2002  II-III

           Condensed Consolidated Statement of Operations and Deficit
             for the three and nine months ended September 30, 2002         IV

           Condensed Consolidated Statement of Cash Flows for the three
             and nine months ended September 30, 2002                       V

           Notes to Condensed Consolidated Financial Statements            VI-XV


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

4*           See Exhibit No. 3(a), (b). (c), (d), (e), (f), (g) and (h).

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

(b)          Reports on Form 8-K.
               None

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


                                      DAUGHERTY RESOURCES, INC.


                                      By:  /S/ William S. Daugherty
                                           ------------------------
                                           William S. Daugherty, President & CEO


Dated: November 12, 2002.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                      DATE
        ---------                         -----                      ----


/s/ William S. Daugherty   Chairman of the Board, President,   November 12, 2002
------------------------      Director of the Registrant
William S. Daugherty


/s/ James K. Klyman *         Director of the Registrant       November 12, 2002
---------------------
James K. Klyman


/s/ Charles L. Cotterell *    Director of the Registrant       November 12, 2002
--------------------------
Charles L. Cotterell




*By /s/ William S. Daugherty
    ------------------------
        William S. Daugherty
        Attorney-in-Fact

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                               SEPTEMBER 30, 2002


                                    CONTENTS

                                                                            PAGE

REVIEW ENGAGEMENT REPORT                                                       I

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                             II-III

Statement of Operations and Deficit                                           IV

Statement of Cash Flows                                                        V

Notes to Financial Statements                                              VI-XV

                            REVIEW ENGAGEMENT REPORT


To the Directors of
DAUGHERTY RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES, INC. as at September 30, 2002 and the condensed consolidated statements of operations and deficit, and cash flows for the nine months ended September 30, 2002 and for the three months ended September 30, 2002. Our review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

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

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
November 7, 2002

                                                                              II



                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002


                                     ASSETS

                                      September 30, 2002     December 31, 2001
                                      ------------------     -----------------
                                         (Unaudited)
CURRENT
   Cash and term deposits                 $   302,417          $ 2,244,420
   Accounts receivable                        191,305              423,359
   Prepaid expenses and other assets          557,625              202,015
   Loans to related parties (Note 4)           16,751               30,676
                                          -----------          -----------
                                            1,068,098            2,900,470

BONDS AND DEPOSITS                             41,000               41,000

OIL AND GAS PROPERTIES (Note 2)             9,115,921            8,834,087

PROPERTY AND EQUIPMENT (Note 3)               980,178              820,769

LOANS TO RELATED PARTIES (Note 4)             733,577              533,051

INVESTMENT                                     69,347              109,254

DEFERRED FINANCING COSTS                       50,426               71,066

GOODWILL (Note 5)                             313,177              313,177
                                          -----------          -----------
                                          $12,371,724          $13,622,874
                                          ===========          ===========


          The accompanying Notes to Condensed Consolidated Statements are an integral part of these financial statements.

                                                                             III



                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002


                                   LIABILITIES


                                      September 30, 2002      December 31, 2001
                                      ------------------      -----------------
                                          (Unaudited)
CURRENT
   Bank loans (Note 6)                    $  134,162        $  146,067
   Accounts payable                        1,108,540           875,953
   Accrued liabilities                       866,001           793,135
   Customers' drilling deposits              520,450         2,854,700
   Current portion of long-term
     debt (Note 7)                           213,746           233,780
                                          ----------        ----------
                                           2,842,899         4,903,635

LONG-TERM DEBT (NOTE 7)                    3,632,281         3,455,642
                                          ----------        ----------
                                           6,475,180         8,359,277
                                          ----------        ----------


                           SHAREHOLDERS' EQUITY

CAPITAL STOCK (NOTE 8)
AUTHORIZED

    5,000,000    Preferred shares, non-voting, non-cumulative,
                 convertible
  100,000,000    Common Shares

ISSUED
      558,476    Preferred shares (2001 - 563,249)             1,784,493       1,802,542
    5,475,670    Common shares (2001 - 4,959,112)             24,569,397      24,184,198
       21,100    Common shares held in treasury, at cost         (23,630)        (23,630)

TO BE ISSUED
       24,887    Common shares to be issued                       55,226          55,226
                                                            -------------  --------------
                                                              26,385,486      26,018,336
DEFICIT                                                      (20,488,942)    (20,754,739)
                                                            -------------  --------------
                                                               5,896,544       5,263,597
                                                            -------------  --------------
                                                            $ 12,371,724   $  13,622,874
                                                            =============  ==============


          The accompanying Notes to Condensed Consolidated Statements are an integral part of these financial statements.

                                                                             IV

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                                        ---------------------------------    -------------------------------
                                                             2002               2001               2002            2001
                                                        -------------    ----------------    --------------    --------------
REVENUE
Contract drilling (not less than 95%
   attributable to related party transactions)          $     556,733     $    1,206,600     $   4,040,733     $   3,916,096
Oil and gas production                                        291,472            108,069           678,534           588,708
Gas transmission and compression                              220,343            198,911           715,606           577,130
                                                        --------------   ----------------    --------------    --------------
                                                            1,068,548          1,513,580         5,434,873         5,081,934
                                                        --------------   ----------------    --------------    --------------

DIRECT EXPENSES
Contract drilling                                             477,031            637,414         2,383,151         1,887,368
Oil and gas production                                        225,562            146,540           506,421           638,655
Gas transmission and compression                               72,128            108,386           407,961           394,674
                                                        --------------   ----------------    --------------    --------------
                                                              774,721            892,340         3,297,533         2,920,697
                                                        --------------   ----------------    --------------    --------------

GROSS PROFIT                                                  293,827            621,240         2,137,340         2,161,237
                                                        --------------   ----------------    --------------    --------------

EXPENSES
Selling, general and administrative                           454,986            613,211         1,407,465         1,723,784
Depreciation, depletion and amortization                      139,380            218,618           418,140           655,854
Interest, net                                                  47,834             56,570           145,303           150,931
                                                        --------------   ----------------    --------------    --------------
                                                              642,200            888,399         1,970,908         2,530,569
                                                        --------------   ----------------    --------------    --------------

INCOME (LOSS) BEFORE THE FOLLOWING                           (348,373)          (267,159)          166,432          (369,332)

Equity share in earnings from undivided
   interest in oil and gas properties                          28,981             59,530            99,365           178,590
                                                        --------------   ----------------    --------------    --------------

NET INCOME (LOSS) FOR THE PERIOD                             (319,392)          (207,629)          265,797          (190,742)

DEFICIT, BEGINNING OF PERIOD                              (20,169,550)       (20,410,594)      (20,754,739)      (20,427,481)
                                                        --------------   ----------------    --------------    --------------

DEFICIT, END OF PERIOD                                  $ (20,488,942)    $  (20,618,223)    $ (20,488,942)    $ (20,618,223)
                                                        ==============   ================    ==============    ==============

NET INCOME (LOSS) PER SHARE
BASIC                                                   $       (0.06)    $        (0.05)    $        0.05     $       (0.05)
                                                        --------------   ----------------    --------------    --------------
FULLY DILUTED                                           $       (0.06)    $        (0.05)    $        0.05     $       (0.05)
                                                        --------------   ----------------    --------------    --------------


  The accompanying Notes to Condensed Consolidated Statements are an integral part of these statements.

                                                                             V

                           DAUGHERTY RESOURCES, INC.
            (Incorporated under the Company Act of British Columbia)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (U. S. Funds)
                                  (Unaudited)

                                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                                                2002             2001             2002                2001
                                                           -------------    -------------    ---------------   ---------------
OPERATING ACTIVITIES
    Net income (loss) for the period                        $  (319,392)     $  (207,629)     $     265,797     $    (190,742)
    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:

      Depreciation, depletion, and amortization                 139,380          218,618            418,140           655,854
      Equity share in earnings from undivided interest
      in oil and gas properties                                 (28,981)         (59,530)           (99,365)         (178,590)
      Incentive bonus paid by common shares                           -                -            109,620           235,500
      Changes in assets and liabilities:
         Accounts receivable                                    147,983          (55,797)           232,054           (10,639)
         Prepaid expenses and other assets                     (268,770)        (281,017)          (355,610)         (359,395)
         Accounts payable                                       359,511          (85,263)           387,617             5,882
         Accrued liabilities                                   (281,159)        (208,475)            72,866          (104,269)
         Customers' drilling deposits                           368,750          573,500         (2,334,250)         (122,417)
                                                           -------------    -------------    ---------------   ---------------
              Net cash provided by (used in)
                   operating activities                         117,322         (105,593)        (1,303,131)          (68,816)
                                                           -------------    -------------    ---------------   ---------------

INVESTING ACTIVITIES
    Change in oil and gas properties                           (133,215)        (233,010)          (512,469)         (258,339)
    Change in property and equipment                           (157,057)        (133,500)          (226,909)         (216,762)
    Change in loans to related parties                           13,197          (28,947)          (186,601)         (211,859)
    Change in bonds and other deposits                                -         (109,254)            39,907          (109,254)
                                                           -------------    -------------    ---------------   ---------------

              Net cash used in investing activities            (277,075)        (504,711)          (886,072)         (796,214)
                                                           -------------    -------------    ---------------   ---------------

FINANCING ACTIVITIES
    Issuance of common stock                                    102,500          145,285            102,500           211,216
    Decrease in bank loans                                            -         (972,165)           (11,905)         (976,441)
    Change in long-term liabilities                             194,488        1,607,871            156,605         1,621,725
    Purchase of treasury stock                                        -          (23,630)                 -           (23,630)
                                                           -------------    -------------    ---------------   ---------------

              Net cash provided by financing activities         296,988          757,361            247,200           832,870
                                                           -------------    -------------    ---------------   ---------------

CHANGE IN CASH AND CASH EQUIVALENTS                             137,235          147,057         (1,942,003)          (32,160)

CASH AND CASH EQUIVALENTS
Beginning of period                                             165,182          247,443          2,244,420           426,660
                                                           -------------    -------------    ---------------   ---------------

CASH AND CASH EQUIVALENTS
End of period                                               $   302,417      $   394,500      $     302,417     $     394,500
                                                           =============    =============    ===============   ===============

SUPPLEMENTAL DISCLOSURE
Interest paid                                               $    79,665      $    66,990      $     196,960     $     183,445
                                                           -------------    -------------    ---------------   ---------------

Income taxes paid                                           $         -      $         -      $           -     $           -
                                                           =============    =============    ===============   ===============


  The accompanying Notes to Condensed Consolidated Statements are an integral part of these statements.

                                                                              VI

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada, which except as described in Note 11, confirm, in all material respects, with the accounting principles generally accepted in the United States.

         (a)      GENERAL

                  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position as at September 30, 2002 and condensed consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001.

                  While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 20-F.

         (b)      BASIS OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Daugherty Petroleum, Inc. ("DPI") and its 100% owned subsidiary. All material inter-company accounts and transactions have been eliminated on consolidation.

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

                                                                            VII

                            DAUGHERTY RESOURCES, INC.
            (Incorporated under the Company Act of British Columbia)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U. S. Funds)
                                   (Unaudited)

                               September 30, 2002

2. OIL AND GAS PROPERTIES

                                                                 SEPTEMBER 30, 2002                           DECEMBER 31, 2001
                                                --------------------------------------------------------     -------------------
                                                                      ACCUMULATED
                                                      COST           AMORTIZATION              NET                   NET
                                                ---------------    ------------------    ---------------         -------------
Proved properties                                 $  7,610,036        $  1,669,806         $  5,940,230           $  6,146,723
Wells and related equipment                            785,809             144,445              641,364                563,695
                                                ---------------     ---------------      ---------------         --------------
                                                     8,395,845           1,814,251            6,581,594              6,710,418
                                                ---------------     ---------------      ---------------         --------------

Equity in oil and gas partnership
  Equity, beginning of period                                                                 2,123,669              1,283,769
  Additional investment                                                                         410,658                933,002
  Withdrawals                                                                                   (99,365)              (331,221)
  Share in partnership's income                                                                  99,365                238,119
                                                                                         ---------------         --------------

  Equity, end of period                                                                       2,534,327              2,123,669
                                                                                          --------------         --------------

Total Oil and Gas Properties                                                               $  9,115,921           $  8,834,087
                                                                                          ==============         ==============

3. PROPERTY AND EQUIPMENT


                                                                 SEPTEMBER 30, 2002                           DECEMBER 31, 2001
                                                --------------------------------------------------------     -------------------
                                                                      ACCUMULATED
                                                      COST           AMORTIZATION              NET                   NET
                                                ---------------    ------------------    ---------------         -------------
Land                                              $     12,908        $          -         $     12,908           $     12,908
Buildings                                                6,239               1,664                4,575                  4,887
Machinery and equipment                                721,764             115,973              605,791                550,499
Office furniture, fixtures and equipment               102,588              83,502               19,086                 17,406
Aircraft                                               125,000               7,293              117,707                122,396
Vehicles                                               365,533             145,422              220,111                112,673
                                                ---------------     ---------------       --------------         --------------

Total Property and Equipment                       $ 1,334,032        $    353,854         $    980,178           $    820,769
                                                ===============     ===============       ==============         ==============

                                                                            VIII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

4.   LOANS TO RELATED PARTIES

          The loans to related parties represent loans receivable from officers of the Company and certain shareholders totaling $582,387 and $430,643 at September 30, 2002 and December 31, 2001, respectively, bearing interest at 6% per annum, payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the related parties ownership interest in drilling partnerships with DPI. The loans receivable from the officers of DPI totaling $167,941 and $133,084 are non-interest bearing and unsecured.

5.  GOODWILL

          In conjunction with Daugherty Resources' 1993 acquisition of its wholly-owned subsidiary, Daugherty Petroleum, the Company recorded goodwill of $1,789,564, which was recorded at cost and amortized over 10 years on a straight-line basis. Unamortized goodwill as of December 31, 2001 was $313,177. On January 1, 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets", which is the Canadian equivalent of Statement of Financial Accounting Standards No. 142 for accounting principles generally accepted in the United States (see Note 12). In accordance with this pronouncement, goodwill amortization ceased upon adoption.

          For the three and nine-month periods ended September 30, 2001, net loss as reported was $207,629 and $190,742, respectively. Had Section 3062 been in effect in the prior year, net loss would have decreased by $44,739 and $134,217 for the three and nine-month periods ended September 30, 2001, to $162,890 and $56,525, respectively. Basic and fully diluted loss per share would have been $0.04 and $0.02 for the three and nine-months ended September 30, 2001, as compared to net loss per share of $0.05 for each period, as reported.

6.  BANK LOANS

                                                                                    SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                                                   --------------------     -------------------
            NOTE PAYABLE bearing interest at 4.71% per annum, maturing January
            15, 2003, is collateralized by certificate of Deposit
            amounting to $135,367.                                                   $         134,162         $       134,162

            NOTE PAYABLE bearing interest at prime plus 6% per annum, due on
            September 22, 2002, collateralized by 200,000 shares
            of stock owned by a director of the Company.                                             -                  11,905
                                                                                   --------------------     -------------------
                                                                                     $         134,162         $       146,067
                                                                                   ====================     ===================

                                                                             IX

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

7.  LONG-TERM DEBT

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

          The obligation is stated at its remaining face value of $444,818 at September 30, 2002 ($462,818 at December 31, 2001) and has not been discounted.

                                                                                       SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                                       ------------------     ------------------

          NOTE PAYABLE as outlined above                                                    $   444,818         $   462,818

          10% CONVERTIBLE NOTES, maturing July 31, 2004, collateralized by DPI's gold and silver properties. Interest is payable semi-annually on
          February 1 and August 1, commencing on February 1, 2000. At the option of the holder, the note is convertible on or before July 31, 2004 to shares of common stock at the rate of 368.8132 shares per each $1,000 principal amount of the notes. In addition, the put rights are exercisable during the 10 day period commencing 14 months after August
          17, 2000 (closing date) requiring the Company to redeem the notes 18 months (put date) after the closing date at a price equal to 100% of principal amount plus accrued interest and a premium equal to 25% of principal, payable in put shares. After the maturity date of the puts, the Company may redeem the note in whole or in part at 100% of
          principal amount plus accrued interest.                                               850,000             850,000

          NOTE PAYABLE TO KEYBANK NATIONAL ASSOCIATION, bearing interest at the bank's prime rate plus 1.25% payable monthly. The interest rate at
          September 20, 2002 was 6%. The total available credit under the terms of the note is $10,000,000. The maximum amount of funding available is limited to the Company's borrowing base, which is determined semi-annually. The borrowing base at September 30, 2002 was
          $2,350,000. The note is secured by a general lien on all corporate assets, a first mortgage on oil and gas interests and pipelines, and
          assignments of major oil and gas and transportation contracts.                      2,247,984           2,006,734
                                                                                            -----------         -----------

                 Carried forward                                                            $ 3,542,802         $ 3,319,552
                                                                                            -----------         -----------

                                                                             X

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

7.  LONG-TERM DEBT (continued)

                                                                                       SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                                       ------------------     -----------------


                Brought forward...                                                         $ 3,542,802          $ 3,319,552

          VARIOUS NOTES PAYABLE, bearing interest ranging from 5.0% to 9.5% per annum, payable monthly in varying amounts up to 2005, collateralized
          by the equipment and vehicles acquired.                                               93,121              128,107

          NON-INTEREST BEARING NOTE, secured by 25% of production on 15 gas
          wells payable monthly at $2,796, maturing in 2003.                                       559               23,117

          LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of interest
          only. Principal is due currently.                                                     64,779               64,779

          NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing interest at 8% per annum, collateralized by the assets and the corporate guarantee of a wholly-owned subsidiary, payable in quarterly payments of interest
          only. Principal is due currently.                                                     39,186               47,897

          LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from 8.45%
          to 11% annum, payable in 60 installments of $1,370, including
          interest, maturing on February 2005.                                                  80,930               81,320

          UNSECURED LOAN PAYABLE TO TRIO GROWTH, bearing interest at 10% per
          annum, principal and interest due currently.                                          24,650               24,650
                                                                                           -----------          ------------
                                                                                             3,846,027             3,689,422
                                                                                               213,746               233,780
                                                                                           -----------          ------------

          Less: Current portion                                                            $ 3,632,281          $  3,455,642
                                                                                           ===========          ============

                                                                             XI


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

8.  CAPITAL STOCK

         (a)  PREFERRED SHARES
                                                                                 SHARES            AMOUNT
                                                                            --------------   ---------------
                                                                                   #                 $
                Balance, December 31, 2000                                      1,100,672           620,844

                Converted to common shares                                     (1,100,672)         (620,844)
                Issued for acquisition of oil and gas interest                    563,249         1,802,541
                                                                            --------------   ---------------

                Balance, December 31, 2001                                        563,249         1,802,541

                Converted to common shares                                         (4,773)          (18,048)
                                                                            --------------   ---------------

                Balance, September 30, 2002                                       558,476         1,784,493
                                                                            ==============   ===============


         (b)   COMMON SHARES ISSUED
                                                                                 SHARES            AMOUNT
                                                                            --------------   ---------------
                                                                                   #                 $

                Balance, December 31, 2000                                      3,442,852        23,113,991

                Issued for cash                                                    62,500           125,000
                Issued to employees as incentive bonus                            157,000           235,500
                Issued for exercise of stock options and warrants                  26,109            26,360
                Issued for conversion of preferred shares                       1,229,502           620,844
                Issued for settlement of accounts payable                          40,066            60,099
                Issued for acquisition of oil and gas                               1,083             2,404
                                                                            --------------   ---------------

                Balance, December 31, 2001                                      4,959,112        24,184,198

                Issued for cash                                                   125,000           102,500
                Issued to employees as incentive bonus                            174,000           109,620
                Issued for conversion of preferred shares                           4,773            18,048
                Issued for settlement of accounts payable                         212,785           155,031
                                                                            --------------   ---------------

                Balance, September 30, 2002                                     5,475,670        24,569,397
                                                                            ==============   ===============


         (c)   SHARES TO BE ISSUED

                Common Shares to be issued in connection with the
                purchase of Ken-Tex oil and gas property in 1999                   24,887     $      55,226
                                                                            ==============   ===============

                                                                           XII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

8.  CAPITAL STOCK (continued)

     (d)  STOCK OPTIONS

                                                                                       Weighted Average
                                                           Issued      Exercisable           Price        Expiry
                                                        -----------    -----------     ----------------  -------
          Balance, December 31, 2000                     2,521,726      2,406,170         $       1.98
                                                                       ===========       ==============

          Issued for consulting services                    65,607                                        (i)
          Exercised                                        (26,373)
          Expired                                          (74,000)                        0.38 - 1.25
                                                        -----------

          Balance, December 31, 2001                     2,486,960      2,442,515         $       2.02
                                                                       ===========       ==============

          Expired                                         (474,000)                       $       1.54
                                                        -----------

          Balance, September 30, 2002                    2,012,960      2,012,960         $       2.07
                                                        ===========    ===========       ==============

          (i) These options were granted to four individuals for services performed on behalf of the Company. The options, which were paid in addition to cash compensation, were exercisable immediately, expire on October 27, 2003 and have exercise prices ranging from $1.50 to $2.13


     (e)  WARRANTS

                                                                                          Weighted Average
                                                                          Issued                Price         Expiry
                                                                      ---------------     -----------------   -------
          Balance, December 31, 2000                                       2,470,091       $        2.65

          Issued for acquisition of oil and gas property                     302,528         1.75 - 4.50       (i)
          Issued for consulting services                                     195,222         1.22 - 2.20       (ii)
          Exercised                                                             (320)      $        1.00
          Expired                                                            (23,800)      $        2.50
                                                                      ---------------     ---------------

          Balance, December 31, 2001                                       2,943,721       $         2.61

          Expired                                                           (500,000)      $   .65 - 2.50
                                                                      ---------------     ---------------

          Balance, September 30, 2002                                      2,443,721       $         2.76
                                                                      ===============     ===============

          (i)  These warrants expire July 14, 2006
          (ii) These warrants expire December 31, 2004

                                                                           XIII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

9.       INCOME (LOSS) PER SHARE

         (a)      BASIC

                  Income (loss) per share is calculated using the weighted average number of shares outstanding during the period. The weighted average of common shares outstanding amounted to 5,460,724 and 5,294,499 for the three and nine months ended September 30, 2002, respectively, and 4,218,704 and 3,742,724 for the three and nine months ended September 30, 2001, respectively.

         (b)      FULLY DILUTED INCOME (LOSS) PER SHARE

                  Fully diluted income (loss) per share is calculated on the same basis with the weighted average number of shares outstanding during the period totaling 5,294,499 for the nine months ended September 30, 2002. The exercise of options and the convertible notes had no dilutive effects on income (loss) per share for other periods.

10.      RELATED PARTY TRANSACTIONS

         The Company is party to certain agreements and transactions in the normal course of business. Significant related party transactions not disclosed elsewhere include the following:

         (a)      SHAREHOLDER INFORMATION

                  During 1993, a shareholder expended, on behalf of the Company, shareholder information expenses in the amount of $75,000. The Company has recorded a reserve provision against payment of this amount until the Company's mining operations commence production.

         (b)      LEASE OF GAS COMPRESSORS

                  A limited liability company owned by a director and two officers of the Company has historically leased natural gas compressors to Daugherty Petroleum. For the nine-month period ended September 30, 2002, Daugherty Petroleum leased one natural gas compressor for $12,000 from the related party. For the nine-month period ended September 30, 2001, Daugherty Petroleum leased two natural gas compressors for $11,550 from the related party.

         (c)      COMPANY SPONSORED PARTNERSHIPS

                  Daugherty Petroleum invests in various Company sponsored partnerships and joint ventures by making capital contributions in exchange for an equity interest typically represented by undivided working interests of up to 33% in the partnerships and up to 50% in a joint venture. The portion of profit on drilling contracts attributable to the Company's ownership interest has been eliminated. During the three and nine-month periods ended September 30, 2002, the Company executed and performed turnkey drilling contracts with Company sponsored partnerships totaling $556,733 and $4,040,733, respectively. During the three and nine-month periods ended September 30, 2001, the Company executed and performed turnkey drilling contracts with Company sponsored partnerships totaling $1,206,600 and $3,916,096, respectively. Not less than 95% of these contracts were attributable to related party transactions.

                                                                            XIV

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U. S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

11. SEGMENTED INFORMATION

                                                                THREE MONTHS                        NINE MONTHS
                                                            ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                           2002              2001             2002              2001
                                                     -----------------   --------------   --------------   ---------------
                                                             $                 $                $                 $
           REVENUE (NET)
           Oil and Gas                                      1,097,529        1,573,110        5,534,238         5,260,524
           Corporate                                                -                -                -                 -
                                                     -----------------   --------------   --------------   ---------------
                                                            1,097,529        1,573,110        5,534,238         5,260,524
                                                     =================   ==============   ==============   ===============

           INTEREST, DEPLETION AND DEPRECIATION
           Oil and Gas                                        167,851          222,717          505,488           631,368
           Corporate                                           19,363           52,471           57,955           175,417
                                                     -----------------   --------------   --------------   ---------------
                                                              187,214          275,188          563,443           806,785
                                                     =================   ==============   ==============   ===============

           INCOME (LOSS) BEFORE INCOME TAXES
           Oil and Gas                                       (123,566)         129,475        1,003,007           701,453
           Corporate                                         (195,826)        (337,104)        (737,210)         (892,195)
                                                     -----------------   --------------   --------------   ---------------
                                                             (319,392)        (207,629)         265,797          (190,742)
                                                     =================   ==============   ==============   ===============

           IDENTIFIABLE ASSETS
           Oil and Gas                                      9,115,921        8,140,186        9,115,921         8,140,186
           Corporate                                        3,255,803        2,763,412        3,255,803         2,763,412
                                                     -----------------   --------------   --------------   ---------------
                                                           12,371,724       10,903,598       12,371,724        10,903,598
                                                     =================   ==============   ==============   ===============

           CAPITAL EXPENDITURES
           Oil and Gas                                        162,196          292,540          611,834           436,929
           Corporate                                          157,057          133,500          226,909           216,762
                                                     -----------------   --------------   --------------   ---------------
                                                              319,253          426,040          838,743           653,691
                                                     =================   ==============   ==============   ===============

                                                                             XV

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002


12.      UNITED STATES ACCOUNTING PRINCIPLES

         The company follows accounting principles generally accepted in Canada. Differences between generally accepted accounting principles in Canada and those applicable in the United States are summarized below.

         (a)      COMPREHENSIVE INCOME

                  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the periods ended September 30, 2002 and 2001 the company's comprehensive income was the same as net income.

         (b)      RECENT ACCOUNTING PRONOUNCEMENTS

                  (i) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142 (SFAS 142)

                           On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new standard, goodwill is no longer amortized, but rather is tested for impairment upon adoption and at least annually thereafter. The annual test may be performed at anytime during the fiscal year, but must be performed at the same time each year. The Company will perform its annual goodwill impairment test before the end of the year. The Company does not expect the annual test to indicate any impairment, however, any such future impairment would be reflected in continuing operations.

                  (ii) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 (SFAS 143)

                           In August 2001, the FASB issued Statement of
                           Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

                                 CERTIFICATIONS

I, William S. Daugherty, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Daugherty Resources, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



/s/ William S. Daugherty
---------------------------
William S. Daugherty
President & CEO

                                 CERTIFICATIONS


I, Michael P. Windisch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Daugherty Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002


/s/ Michael P. Windisch
---------------------------
Michael P. Windisch
Chief Financial Officer