Form 10KSB/A
period 2001-12-31
DAUGHERTY RESOURCES INC
filed 2002-12-20
CIK 746834

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

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)
                     FOR THE TRANSITION PERIOD FROM       TO
                                                    ------  ------

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

     The aggregate market value of the voting stock held by non-affiliates (all officers, directors and 5% or more shareholders are presumed to be affiliate) computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of March 31, 2002, was $4,025,666, calculated at the closing price of $0.84 per share of the common stock on that date.

     The number of shares outstanding of the Issuer's classes of common equity, as of March 31, 2002 was 5,346,600.

     Documents incorporated by reference: None.

================================================================================

================================================================================

                               TABLE OF CONTENTS

                                                                                 PAGE #
                                                                                 ------
ITEM 1.     DESCRIPTION OF BUSINESS                                                 3

ITEM 2.     DESCRIPTION OF PROPERTIES                                               9

ITEM 3.     LEGAL PROCEEDINGS                                                      16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    17

ITEM 5.     MARKET FOR DAUGHERTY RESOURCES'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                                   17

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF GENERAL OPERATIONS                                         20

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            24

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE                                                  24

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF DAUGHERTY RESOURCES                25

ITEM 10.    EXECUTIVE COMPENSATION                                                 26

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT         28

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         29

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K        30

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

     Daugherty Resources is engaged through Daugherty Petroleum, which was incorporated in 1984, in the business of acquiring properties for the exploration and development of oil and gas, including lease acquisitions, participation in ventures involving other oil and gas companies and investors, and in farm-ins from other producers. Daugherty Petroleum performs these services on behalf of Daugherty Resources, investors in specific programs, and on a joint venture basis with other oil and gas companies. Substantially all of the contract drilling services performed by Daugherty Petroleum are for related party transactions and contract drilling revenue is substantially dependent on these underlying company sponsored drilling programs.

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

                                                    Year Ended December 31,
                                             ---------------------------------------
                                               2001           2000            1999
                                             --------       --------        --------
Production (1):
  Oil (MBbls)                                  15.879         11.621           7.458
  Natural Gas (MMcf)                          219.429        216.503         135.890
  Equivalent MMcfe (2)                        314.703        286.229         180.640
Average sales Price:
  Oil (per Bbl)                              $ 19.520       $23.7200        $ 16.100
  Average Natural Gas Price (per Mcf)        $  3.732       $ 2.5789        $  2.610
Average production cost (lifting cost)
 per equivalent Mcfe (3)                     $  0.650       $ 0.7700        $  0.670

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

                                          WELLS
                       --------------------------------------------
                              GAS                        OIL
                       ------------------         -----------------
                       Gross         Net          Gross       Net
                       -----       ------         -----     -------
Kentucky                168        66.512           41      32.0461
Tennessee                14         7.000           10       5.0000
Louisiana                 1          .225            3        .3750
                        ---        ------           --      -------
Total                   183        73.737           53      36.6394

     Natural Gas Leases Undeveloped Acreage. The following table sets forth, as of December 31, 2001, the acres of developed and undeveloped natural gas and oil properties in which Daugherty Resources had an interest, listed alphabetically by state.

                   DEVELOPED ACREAGE                  UNDEVELOPED ACREAGE
                 ---------------------              ----------------------
                  GROSS           NET                GROSS           NET
                 ------         ------              ------          ------
Kentucky         26,780          9,376              18,353          16,059
Louisiana           180             23                 440             272
Tennessee         2,056          1,614              12,300          10,455
                 ------         ------              ------          ------
Total            29,024         11,012              31,093          26,786

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

                   Total                      Productive                     Dry
            -------------------         ----------------------       ------------------
            Drilled       Net           Drilled          Net         Drilled        Net
            -------     -------         -------        -------       -------        ---
1999            5        1.9500            5            1.9500           0            0
2000           24        7.1345           24            7.1345           0            0
2001           22        5.7000           22            5.7000           0            0
               --       -------           --           -------         ---          ---
Total          51       14.7845           51           14.7845           0            0

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

     Net Proved Natural Gas and Oil Reserves. All of Daugherty Resources' oil and natural gas reserves are located in the United States. Daugherty Resources' approximate net proved reserves were estimated by Wright & Company, Inc., independent petroleum engineers, ("Wright & Company"), to be as follows:

                                 Year Ended December 31
                          -----------------------------------
                             2001         2000         1999
                          ----------   ----------  ----------
Mcf of Natural Gas:       10,086,413   13,972,304  11,606,757
Bbls of Oil:                 132,768       93,663      66,772

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

     Net Developed Natural Gas and Oil Reserves. Daugherty Resources' approximate net developed reserves were estimated, by Wright & Company to be as follows:

                                 Year Ended December 31
                            ---------------------------------
                              2001          2000       1999
                            ---------    ---------  ---------
Mcf of Natural Gas          5,881,153    4,424,552  3,242,748
Bbls of Oil:                  123,196       83,774     66,722

     Additional Reserves. Between December 31, 2001 and March 31, 2002 Daugherty Resources drilled seventeen (17) wells, which will result in an increase in estimated reserves as reported for the period ending December 31, 2001.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED NATURAL GAS AND OIL RESERVES. The standardized measure of discounted (10%) future net cash flows attributable to Daugherty Resources' proved oil and gas reserves was estimated by Wright & Company in 2001, 2000, and 1999 to be as follows:

                                                 Year End December 31
                                          ----------------------------------
                                             2001       2000         1999
                                          ---------- -----------  ----------
Discounted (10%) Future Net Cash Flows    $5,051,486 $15,782,174  $5,037,798
                                          ----------

     These amounts are based on year-end prices at the respective dates. The gas price used by Wright & Company in the reserve estimations at December 31, 2001, 2000 and 1999 were $2.38/MCF, $5.126/MCF and $2.784/MCF, respectively. The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

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

     Daugherty Resources has conducted no additional exploration work on the properties since 1996 because of the low price of gold. Since 1979, Daugherty Resources has spent in excess of $11,200,000 on land acquisition, exploration, engineering and conceptual studies, and buildings, equipment and machinery. In March 2000, Daugherty Resources retained SRK Consulting an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices and Balfour Holdings, Inc. to conduct an appraisal of the gold and silver properties. SRK Consulting in its April 4, 2000 report entitled "Unga Island Project Resource and Reserve Review" concluded that Daugherty Resources' gold and silver properties cannot be classified as a Reserve, either Proven or Probable and should be reclassified as "Mineral Inventory (which according to SEC requirements should be Mineralized Material). In its April 2, 2000 report "Valuation of the Unga Island Gold-Silver Project, Alaska", Balfour Holdings determined that the gold and silver properties have a "Fair Market Value of $4,450,000". The difference in total past expenditures and current Fair Market Value is attributed to Daugherty Resources' reclassification of the gold and silver properties to a Mineralized Material, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., Daugherty Resources had recorded impairment to the value of the gold and silver properties reducing its value to $4,450,000. The SEC staff has historically considered appraisals not supported by a full economic feasibility report to be an opinion and prohibited its disclosure. Daugherty Resources has presented the "Fair Market Value" stated in the Balfour report for the sole purpose of illustrating the adjustments made in previous filings and not as an acceptable appraised value of the property. During the past several years, the U. S. Securities and Exchange Commission ("SEC"), along with other regulators and professional mining organizations, developed more stringent guidelines for defining and disclosing reserves to investors. Since the properties are not in the exploration and production stage as defined by Industry Guide 7 and the fact that little or no exploration costs have been incurred in recent periods the Company discussed these costs with the SEC and the Company determined that the remaining $4,450,000 exploration and acquisition costs be expensed as incurred under U. S. GAAP. Accordingly, management has, as a prior year adjustment, expensed the remaining $4,450,000 of exploration costs, acquisition costs and equipment costs by 100% resulting in a total impairment of the property to a value of $0 for accounting purposes under U. S. GAAP and Canadian GAAP and revised financial statements were filed with an amended 10-KSB/A for the year ending December 31, 2000, on March 18, 2002. (See Note 19 of the Consolidated Financial Statements.)

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

QUARTER ENDED       12/31/01   09/30/01    06/30/01     03/31/01     12/31/00     09/30/00    06/30/00    03/31/00
-------------       --------   --------    --------     --------     --------     --------    --------    --------
Low Bid Price        $0.82       $1.05       $1.77       $1.688       $1.656        2.281       1.125       1.250
High Bid Price       $0.89       $1.12       $1.77       $1.688       $2.906        3.375       3.875       2.625

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

     Daugherty Resources' working capital balance is not a good indicator of liquidity because it fluctuates as a result of the timing and the amount of drilling the Company is able to finance. Working capital as of December 31, 2001 was a negative $2,003,165. This compares to a negative $2,657,222 as of December 31, 2000 and a negative $2,816,687 as of December 31, 1999. Historically oil and gas activities have been funded from cash flow, bank borrowing, equity capital and the sale of well interests in joint venture partnerships.

     At December 31, 2001, and compared to December 31, 2000, current assets increased by $2,087,466 to $2,900,470. This compares to $813,004 at December 31, 2000. Cash balances increased $1,817,760 from $426,660 to $2,244,420; accounts receivable balances increased $72,655 from $350,704 to $423,359. Other current assets increased $197,051 from $35,640 to $232,691.

     At December 31, 2001 and compared to December 31, 2000 current liabilities increased by $1,443,409, from $3,470,226 to $4,903,635. Short-term loans decreased $950,832 from $1,330,679 to $379,847, customer drilling deposits increased $2,295,714 from $558,986, to $2,854,700 accounts payable and accrued liabilities increased $88,527 from $1,580,561 to $1,669,088.

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

     Substantially all of the contract drilling services performed by Daugherty Petroleum are for related party transactions and contract drilling revenue is substantially dependent upon related party transactions whereby Daugherty Petroleum sponsors and conducts development drilling programs for its own account and for others. Generally, most of the revenue from contract drilling activity is received from drilling partnerships formed and managed by Daugherty Petroleum as managing general partner. Typically, the investor partners own a 75% interest in the partnerships and Daugherty Petroleum retains a 25% interest for its equity contribution to each drilling program. For 2000 Daugherty Petroleum sponsored a total of two drilling programs having total subscriptions of $2.0 million of partnership units that allowed Daugherty Petroleum to drill a total of ten (10) partnership wells by March 31, 2001. Daugherty Petroleum may also enter into joint venture arrangements with industry partners or a small group of investor partners and retain up to a 50% working interest in any wells drilled. As a result Daugherty Petroleum is subject to substantial cash commitments at the closing of the partnership or joint ventures.

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

     In order to continue the growth experienced in the past few years, Daugherty Resources plans to finance these activities with oil and gas sales, revenue from drilling contracts, equity capital, sales of natural gas to Sentra's customer base and by increasing the borrowing base at its credit facility with KeyBank. Management believes that the above referenced sources of revenue, including additional financing of required, will be sufficient to meet the stated capital requirements.


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

NAME                           AGE            POSITION                   DIRECTOR SINCE
----                           ---            --------                   --------------
William S. Daugherty            47     Chairman of the Board,            September 1993
                                       President and Chief Executive
                                       Officer
James K. Klyman                 47     Director                             May 1992
Charles L. Cotterell            77     Director                            June 1994
D. Michael Wallen               47     Vice President and Secretary           N/A

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


                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                            ANNUAL COMPENSATION                  COMPENSATION
                               -----------------------------------------    ----------------------
                                                                            Restricted
                                                            Other Annual       Stock
Name and Principal Position    Year    Salary     Bonus     Compensation       Award     Options #
---------------------------    ----    ------     -----     ------------    ----------   ---------
William S. Daugherty           2001   $131,250  $56,250(1)       $0(5)           0             0
Chairman and President         2000   $ 98,077  $56,250(2)     $616(5)           0       100,000(4)
                               1999   $ 75,000  $12,500(3)     $364(5)           0             0
D. Michael Wallen              2001    $77,110  $56,250(6)       $0(8)           0             0
Vice President                 2000    $64,377  $46,250(7)     $616(8)           0       100,000(9)

----------
(1) The bonus was in the form of 37,500 shares of the Common Stock valued at $1.50 ($US) per share.
(2) The bonus was in the form of 25,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25(U.S.) per share, respectively.
(3) The bonus was in the form of 12,500 shares of the Common Stock valued at $1.00(U.S.) per share.
(4) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share. The options expire five years from the date granted.
(5) Mr. Daugherty is indebted to Daugherty Resources on four promissory notes (See footnote 1 at Item 12) bearing an interest rate of 4.75% to 6% per annum. Assuming a market rate of 4.75% per annum for a comparable loan Mr. Daugherty received no additional benefit during 2001, while in previous years, when it was assumed that 9% per annum was the market rate, he received $364 and $616 per annum for the respective years of 1999 and 2000.
(6) The bonus was in the form of 37,500 shares of the Common Stock valued at $1.50 ($US) per share.
(7) The bonus was in the form of 15,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25 (U.S.) per share, respectively.
(8) Mr. Wallen is indebted to Daugherty Resources on three Promissory Notes (See footnote 2 at Item 12) bearing an interest rate of 4.75% to 6% per annum. Assuming a market rate of 4.75% per annum for a comparable loan Mr. Wallen received no additional benefit during 2001, while in 2000, when it was assumed that 9% per annum was the market rate, he received $616 per annum.
(9) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources, Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share and expire five years from the date granted.

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

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY
                            OPTIONS AT FISCAL YEAR-END(#)        OPTIONS AT FISCAL YEAR-END($)
NAME                          EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----                        -----------------------------      ---------------------------------
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


                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY
                            OPTIONS AT FISCAL YEAR-END(#)      OPTIONS AT FISCAL YEAR-END($)
NAME                          EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                        -----------------------------    ---------------------------------
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

                                                                     SHARES OWNED    PERCENT OF
TITLE OF CLASS                  BENEFICIAL OWNER                     BENEFICIALLY      CLASS
--------------                  ----------------                     ------------      -----
Common Stock           William S. Daugherty                           547,500(1)        9.94
                       121 Prosperous Place, Suite 201
                       Lexington, Kentucky 40509

                       D. Michael Wallen                              273,100(2)        4.98
                       120 Prosperous Place, Suite 201
                       Lexington, Kentucky 40509

                       Charles L. Cotterell                            51,540(3)        0.96
                       120 Prosperous Place, Suite 201
                       Lexington, Kentucky 40509

                                                                     SHARES OWNED    PERCENT OF
TITLE OF CLASS                  BENEFICIAL OWNER                     BENEFICIALLY      CLASS
--------------                  ----------------                     ------------      -----
                       James K. Klyman                                 36,000(4)        0.67
                       120 Prosperous Place, Suite 201
                       Lexington, Kentucky 40509

                       Environmental Energy, Inc.                     440,000(5)        7.66
                       8001 Irvine Center Drive, Suite 1040
                       Irvine, CA 92618

                       Directors and executive officers as a          908,140(6)       15.93
                       group (4 persons)

----------
(1) Includes 387,500 shares of the Common Stock, and options to acquire 160,000 shares of the Common Stock, which are currently exercisable.
(2) Includes 133,100 shares of the Common Stock and options to purchase 140,000 shares of the Common Stock, which are currently exercisable.
(3) Includes 24,540 shares of the Common Stock and options to purchase 27,000 shares of the Common Stock, which are currently exercisable.
(4) Consists of 9,000 shares of the Common Stock and options to purchase 27,000 shares of Common Stock, which are currently exercisable.
(5) Includes 40,000 shares of the Common Stock and options to purchase 400,000 shares of the Common Stock, which are currently exercisable. Environmental Energy, Inc. ("EEI") is a Delaware corporation. Larry Crowder and John Powell are the sole shareholders and officers of EEI.
(6) Includes 554,140 shares of the Common Stock, and options to purchase 354,000 shares of the Common Stock, which are currently exercisable.


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

                              INVOLVEMENT OF ISSUER OR       LARGEST AMOUNT OUTSTANDING        AMOUNT OUTSTANDING AS
NAME AND PRINCIPAL POSITION          SUBSIDIARY           DURING LAST COMPLETED FISCAL YEAR     OF DECEMBER 31, 2001
---------------------------   ------------------------    ---------------------------------    ---------------------
William S. Daugherty(1)                Lender                         $130,726                        $120,602
President and Chief Executive
Officer

D. Michael Wallen(2)                   Lender                         $132,061                        $121,937
Vice President

----------
(1) The indebtedness of Mr. Daugherty consists the remaining unpaid balance of four promissory notes in the original principal amount of $50,000, $33,333, $27,000 and $21,600, dated January 4, 2001, January 4, 2000, January 4,
     1999, and January 1, 1998, respectively. The 2001 note bears interest at the rate of 4.75% percent per annum and the remainder of the notes bear interest at the rate of six percent per annum. The notes are secured by Mr. Daugherty's interest in oil and gas partnerships sponsored by Daugherty Resources' subsidiary, Daugherty Petroleum. Inc. See footnotes of Item 10 above for additional benefits to Mr. Daugherty.
(2) The indebtedness of Mr. Wallen consists of the remaining unpaid balance of four promissory notes in the original principal amounts of $51,335, $33,333; $27,000 and $21,600 dated January 4, 2001, January 4, 2000,
     January 4, 1999 and January 1, 1998, respectively. The 2001 note bears interest at the rate of 4.75% percent per annum and the remainder of the notes bear interest at the rate of 6 percent per annum. The notes are secured by Mr. Wallen's interest in oil and gas partnerships sponsored by the Company's subsidiary, Daugherty Petroleum, Inc. See footnotes of Item 10 for additional benefits to Mr. Wallen.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  List of Documents Filed with this Report.

                                                                                       PAGE
                                                                                       ----
(1)     Financial statements, Daugherty Resources, Inc. and subsidiary companies
        Cover Page
        Table of Contents
        Report of Kraft, Berger, Grill, Schwartz, Cohen & March LLP                          I
                Independent chartered accounts, dated March 28, 2002
        Balance Sheet -- December 31, 2001                                              II-III
        Consolidated Statement of Deficit                                                   IV
        Consolidated Statement of Operation                                                  V
        Statement of Cash Flows for the year ended December 31, 2001                        VI
        Notes to the Financial Statement                                             VII-XXXIV

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

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
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

3(g)* Altered Memorandum of Daugherty Resources, Inc., a British Columbia corporation, dated June 25, 1998, changing the authorized preferred stock of Daugherty Resources from 6,000,000 shares of preferred stock, without par value per share, to 1,200,000 shares of preferred stock, without par value. Filed as an exhibit to Form 8-K, by Daugherty
          Resources for reporting an event on June 29, 1998. (File No. 0-12185).

3(h)* Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, changing the authorized capital of the Registration from 10,000,000 shares of common stock, without par value per share, to 100,000,000 shares of common stock, without par value per share, and from 1,200,000 shares of preferred stock, without par value per share, to 5,000,000 shares of preferred stock, without par value per share. Altered Memorandum of Daugherty Resources, Inc., dated June 30, 1999, changing the authorized capital of Daugherty
          Resources to 105,000,000 shares divided into 5,000,000 shares of preferred stock, without par value and 100,000,000 common shares without par value. Special Resolution of Daugherty Resources, Inc., a British Columbia corporation, dated June 30, 1999, altering Article
          23.1(b) of Daugherty Resources Articles by substituting a new Article
          23.1(b) that sets forth the conditions and terms upon which the preferred shares can be converted to common stock. Filed as an exhibit to Form 8-K, for Daugherty Resources for reporting an event on October
          25, 1999. (File No. 0-12185)

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

11        Statement of Earnings Per Share.

21        Subsidiaries of Daugherty Resources:

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------
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


                                             Daugherty Resources, Inc.



                                             By: /s/ William S. Daugherty
                                                 -------------------------------
                                                 William S. Daugherty
                                                 Chairman of the Board

December 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Daugherty Resources and in the capacities and on the dates indicated.

       SIGNATURE                                TITLE                             DATE
       ---------                                -----                             ----
                                   Chairman of the Board, President,          December 19, 2002
/s/ William S. Daugherty            Director of Daugherty Resources
----------------------------
William S. Daugherty



/s/ Michael P. Windisch            Chief Financial Officer                    December 19, 2002
----------------------------
Michael P. Windisch



/s/ James K. Klyman*               Director of Daugherty Resources            December 19, 2002
----------------------------
James K. Klyman



/s/ Charles L. Cotterell*          Director of Daugherty Resources            December 19, 2002
----------------------------
Charles L. Cotterell



*By /s/ William S. Daugherty                                                  December 19, 2002
----------------------------
William S. Daugherty
Attorney-in-Fact

                            DAUGHERTY RESOURCES INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)


                                DECEMBER 31, 2001

                            DAUGHERTY RESOURCES INC.


                                DECEMBER 31, 2001


                                    CONTENTS


                                                            PAGE
                                                          ---------
AUDITORS' REPORT                                                  I

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                              II-III

  Statement of Deficit                                           IV

  Statement of Operations                                         V

  Statement of Cash Flows                                        VI

  Notes to Financial Statements                           VII-XXXVI

         [KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP LETTERHEAD]

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

            [KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP LOGO]

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
                                                                   ===========        ==========

See accompanying notes to consolidated financial statements.


APPROVED ON BEHALF OF THE BOARD:


/s/ William S. Daugherty                     /s/ Charles L. Cotterell
-----------------------------------          -----------------------------------
           Director                                         Director

                                                                        PAGE III


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2001

                                   LIABILITIES

                                                                      2001              2000
                                                                  ------------      ------------

CURRENT
  Bank loans (Note 7)                                             $    146,067      $  1,131,798
  Accounts payable                                                     875,953           661,748
  Accrued liabilities                                                  793,135           918,813
  Customers' drilling deposits                                       2,854,700           558,986
  Long-term debt (Note 8)                                              233,780           155,136
  Loan payable                                                              --            43,745
                                                                  ------------      ------------
                                                                     4,903,635         3,470,226

LONG-TERM DEBT (Note 8)                                              3,455,642         1,759,022
                                                                  ------------      ------------
                                                                     8,359,277         5,229,248
                                                                  ------------      ------------


                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 9)
  AUTHORIZED
      5,000,000 Preferred shares, non-voting, non-cumulative,
                 convertible
    100,000,000 Common shares

  ISSUED
        563,249 Preferred shares (2000 - 1,100,672)                  1,802,542           620,844
      4,959,112 Common shares (2000 - 3,442,852)                    24,184,198        23,113,991
         21,000 Common shares held in treasury, at cost                (23,630)               --
  Capital stock to be issued                                            55,226         1,441,387
                                                                  ------------      ------------
                                                                    26,018,336        25,176,222

  DEFICIT                                                          (20,754,739)      (20,427,481)
                                                                  ------------      ------------
                                                                     5,263,597         4,748,741
                                                                  ------------      ------------
                                                                  $ 13,622,874      $  9,977,989
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                                                                       PAGE IV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)



                                                                                           YEARS ENDED DECEMBER 31
                                                                               2001              2000             1999
                                                                           ------------      ------------      -----------

DEFICIT, beginning of year, as previously reported                         $(20,427,481)     $(15,725,909)     $ (8,504,989)

  Write-off of mining property and related expenditures
   (Note 19)                                                                          -       ( 4,450,000)                -
                                                                           ------------      ------------      ------------

DEFICIT, beginning of year, as restated                                     (20,427,481)      (20,175,909)       (8,504,989)

  Net loss for the year                                                        (327,258)         (251,572)       (7,220,920)
                                                                           ------------      ------------      ------------
DEFICIT, end of year                                                       $(20,754,739)     $(20,427,481)     $(15,725,909)
                                                                           ============      ============      ============

See accompanying notes to consolidated financial statements.

                                                                         PAGE V

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)

                                                                                       YEARS ENDED DECEMBER 31
                                                                               2001              2000             1999
                                                                            ----------      -----------        -----------

REVENUE
  Contracting drilling (Not less than 95% attributable to related
   party transactions)                                                      $5,568,837      $5,074,5 44        $   878,714
  Oil and gas production                                                       890,662          833,983            371,977
  Gas transmission and compression                                             697,995          240,780            166,034
                                                                            ----------      -----------        -----------
                                                                             7,157,494        6,149,307          1,416,725
                                                                            ----------      -----------        -----------
DIRECT EXPENSES
  Contract drilling                                                          3,051,517        2,845,746            370,716
  Oil and gas production                                                       740,479          721,593            334,268
  Gas transmission and compression                                             479,501          152,606             74,596
                                                                            ----------      -----------        -----------
                                                                             4,271,497        3,719,945            779,580
                                                                            ----------      -----------        -----------
GROSS PROFIT                                                                 2,885,997        2,429,362            637,145
                                                                            ----------      -----------        -----------
EXPENSES
  Selling, general and administrative                                        2,678,146        1,878,722            909,220
  Depreciation, depletion and amortization                                     577,360          642,598            487,070
  Interest                                                                     195,868          248,028            219,206
                                                                            ----------      -----------        -----------
                                                                             3,451,374        2,769,348          1,615,496
                                                                            ----------      -----------        -----------
LOSS BEFORE THE FOLLOWING                                                     (565,377)        (339,986)          (978,351)
  Equity share in earnings (loss) from undivided interest in
   oil and gas properties                                                      238,119          106,256            (22,897)
  Loss from disposal of a 50% owned investee                                         -          (17,842)                -
  Impairment loss on mining properties                                               -                -         (6,782,229)
  Equity share in losses of a 50% owned investee                                     -                -           (108,658)

LOSS FROM CONTINUING OPERATIONS                                               (327,258)        (251,572)        (7,892,135)

  Net gain from discontinued operations (Note 12)                                    -                -            671,215
                                                                            ----------      -----------        -----------
NET LOSS FOR THE YEAR                                                       $ (327,258)     $  (251,572)       $(7,220,920)
                                                                            ----------      -----------        -----------
NET LOSS PER SHARE (Note 11)
  Continuing operations                                                         $(0.08)          $(0.09)            $(3.49)
                                                                            ==========      ===========        ===========
  For the year                                                                  $(0.08)          $(0.09)            $(3.19)
                                                                            ==========      ===========        ===========
  Fully diluted                                                                 n/a               n/a              n/a


See accompanying notes to consolidated financial statements.

                                                                        PAGE VI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)


                                                                                       YEARS ENDED DECEMBER 31
                                                                                2001              2000               1999
                                                                             -----------       -----------        -----------

OPERATING ACTIVITIES
  Net loss from continuing operations                                        $ ( 327,258)      $  (251,572)       $(7,892,135)
  Impairment loss on mining properties                                                 -                 -          6,782,229
  Equity share in earnings (loss) from undivided interest in oil
   and gas properties                                                           (238,119)         (106,256)            22,897
  Equity share in losses of 50% owned investee                                         -                 -            108,658
  Amortization and depletion                                                     577,360           642,598            487,070
  (Gain) loss on sale of assets                                                        -            16,523            (29,626)
  (Increase) decrease in prepaid expenses and other asset                       (197,608)           22,696             15,102
  Increase in accounts receivable                                                (72,655)         (132,836)           (78,381)
  Increase (decrease) in accounts payable                                        214,205           (28,409)          (338,938)
  Increase (decrease) in accrued liabilities                                    (125,678)          267,658           (116,062)
  Increase (decrease) in customers' drilling deposits                          2,295,714        (1,514,121)         1,613,954
                                                                             -----------       -----------        -----------
                                                                               2,125,961        (1,083,719)           574,768
                                                                             -----------       -----------        -----------

FINANCING ACTIVITIES
  Increase (decrease) of long-term debt                                        1,925,264           (25,927)           (59,902)
  Issue of capital stock                                                         446,959           688,300            310,906
  Increase (decrease) in bank loans                                             (985,731)          (24,639)         1,204,278
  Decrease in loan payable                                                       (43,745)                -            (13,473)
  Treasury stock                                                                 (23,630)                -                  -
  Financing costs                                                                      -                 -           (137,607)
                                                                             -----------       -----------        -----------
                                                                               1,319,117           637,734          1,304,202
                                                                             -----------       -----------        -----------

INVESTING ACTIVITIES
  Discontinued operations                                                              -                 -            518,836
  Proceeds from sale of assets                                                         -            14,685             67,430
  Purchase of capital assets                                                    (318,760)         (234,203)           (26,703)
  Increase in loans to related parties                                          (175,681)         (162,083)          (113,748)
  Investment                                                                    (109,254)                -           (126,500)
  Additions to oil and gas properties, net                                    (1,023,623)         (995,758)          (402,974)
  Investment in Sentra Corporation                                                     -                 -            (41,063)
                                                                             -----------       -----------        -----------
                                                                              (1,627,318)       (1,377,359)          (124,722)
                                                                             -----------       -----------        -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                            1,817,760        (1,823,344)         1,754,248

CASH AND CASH EQUIVALENTS, beginning of year                                     426,660         2,250,004            495,756
                                                                             -----------       -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                                       $ 2,244,420       $   426,660        $ 2,250,004
                                                                             ===========       ===========        ===========

SUPPLEMENTAL DISCLOSURE
  Interest paid during the year                                              $   182,294       $   243,877        $   252,331
                                                                             ===========       ===========        ===========

  Income taxes paid                                                          $         -       $         -        $         -
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

     (i)  STOCK OPTION PLAN

          The company has a stock option plan which is described in Note 11. No compensation expense is recognized for this plan when stock or stock options are issued to employees. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

     (j)  CASH AND CASH EQUIVALENTS

          The company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. This balance includes a certificate of deposit of $135,000 that is held for collateral and is not available for general corporate usage.


2.   ACQUISITIONS

     (a)  SENTRA UTILITY DEVELOPMENT GROUP, LP ("SUDG")

          On July 13, 2001, Daugherty Petroleum purchased from SUDG all right, title and interest in and certain oil and gas reserves and rights to prepaid drilling funds for the purchase price of $418,785.

                                                                         PAGE XI



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


2.   ACQUISITIONS (Continued)

     (a)  SENTRA UTILITY DEVELOPMENT GROUP, LP ("SUDG") (Continued)

          The purchase agreement provided for DPI to pay for the assets by the delivery of 227,057 shares of preferred stock convertible on a one-for-one basis into restricted common stock in the Company and 37,816 units of acquisition warrants for shares of common stock in the Company. Units of acquisitions warrants consists of two Class A warrants and one each Class B through G, representing a total of 302,528 shares of underlying common stock, with a price range of $1.75 to $4.50 per warrant. The warrants are exercisable immediately upon issuance and expire five years from their issuance.

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


3.   OIL AND GAS PROPERTIES

                                                        2001
                                       --------------------------------------        2000
                                                    ACCUMULATED                   ----------
                                          COST      AMORTIZATION      NET             NET
                                       ----------   ------------   ----------     ----------
Proved properties                      $7,504,129    $1,357,406    $6,146,723     $5,922,999
Wells and related equipment               679,850       116,155       563,695        381,791
                                       ----------    ----------    ----------     ----------
                                        8,183,979     1,473,561     6,710,418      6,304,790
                                       ----------    ----------    ----------     ----------

EQUITY IN OIL AND GAS PARTNERSHIP
  Equity, beginning of year                                         1,283,769        132,569
  Additional investment                                               933,002      1,143,135
  Withdrawals                                                        (331,221)       (98,191)
  Share in partnership's income (loss)                                238,119        106,256
                                                                   ----------     ----------
  Equity, end of year                                               2,123,669      1,283,769
                                                                   ----------     ----------
TOTAL OIL AND GAS PROPERTIES                                       $8,834,087     $7,588,559
                                                                   ==========     ==========

                                                                       PAGE XIII


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


3.   OIL AND GAS PROPERTIES (Continued)

     DPI invests in various company sponsored partnerships and joint ventures by making capital contributions in exchange for an equity interest typically represented by undivided working interests up to 33% in the partnerships and up to 50% in the joint ventures. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated.


4.   PROPERTY AND EQUIPMENT

                                                                       2001                          2000
                                                   ------------------------------------------      --------
                                                                   ACCUMULATED
                                                      COST         AMORTIZATION        NET            NET
                                                   ----------      ------------      --------      --------

     Land                                          $   12,908        $     --        $ 12,908      $ 12,908
     Buildings                                          6,239           1,352           4,887         5,303
     Machinery and equipment                          638,779          88,280         550,499       418,923
     Office furniture, fixtures and equipment          96,408          79,002          17,406        18,184
     Aircraft                                         125,000           2,604         122,396            --
     Vehicles                                         251,462         138,789         112,673       132,576
                                                   ----------      ------------      --------      --------
                                                   $1,130,796        $310,027        $820,769      $587,894
                                                   ==========      ============      ========      ========

5.   LOANS TO RELATED PARTIES

     The loans to related parties represent loans receivable from officers of the Company and certain shareholders totalling $242,539 and $188,104, respectively, bearing interest at 6% per annum and are payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the officers' ownership interest in drilling partnerships with DPI. The loans receivable from the officers of DPI totalling $133,084 are non-interest bearing and unsecured.


6.   INVESTMENT

     GALAX ENERGY CONCEPTS, LLC ("GALAX")

     In December 1999, DPI made a capital contribution to Galax Energy Concepts, LLC ("Galax"), a North Carolina limited liability corporation of $126,500. Galax generates and sells steam on a long-term contract to a textile plant located in Galax, Virginia that is owned by National Textiles, LLC. DPI acquired its interest in Galax in mid 1997 for a commitment to assist management in its effort to complete a boiler retrofit and work toward a profitable operation. Galax was not consolidated with the company in 1999 because DPI did not have effective control of Galax's operating, financing and investing activities. Consequently, the equity method of accounting for this investment had been used. In 1999, Galax reported a loss of $217,316 of which 50% was picked up by the company. In fiscal year 2000, Galax reported a loss of $79,204.

                                                                        PAGE XIV


                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


6.   INVESTMENT (Continued)

     GALAX ENERGY CONCEPTS, LLC ("GALAX") (Continued)

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


7.   BANK LOANS


                                                                                          2001           2000
                                                                                        --------      ----------


     NOTE PAYABLE bearing interest at 7.50% per annum, maturing January 15,
     2002 and is collateralized by a certificate of deposit amounting to
     $135,367                                                                           $134,162      $  134,162

     NOTE PAYABLE bearing interest at prime plus 6% per annum, maturing and is collateralized by 200,000 shares of stock owned by a director
     of the company                                                                       11,905          25,471

     REVOLVING LOAN FACILITY payable interest only at 10% per annum was secured by a first mortgage on producing gas interests and was guaranteed by an unrelated third party. The facility expired in 2001
     and replaced with a long-term facility at Key Bank National Association                  --         972,165
                                                                                        --------      ----------
                                                                                        $146,067      $1,131,798
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

          During 2001, the company issued 227,057 preferred shares from the treasury with a total value of $418,785 as consideration for the oil and gas property and a repayment of the $150,000 debt and 37,816 units of warrants. Each unit consists of two Series A, and one each of Series B, C, D, E, F and G at a price ranging from $1.75 to $4.50 per share, however, the price per share will reduce to $1.00 in the event the Company's common stock becomes and remains de-listed from the NASDAQ SmallCap Stock Market. Warrants are exercisable immediately upon issuance and expire five years after issue (Note 2a).

                                                                      PAGE XVIII



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


9.   CAPITAL STOCK (Continued)

     (a)  PREFERRED SHARES ISSUED (Continued)

          The preferred shares are convertible into common shares anytime with two years of its issue on a share for share basis by the seller and by the Company with certain conditions. Preferred shares converted by the seller after the second anniversary of its issue will receive a conversion bonus equal to 12% of preferred shares being converted.

                                                      SHARES         AMOUNT
                                                    ----------      ---------
                                                         #              $
Balance, December 31, 1999                           1,152,363        650,000
Converted to common shares                             (70,435)       (39,729)
Issued for acquisition of oil and gas interest          18,744         10,573
                                                    ----------      ---------
Balance, December 31, 2000                           1,100,672        620,844
Converted to common shares                          (1,100,672)      (620,844)
Issued for acquisition of oil and gas                  563,249      1,802,541
                                                    ----------      ---------
Balance, December 31, 2001                             563,249      1,802,541
                                                    ==========      =========

     (b)  COMMON SHARES ISSUED

                                                       SHARES        AMOUNT
                                                     ---------     ----------
                                                         #              $
Balance, December 31, 1999                           2,493,280     21,685,043
Issued for cash                                        101,200        126,500
Issued to employees as incentive bonus                 175,500        201,000
Issued for exercise of stock options and warrants        7,229         11,694
Issued for settlement of debt                          339,781        475,606
Issued for acquisition of oil and gas properties       184,498        439,419
Issued in connection with the sale of a subsidiary
 disposed in 1999                                       70,929        135,000
Issued for conversion of preferred shares               70,435         39,729
                                                     ---------     ----------
Balance, December 31, 2000     Carried forward       3,442,852     23,113,991

                                                                        PAGE XIX



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


9.   CAPITAL STOCK (Continued)

     (b)  COMMON SHARES ISSUED (Continued)

                                                       SHARES         AMOUNT
                                                      ---------     ----------
                                                          #              $
Balance, December 31, 2000      Brought forward       3,442,852     23,113,991
Issued for cash                                          62,500        125,000
Issued to employees as incentive bonus                  157,000        235,500
Issued for exercise of options and warrants              26,109         26,360
Issued for conversion of preferred shares             1,229,502        620,844
Issued for payment of accounts payable                   40,066         60,099
Issued for acquisition of oil and gas                     1,083          2,404
                                                      ---------     ----------
Balance, December 31, 2001                            4,959,112     24,184,198
                                                      =========     ==========

     (c)  SHARES TO BE ISSUED

24,887 COMMON SHARES to be issued in connection with the purchase of
 Ken-tex oil and gas property in 1999                                           $55,226
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

                                                                         PAGE XX



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


9.   CAPITAL STOCK (Continued)

     (d)  STOCK OPTIONS (Continued)

     A.   OPTIONS

                                           ISSUED      EXERCISABLE       PRICE         EXPIRY
                                          ---------    -----------     ---------       ------
                                                                           $
Balance, December 31, 1999                2,307,000      2,120,333     1.00-5.00
                                                         =========
2000 - granted for incentive bonuses        350,000                         1.25         (i)
     - exercised                             (1,274)
     - expired                             (134,000)                   0.38-1.25
                                          ---------
Balance, December 31, 2000                2,521,726      2,406,170     1.00-5.00
                                                         =========
2001 - issued for consulting services        65,607                                      (ii)
     - exercised                            (26,373)
     - expired                              (74,000)                   0.38-1.25
                                          ---------
Balance, December 31, 2001                2,486,960
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

     B.   WARRANTS

                                                             ISSUED         PRICE     EXPIRY
                                                           ---------     -----------  ------
                                                                              $
Balance, December 31, 1998                                   623,960
1999 - granted for acquisition of
        oil and gas properties                             1,536,782       1.75-4.50    (i)
                                                           ---------
Balance December 31, 1999 (Carried forward....)            2,160,742

                                                                        PAGE XXI



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999

9.   CAPITAL STOCK (Continued)

     (d)  STOCK OPTIONS (Continued)

     B.   WARRANTS (Continued)

                                                    ISSUED         PRICE     EXPIRY
                                                  ---------      ---------   ------
                                                                    $
Balance December 31, 1999  (Brought forward....)  2,160,742
2000 - granted for acquisition of oil and gas
        property                                     24,984      1.75-4.50     (i)
     - granted for the purchase of partnership
        assets from KPG (Note 2c)                   390,320      1.75-4.50    (ii)
     - exercised                                     (5,955)          1.75
     - expired                                     (100,000)          2.50
                                                  ---------      ---------
Balance, December 31, 2000                        2,470,091
     - issued for acquisition of oil and gas
        property (Note 2a)                          302,528      1.75-4.50   (iii)
     - issued for consulting services               195,222      1.22-2.20    (iv)
     - exercised                                       (320)     1.00-1.75
     - expired                                      (23,800)          2.50
                                                  ---------      ---------
Balance, December 31, 2001                        2,943,721
                                                  =========

          (i)    These warrants expire on August 20, 2004.
          (ii)   These warrants expire December 31, 2005
          (iii)  These warrants expire July 14, 2006
          (iv)   These warrants expire December 31, 2004


10.  INCOME TAXES

     Income tax expense for the year ended December 31, 2001, consist of the following components.

                                                 2001         2000         1999
                                              ---------     ---------      ----
Current                                       $ 544,658     $ 356,562       $ -
Benefits realized from loss carry-forward      (544,658)     (356,562)        -
                                              ---------     ---------       ---
Total income tax expense                      $       -     $       -       $ -
                                              =========     =========       ===

                                                                       PAGE XXII



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


10.  INCOME TAXES (Continued)

                                                        2001               2000                1999
                                                     -----------        -----------        -----------
FUTURE  INCOME TAX ASSETS
Net operating loss carry-forward and temporary
 differences                                         $ 8,734,764        $ 3,335,633        $ 3,274,531
Investment tax credits                                     3,473              3,473              3,473
                                                     -----------        -----------        -----------
                                                       8,738,237          3,339,106          3,278,004
  Less: Valuation allowance                            8,596,982          3,200,361          2,387,884
                                                     -----------        -----------        -----------
                                                     $   141,255        $   138,745        $   890,120
                                                     ===========        ===========        ===========
Future income tax liabilities                        $  (141,255)       $  (138,745)       $  (890,120)
                                                     ===========        ===========        ===========
NET FUTURE TAX ASSETS                                $         -        $         -        $         -
                                                     ===========        ===========        ===========


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

                                                                      PAGE XXIII



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


12.  DISCONTINUED OPERATIONS (Continued)

     RED RIVER HARDWOODS INC. ("RRH") (Continued)

Net assets (liabilities) disposed
  Total identifiable assets                                                        $ 2,292,681
  Total identifiable liabilities                                                     3,495,317
                                                                                   -----------
                                                                                    (1,202,636)
Original investment                                                                    220,090
Release of DPI's receivable owed by RRH                                                137,019
Release of DPI's line of credit owed by RRH                                            319,255
Company's shares to be issued to cover any overstatement in receivables and inventory and understatement of RRH's payables for complete satisfaction
 of any breach in DPI's representation and warranty                                    135,000
Purchaser's expenses paid for by DPI                                                    18,153
                                                                                   -----------
                                                                                      (373,119)
Proceeds from sale                                                                     537,000
                                                                                   -----------
Gain on sale of subsidiary                                                             910,119
Loss from discontinued operations                                                     (238,904)
                                                                                   -----------
Net gain from discontinued operations                                              $   671,215
                                                                                   ===========


13.  STATEMENTS OF CASH FLOWS

     Non-cash transactions in 2001 were as follows:

                                                                            2001       2000
                                                                          --------   --------
PREFERRED SHARES issued for acquisition of oil and gas properties
 and settlement of debt                                                   $418,785   $ 10,573

PREFERRED SHARES to be issued in exchange for acquisition of oil
 and gas properties                                                              -    920,400


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

     (b)  Lease of Gas Compressors

          A limited company owned by a director and two officers of the company leased two natural gas compressors for $15,400 in 2001 (2000 - $10,800) to DPI.

     (c) DPI invests in various company sponsored partnerships and joint ventures by making capital contributions in exchange for an equity interest typically represented by undivided working interests up to 33% in the partnerships and up to 50% in a joint venture. The portion of profit on drilling contracts attributable to the company's ownership interest has been eliminated. During 1999, 2000 and 2001, the company executed and performed turnkey drilling contracts with company sponsored partnerships totalling $766,214, $5,074,544 and $5,568,837, respectively, not less than 95% of which is attributable to related party transactions.


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

                                                                        PAGE XXV



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


16.  SEGMENTED INFORMATION

                                            OIL AND
                                              GAS                               2001               2000              1999
                                          DEVELOPMENT       CORPORATE           TOTAL             TOTAL             TOTAL
                                          -----------      ----------        ----------         ---------        ----------
                                               $                $                 $                 $                 $
Revenue (net)                              2,885,997                -         2,885,997         2,429,362           637,145
                                           ---------       ----------        ----------         ---------        ----------
General corporate expenses                         -        2,678,146         2,678,146         1,878,722           909,220
Interest on long-term debt                   154,334           41,534           195,868           248,028           219,206
Amortization - equipment                           -          113,405           113,405            78,435            50,547
             - goodwill                            -          178,956           178,956           178,956           178,956
Depletion, impairment                        284,999                -           284,999           385,203         7,039,796
Equity share in earnings (losses) in
 partnerships and 50% owned investee         238,119                -           238,119            88,414           131,555
                                           ---------       ----------        ----------         ---------        ----------
                                             201,214        3,012,041         3,213,255         2,680,934         8,529,280
Discontinued segment                               -                -                 -                 -           671,215
                                           ---------       ----------        ----------         ---------        ----------
Income (loss) before income taxes          2,684,783       (3,012,041)         (327,258)         (251,572)       (7,220,920)
                                           =========       ==========        ==========         =========        ==========
Identifiable assets                        8,834,087        4,788,787        13,622,874         9,977,989        14,022,862
                                           =========       ==========        ==========         =========        ==========
Capital expenditures                       1,623,629          318,760         1,942,389         2,601,319           406,780
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

                                                        2001                2000                1999
                                                    ------------        ------------        ------------
NET LOSS AS SHOWN IN THE FINANCIAL STATEMENTS
  As previously reported under Canadian GAAP        $   (327,258)       $   (251,572)       $ (7,220,920)
  Impairment loss on mining property                           -                   -           6,782,229
                                                    ------------        ------------        ------------
As restated according to U.S. GAAP                  $   (327,258)       $   (251,572)       $   (438,691)
                                                    ============        ============        ============
DEFICIT, BEGINNING OF YEAR
  As previously reported under Canadian GAAP        $(20,427,481)       $(15,725,909)       $ (8,504,989)
  Expensing of previously capitalized exploration
   costs                                                       -          (4,450,000)        (11,232,229)
                                                    ------------        ------------        ------------
  As restated according to U.S. GAAP                 (20,427,481)        (20,175,909)        (19,737,218)
  Net loss for the year according to U.S. GAAP          (327,258)           (251,572)           (438,691)
                                                    ------------        ------------        ------------
DEFICIT, END OF YEAR                                $(20,754,739)       $(20,427,481)       $(20,175,909)
                                                    ============        ============        ============
SHAREHOLDERS' EQUITY
  Accumulated other comprehensive losses            $    (49,734)       $          -        $          -
                                                    ------------        ------------        ------------
TOTAL ASSETS
  As previously reported under Canadian GAAP        $ 13,622,874        $  9,977,989        $ 14,022,862
  Expensing of previously capitalized exploration
   costs                                                       -                   -          (4,450,000)
                                                    ------------        ------------        ------------
  As restated according to U.S. GAAP                $ 13,622,874        $  9,977,989        $  9,572,862
                                                    ============        ============        ============

                                                                      PAGE XXVII



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999



17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

     (a)  (Continued)

                            2001         2000         1999
                           ------       ------       ------
NET LOSS PER SHARE
  Continuing operation     $(0.08)      $(0.09)      $(0.49)
  For the year             $(0.08)      $(0.09)      $(0.19)
  Fully diluted               n/a          n/a          n/a

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

     (A) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

                                               2001                         2000                         1999
                                     ------------------------     -------------------------     -------------------------
                                       CANADIAN         U.S.        CANADIAN        U.S.          CANADIAN         U.S.
                                         GAAP          GAAP           GAAP          GAAP           GAAP           GAAP
                                     AS REPORTED    PRO-FORMA     AS REPORTED     PRO-FORMA     AS REPORTED     PRO-FORMA
                                     -----------    ---------     -----------     ---------     -----------     ---------
                                          $             $              $              $              $              $
Net income (loss)                     (327,258)     (468,414)      (251,572)      (379,009)     (7,220,920)     (663,841)
Net earnings (loss) per share
  Continuing operations                  (0.08)        (0.12)         (0.09)         (0.13)          (3.49)        (0.59)
  For the year                           (0.08)        (0.12)         (0.09)         (0.13)          (3.19)        (0.29)
  Fully diluted                              -             -            n/a              -               -             -
Weighted average fair value
 of options granted during
 this period                                 -           .14              -           1.02               -           .23

     (B) The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation in accordance with U.S. GAAP as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128).

                                                       2001             2000             1999
                                                    ---------        ---------        -----------
NUMERATOR FOR BASIC AND DILUTED
  NET INCOME (LOSS) PER SHARE
  Earnings (loss) from continuing operations
   - U.S. GAAP                                      $(468,414)       $(379,009)       $(1,109,906)
  Net income (loss) in accordance with
   U.S. GAAP                                         (468,414)        (379,009)          (438,691)
                                                    ---------        ---------        -----------

                                                                       PAGE XXIX



                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


17.  UNITED STATES ACCOUNTING PRINCIPLES (Continued)

     (B)  (Continued)

                                                          2001                 2000                 1999
                                                       ----------           ----------           ----------
DENOMINATOR FOR BASIC NET INCOME PER SHARE
Weighted average number of shares                       4,028,703            2,957,366            2,261,754
                                                       ----------           ----------           ----------
Basic earnings (loss) from continuing operations
 - U.S. GAAP                                           $    (0.12)          $    (0.13)          $    (0.49)
Basic net earnings (loss) per share
 - U.S. GAAP                                           $    (0.12)          $    (0.13)          $    (0.19)
                                                       ----------           ----------           ----------
DENOMINATOR FOR DILUTED NET EARNINGS
 (LOSS) PER SHARE
Weighted average number of shares                       4,028,703            2,957,366            2,261,754
Effect of dilutive securities:
Preferred                                                       -                    -                    -
Options                                                         -                    -                    -
Warrants                                                        -                    -                    -
Convertible debenture                                           -                    -                    -
                                                       ----------           ----------           ----------
Shares used in computing diluted
 net earnings (loss) per share                          4,028,703            2,957,366            2,261,754
                                                       ==========           ==========           ==========
Basic earnings (loss) from continuing
 operations - U.S. GAAP                                $    (0.12)          $    (0.13)          $    (0.49)
Basic net earnings (loss) per share
 - U.S. GAAP                                           $    (0.12)          $    (0.13)          $    (0.19)
                                                       ----------           ----------           ----------

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

                                                                    PAGE XXXIII

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


21.      SUPPLEMENTAL OIL AND GAS INFORMATION

         RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES


                                                                               2001              2000              1999
                                                                             ---------         ---------          ---------

         Revenues                                                            $ 890,662         $ 833,983          $ 371,977
         Production costs                                                      740,479           721,593            334,268
         Depreciation, depletion and amortization                              284,999           268,254            284,824
                                                                             ---------         ---------          ---------
         Results to operations for producing activities                      $(134,816)        $(155,864)         $(247,115)
                                                                             =========         =========          =========

         CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCTION ACTIVITIES

         The components of capitalized costs related to the company's oil and gas producing activities are as follows.


                                                                               2001              2000             1999
                                                                           -----------        ----------       ----------

         Proved properties                                                 $ 7,323,786        $6,981,265       $6,104,456
         Equity in oil and gas partnership                                   2,123,669         1,283,769          132,569
         Unproved properties                                                   180,343            30,750                -
         Pipelines, equipment and other interests                              679,850           481,338          535,698
                                                                           -----------        ----------       ----------
                                                                            10,307,648         8,777,122        6,772,723
         Accumulated depreciation, depletion and amortization                1,473,561         1,188,563          886,898
                                                                           -----------        ----------       ----------
                                                                           $ 8,834,087        $7,588,559       $5,885,825
                                                                           ===========        ==========       ==========

         COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

         The costs incurred by the company in its oil and gas activities during fiscal years 2001, 2000 and 1999 are as follows.

                                                                             2001               2000             1999
                                                                          ----------          ----------        ----------

         Property acquisition costs:
           Unproved properties                                            $  149,593          $   30,750        $        -
           Proved properties                                               1,224,339             619,753         1,226,752
           Equity in oil and gas partnership                                       -           2,361,532            19,808
           Developments costs                                                198,512             262,258           245,730

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


                                                                                                  GAS              OIL
                                                                                              ----------        -------
                                                                                                 (mef)           (bbls)

         Balance at December 31, 1998                                                         10,958,990         86,038

           Purchase of reserves in place                                                         549,800          6,300
           Current additions                                                                   1,081,400              -
           Transfers/sales of reserves in place                                                 (212,231)             -
           Revision to previous estimates                                                       (631,550)       (18,341)
           Production                                                                           (139,652)        (7,275)
                                                                                              ----------        -------
         Balance at December 31, 1999                                                         11,606,757         66,722

           Purchase of reserves in place                                                         584,908              -
           Current additions                                                                   5,022,110         19,670
           Transfers/sales of reserves in place                                               (1,171,980)             -
           Revision to previous estimates                                                     (1,852,988)        18,892
           Production                                                                           (216,503)       (11,621)
                                                                                              ----------        -------
         Balance at December 31, 2000                                                         13,972,304         93,663

           Purchase of reserves in-place                                                               -              -
           Extensions discoveries and other additions                                          1,758,793              -
           Transfers/sales of reserves in place                                                 (990,461)             -
           Revisions to previous estimates                                                    (4,434,794)        54,984
           Production                                                                           (219,429)       (15,879)
                                                                                              ----------        -------
         Balance at December 31, 2001                                                         10,086,413        132,768
                                                                                              ==========        =======

                                                                      PAGE XXXV

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


21.      SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

         OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)


                                                                                                  GAS             OIL
                                                                                               ---------         -------
                                                                                                 (mef)           (bbls)
         Proved development reserves at:
           December 31, 2001                                                                   5,881,153         123,196
           December 31, 2000                                                                   4,424,552          83,774
           December 31, 1999                                                                   3,242,748          66,722

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


                                                                               2001              2000             1999
                                                                             -------           -------           -------
                                                                                            (in thousands)

         Future cash inflows                                                 $26,148           $75,525           $33,507
           Future production and development costs                            10,521            21,120            16,478
           Future income tax expenses                                          2,322            12,237             1,480
                                                                             -------           -------           -------
         Future net cash flows                                                13,305            42,168            15,549
           Less 10% annual discount for estimated
            timing of cash flows                                               8,254            26,386            10,511
                                                                             -------           -------           -------
         Standardized measure of discounted future
          net cash flows                                                     $ 5,051           $15,782           $ 5,038
                                                                             =======           =======           =======

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                    PAGE XXXVI

                            DAUGHERTY RESOURCES INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2001, 2000 AND 1999


21.      SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

         OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

                                                                                 2001             2000              1999
                                                                               -------          -------           -------
                                                                                            (in thousands)

         Balance, beginning of year                                            $15,782          $ 5,038           $ 4,500

         Increase (decrease) in discounted future net cash flows:
           Sales and transfers of oil and gas net of related costs                (392)           (723)              (345)
           Net changes in prices and production costs                           (7,103)           6,959               359
           Revisions of previous quantity estimates                             (2,281)          (2,390)             (780)
           Extensions, discoveries and improved recovery
            less related costs                                                     568              686               215
           Purchases of reserves in place                                            -            1,137               517
           Accretion of discount                                                 1,578              504               450
           Net change in future income taxes                                    (3,781)           4,338                67
           Other                                                                   680              233                55
                                                                               -------          -------           -------

         Balance, end of year                                                  $ 5,051          $15,782           $ 5,038
                                                                               =======          =======           =======