Form 10KSB
period 2002-12-31
DAUGHERTY RESOURCES INC
filed 2003-03-31
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)

                 FOR THE FINANCIAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| |  TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM _______ TO ________

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

      Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Daugherty Resources' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

      The issuer revenues for the year ended December 31, 2002 were $8,404,643.

      The aggregate market value of the voting stock held by non-affiliates (all officers, directors and 5% or more shareholders are presumed to be affiliate) computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of March 26, 2003, was $7,136,459, calculated at the closing price of $1.31 per share of the common stock on that date.

      The number of shares outstanding of the Issuer's classes of common equity, as of March 26, 2003 was 6,001,819.

      Documents incorporated by reference: None.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                PAGE #
ITEM 1.   DESCRIPTION OF BUSINESS...........................................................................        3

ITEM 2.   DESCRIPTION OF PROPERTIES.........................................................................        9

ITEM 3.   LEGAL PROCEEDINGS.................................................................................       16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................       16

ITEM 5.   MARKET FOR DAUGHERTY RESOURCES' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................       17

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.....       20

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................       25

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............       25

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF DAUGHERTY RESOURCES...........................................       26

ITEM 10.  EXECUTIVE COMPENSATION............................................................................       27

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS....       29

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................       30

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................       31

ITEM 14.  CONTROLS AND PROCEDURES...........................................................................       34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT. Daugherty Resources, Inc. ("Daugherty Resources"), a Canadian corporation, is a diversified natural resources company with assets in oil and gas, and gold and silver prospects. Daugherty Resources officially changed its name in 1998 from Alaska Apollo Resources, Inc. to Daugherty Resources, Inc. Originally formed in 1979 to develop gold properties in Alaska, Daugherty Resources, through its 1993 acquisition of Daugherty Petroleum, Inc. ("Daugherty Petroleum"), has acquired substantial oil and gas interests in the Appalachian and Illinois Basins.

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

      Sentra Corporation ("Sentra"), a 100% owned subsidiary of Daugherty Petroleum, is a Kentucky public utility. Sentra owns and operates two natural gas distribution systems in south central Kentucky. The two systems are located in the cities of Fountain Run and Gamaliel pursuant to natural gas franchises granted by those cities and certificates of convenience and necessity issued by the Kentucky Public Service Commission. Sales of gas at retail rates commenced in November 1999 to a limited number of customers. A Kentucky public utility is subject to regulation by the Kentucky Public Service Commission in virtually all of its activities, including pricing and supply of services, addition of and abandonment of service to customers, design and construction of facilities, and safety issues. It is the intent of management to continue to develop and expand the physical assets and operations of Sentra but at this time the operations of Sentra are not material in the context of the total operations of the Company.

      Galax Energy Concepts, LLC ("Galax Energy") is a North Carolina limited liability company acquired by Daugherty Petroleum and an unrelated third party in 1997. On November 1, 2000, Daugherty Petroleum sold its 50% interest to the owner of the other 50% interest with the sale being effective January 1, 2000. Galax Energy generates steam at its Galax, Virginia plant by burning wood waste as fuel and sells the steam to National Textiles on a long-term contract. The plant is financed with industrial revenue bonds issued through the Industrial Development Authority of the City of Galax, Virginia.

      Recent Developments During 2002

      During the fiscal year ended December 31, 2002, Daugherty Petroleum drilled a total of 27 successful natural gas wells (7.5304 net wells). Seventeen
(17) of the wells were drilled in the first quarter, relating to two (2) private placement drilling programs and two (2) joint venture partnerships which were finalized in December 2001. Additionally, ten (10) wells were drilled in the third and fourth quarters relating to two (2) drilling programs totaling $8.775 million, which were finalized in the fourth quarter 2002. The 2002 year-end programs were the Company's largest drilling programs to date, funding a total of 39 wells, 29 of which were drilled in the first quarter of 2003.

      In December 2002, Daugherty Petroleum acquired the oil and gas drilling rights to an area covering approximately 100,000 acres, pursuant to an agreement with Equitable Production Company, Charleston, West Virginia, and KRCC Oil and Gas, LLC, Lexington, Kentucky. The acreage, which extends 41 miles through the Company's core area of interest in the Appalachian Basin, increases Daugherty's acreage position substantially. The final acreage total will not be known until title is cleared on all the tracts involved. There is approximately 50,000 acres on which title is known. This 50,000 acres increases Daugherty's acreage position to approximately

80,213 gross undeveloped acres. The Company expects to commence development of the acreage in the summer of 2003 in order to meet a 25 well drilling commitment by December 31, 2003.

      In August 2002, Daugherty Petroleum contracted with three (3) licensed securities representatives to exclusively market the drilling programs of Daugherty Petroleum to broker-dealers and to assist in the development of various promotional activities within the broker-dealer community. The relationship resulted in the execution of 13 selected dealer agreements with national and regional brokerage firms that substantially contributed to the 60% increase in capital raised over the 2001 drilling programs. As a result of the 2002 marketing activities, in January 2003 Daugherty Petroleum elected to extend the relationship with the three (3) representatives and anticipates continued benefit and increased drilling program participation throughout 2003.

      In the fourth quarter of 2002, Daugherty Resources raised $420,000 from a private placement debt offering. The debenture, which pays interest at 10% annually, is convertible to the Company's Common Stock at a rate of $1.50 per share. An additional $600,500 was raised in January 2003 relating to the offering.

      During 2002, Daugherty Petroleum extended its gas gathering system in its gas fields by an additional 55,264 feet of pipeline. These additions increase the Company's current gathering system to over 71 miles throughout Daugherty's acreage.

(b) BUSINESS OF ISSUER. During the year ended December 31, 2002, Daugherty Resources engaged in primarily one industry, namely the acquisition, exploration, development, production and sale of natural gas and oil and related business activity. Daugherty Resources, through its wholly-owned subsidiary Daugherty Petroleum, pursues its exploration and development activities through the identification and drilling of new productive wells and the acquisition of existing producing wells.

      Through Sentra, the wholly-owned subsidiary of Daugherty Petroleum, retail sales of natural gas to two communities in south central Kentucky have increased during 2002 and it is the intent to continue to expand Sentra's retail sales and distribution system during 2003. During February and March of 2001, Sentra entered into contracts with Clay Gas Utility District located in Celina and Clay County, Tennessee to manage, operate and perform certain administrative function relating to its gas distribution system. The contracts have subsequently been extended and are scheduled to expire July 31, 2003.

      It is the objective of Daugherty Resources to continue its efforts to monetize its gold and silver properties by 1) seeking a joint venture partner to provide funds for additional exploration of its prospects, and 2) considering a divestiture of its gold and silver properties. Daugherty Resources continues to solicit interest from those in the gold and silver industry with the current intent of not developing the properties itself.

      Principal Products or Services and Their Markets. The principal products produced by Daugherty Resources are natural gas and oil. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies, which have facilities near our producing properties.

      Drilling operations. Daugherty Petroleum has primarily concentrated its drilling operations in the southern portion of the Appalachian Basin. From 2000 through 2002, Daugherty Petroleum drilled 73 natural gas wells (20.3649 net wells). Daugherty Petroleum believes that it will be able to drill a substantial number of new wells on its current undeveloped leased properties. As of December 31, 2002, Daugherty Petroleum had 68,079 net undeveloped acres.

      As is common in the oil and gas industry, Daugherty Petroleum utilizes Turnkey Drilling and Completion Contracts and Operating Agreements ("Turnkey Contract") for all drilling activity with unrelated third parties or with partnerships and joint ventures in which Daugherty Petroleum is the managing general partner, managing partner, or operator. The Turnkey Contract establishes the price to drill and complete a well and obligates Daugherty Petroleum for all costs exceeding the contract price.

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

      Reduce risks inherent in natural gas development and marketing. An integral part of Daugherty Resources' business has been and will continue to be to concentrate on development, (rather than exploratory) drilling to reduce risk levels associated with natural gas and oil production. Development drilling is less risky than exploratory drilling. Daugherty Resources' focus on shallow wells allows it to drill more wells, and also provides greater investment diversification than an equal investment in a smaller number of deeper, more expensive wells. Geographical diversification can help to offset possible weakness in the natural gas market or disappointing drilling results in one area.

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

      Dependence on One or a Few Major Customers. Daugherty Resources markets substantially all of the oil and gas production from properties operated by Daugherty Petroleum for both the account of Daugherty Resources and the other working interest owners in these properties. As of March 27, 2003, a total of approximately 50% of Daugherty Resources' natural gas production is sold on two contracts. One is to Stand Energy Corporation for a term of 18 months that terminates August 31, 2004 with a price of $5.8006 per MMBTU less certain transportation charges. The second contract with North American Energy is for one year and terminates October 31, 2003 with a price of $3.53 per MMBTU less certain transportation charges. Approximately 35% of Daugherty Resources' natural gas production is sold to Nami Resources, LLC on a month-to-month basis with the price determined by a percentage of the Columbia Gas Transmission Corporation - Appalachian index less certain transportation charges. The remaining portion of Daugherty Resources' production is sold Columbia Natural Resources on two (2) month-to-month contracts that contain pricing clauses tied to a Columbia Natural Resources' internal pricing formula. During 2002, Farm Bureau Oil Company, and South Kentucky Purchasing Company each purchased the oil sold by Daugherty Petroleum. Because alternative purchasers of oil and gas are readily available, Daugherty Resources believes that the loss of any of these purchasers would not have a material adverse effect on Daugherty Resources.

      Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts. Daugherty Resources does not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. We are not a party to any labor contracts. In the Fall of 2001, Daugherty Resources filed a trademark application for NGAS that was denied due to the similarity with a mark owned by a consulting oil and gas company. Daugherty Resources filed an appeal and this objection was withdrawn. However, clarifications regarding the function of the trademark with the requested classification were raised and are currently being addressed and it is believed that the trademark will be approved.

      Need for Any Governmental Approval of Principal Products or Services. Except that we must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, Daugherty Resources does not need to obtain governmental approval of its principal products or services.

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

      Prior to commencing drilling activities for a well, Daugherty Petroleum must procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies in the state in which the area to be drilled is located. Such permits and approvals include those for the drilling of wells, and such regulation includes maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Daugherty Petroleum's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or portion units and the density of the wells, which may be drilled, and the unitization or pooling units of natural gas properties.

      Regulation Of Sales And Transportation Of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The Natural Gas Well Head Decontrol Act (the "Decontrol Act") removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales" on or after that date. FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could re-enact price controls in the future.

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

      Daugherty Resources' expenses relating to preserving the environment during 2002 were not significant in relation to operating costs and Daugherty Resources expects no material change in 2003. Environmental regulations have had no material adverse effect on Daugherty Resources' operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have a material adverse effect on Daugherty Resources' business, financial condition or results of operations.

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

(d) EMPLOYEES. As of December 31, 2002, Daugherty Resources through its subsidiary, Daugherty Petroleum, had a total of twenty-three (23) employees, including four (4) in management, two (2) in accounting, five (5) in administration, eight (8) in oil and gas production and four (4) in natural gas distribution. Daugherty Resources' engineers and well tenders are generally responsible for the day-to-day operation of wells and pipeline systems. In addition, Daugherty Resources retains subcontractors to perform geological duties, drilling, fracturing, logging, and pipeline construction functions. Daugherty Resources' employees act as supervisors of the subcontractors. Daugherty Resources' employees are not covered by a collective bargaining agreement. Daugherty Resources considers relations with its employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

(a) OFFICE FACILITIES. The principal place of business for Daugherty Resources and Daugherty Petroleum is located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509. Daugherty Petroleum leases 2,921 square feet of office space at $4,260 per month for a total annual rental of $51,120 per year pursuant to a lease agreement, which will expire on May 31, 2003. In the first quarter of 2003, the Company entered into an addendum to its lease, which expanded the office space to 4,898 square feet at $6,531 per month and extended the term of the lease to February 17, 2008.

(b) OIL AND GAS PROPERTIES. Through Daugherty Petroleum, Daugherty Resources owns interests in oil and gas properties located in Kentucky, Tennessee and Louisiana. For information concerning oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see tables set forth below and "Notes to Financial Statements" included in this report. Daugherty Resources did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission for the years ended December 31, 2000, 2001, and 2002.

      Production. The following table shows Daugherty Resources' net production in Bbls of crude oil and in Mcf of natural gas and the costs and weighted average selling prices thereof, for the last three years. The average production cost (lifting cost) per equivalent Mcfe was lower in 2002 because of operating efficiencies.

                                                                 Year Ended December 31,
                                                             2002           2001       2000
                                                             ----           ----       ----
Production (1):
     Oil (MBbls)                                             12.112        15.879      11.621
     Natural Gas (MMcf)                                     248.945       219.429     216.503
     Equivalent MMcfe (2)                                   321.617       314.703     286.229
Average sales Price:
     Oil (per Bbl)                                         $ 24.128      $ 19.517    $ 23.720
     Average Natural Gas Price (per Mcf)                   $  3.663      $  3.705    $  2.579
Average production cost (lifting cost) per equivalent
Mcfe (3)                                                   $  0.580      $  0.650    $  0.770

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

      Productive Wells and Acreage. The table below shows the number of Daugherty Resources' productive gross and net wells at December 31, 2002.

                                                             WELLS
                                                             -----
                                        GAS                                    OIL
                                        ---                                    ---
                            Gross                   Net             Gross                    Net
                            -----                   ---             -----                    ---
Kentucky                      196                 74.0924              42                 32.8276
Louisiana                       0                  0.0000               3                   .3750
Tennessee                       0                  0.0000               0                  0.0000
                              ---                 -------              --                 -------
Total                         196                 74.0924              45                 33.2026

      Natural Gas Leases Undeveloped Acreage. The following table sets forth, as of December 31, 2002, the acres of developed and undeveloped natural gas and oil properties in which Daugherty Resources had an interest, listed alphabetically by state.

                               DEVELOPED ACREAGE                       UNDEVELOPED ACREAGE
                               -----------------                       -------------------
                           Gross               Net               Gross                      Net
                           -----               ---               -----                      ---
Kentucky                   28,948             10,132             67,473                   57,352
Louisiana                     180                 23                440                      272
Tennessee                       0                  0             12,300                   10,455
                           ------             ------             ------                   ------
Total                      29,128             10,155             80,213                   68,079

      The following table summarizes Daugherty Resources' development drilling activity for the years ended December 31, 2000, 2001, and 2002. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable to those wells.

                       Total                         Productive                           Dry
                       -----                         ----------                           ---
               Drilled          Net           Drilled              Net          Drilled             Net
               -------          ---           -------              ---          -------             ---
2000              24          7.1345             24              7.1345             0                0
2001              22          5.7000             22              5.7000             0                0
2002              27          7.5304             27              7.5304             0                0
                  --         -------             --             -------             -                -
Total             73         20.3649             73             20.3649             0                0

      Kay Jay Field, Knox & Bell Counties, Kentucky. The Kay Jay Field consists of approximately 14,000 acres acquired as a farmout with Equitable Resources in 1996 and approximately 5,000 additional acres acquired through subsequent individual leases. Several wells surround the acreage. The Kay Jay Field produces natural gas from the Maxon Sand, Big Lime, Borden, Devonian Shale and Clinton Formations. Oil is produced from the Maxon Sand. As of December 31, 2002, Daugherty Petroleum had drilled 72 wells on this acreage, 61 of which were producing. The remaining 11 are scheduled for completion in the near future or have been completed and are waiting on a gathering line. All wells drilled on the acreage have encountered natural gas. Daugherty Petroleum has extended its gathering system on the acreage by installing 38,364 feet of pipeline in 2002. Daugherty Petroleum's gathering system is connected to the Columbia Natural Resources (CNR) pipeline system. Under the Kay Jay Farmout Agreement, Daugherty Petroleum has a four (4) well drilling commitment per year.

      Fonde Field, Bell County, Kentucky and Claiborne County, Tennessee. The Fonde Field consists of approximately 3,900 acres acquired from Equitable Resources, approximately 1,000 acres of additional offsetting leases and 12,300 acres in Tennessee. The 12,300 acre tract is a lease that is for a term of 10 years and was signed on June 1, 2000. The field produces natural gas from the Big Lime and Devonian Shale formations. Just southwest of the Fonde Field is the Days Chapel Field, which was for a number of years the most prolific oil field in the State of Tennessee. The Fonde Field also is adjacent to the Hatfield Gap gas field operated by CNR. As of December 31, 2002 Daugherty Petroleum had drilled 21 successful wells on this acreage, with 16 producing and the remaining 5 scheduled for completion. Daugherty Petroleum extended its gathering system on the acreage by installing 11,250 feet of pipeline in 2002. Under the farm out agreement with Equitable, Daugherty Petroleum has a four (4) well drilling commitment per year.

      Letcher County Farmout, Letcher County, Kentucky. The Letcher County Farmout consists of approximately 7,500 acres. The Farmout was obtained on November 27, 2001 from Equitable Production Company and KRCC Oil and Gas, LLC. This acreage is adjacent to the Roxana Oil Field.

      Net Proved Natural Gas and Oil Reserves. All of Daugherty Resources' oil and natural gas reserves are located in the United States. Daugherty Resources' approximate net proved reserves were estimated by Wright & Company, Inc., independent petroleum engineers, ("Wright & Company"), to be as follows:

                                               Year Ended December 31,
                                               -----------------------
                                     2002               2001              2000
                                     ----               ----              ----
Mcf of Natural Gas:               20,820,299        10,086,413        13,972,304
Bbls of Oil:                         116,098           132,768            93,663

      These reserves were prepared in compliance with the rules of the Securities and Exchange Commission (the "SEC") based on year-end prices. An analysis of the change in estimated quantities of natural gas and oil reserves from January 1, 2002 to December 31, 2002, is contained within Note 20 of the Notes to the Consolidated Financial Statements.

      Net Developed Natural Gas and Oil Reserves. Daugherty Resources' approximate net developed reserves were estimated by Wright & Company to be as follows:

                                              Year Ended December 31,
                                              -----------------------
                                      2002              2001              2000
                                      ----              ----              ----
Mcf of Natural Gas                 7,151,933         5,881,153         4,424,552
Bbls of Oil:                         106,106           123,196            83,774

      Additional Reserves. During the first quarter of 2003, Daugherty Petroleum participated in the drilling of 29 gross wells (7.3747 net wells), which will result in an increase in estimated reserves as reported for the period ending December 31, 2002. These wells were drilled in conjunction with two (2) drilling programs totaling $8.775 million, which were closed in the fourth quarter 2002.

      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED NATURAL GAS AND OIL RESERVES. The standardized measure of discounted (10%) future net cash flows attributable to Daugherty Resources' proved oil and gas reserves was estimated by Wright & Company in 2002, 2001, and 2000 to be as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                               2002              2001            2000
                                               ----              ----            ----
Discounted (10%) Future Net Cash Flows      $20,952,046      $5,051,486      $15,782,174

      These amounts are based on year-end prices at the respective dates. The gas price used by Wright & Company in the reserve estimations at December 31, 2002, 2001, and 2000 were $4.83/MCF, $2.38/MCF, and $5.126/MCF, respectively.
The values expressed are estimates only, and may not reflect realizable values or fair market values of the natural gas and oil ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from sale of natural gas and oil currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent natural gas and oil reserves.

      The data contained in Note 20 of the Notes to Daugherty Resources' Consolidated Financial Statements should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves, as the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision, and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs many differ from those utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods and the limitations inherent therein.

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

(c) GOLD AND SILVER PROPERTIES

      The Apollo-Sitka claims and mill site and the Shumagin claims, referred to as the Unga Island Project, is located 579 miles southwest of Anchorage, Alaska, on Unga Island, one of the Shumagin Islands on the easterly island group in the Aleutian Chain. The head of Baralof Bay, the present landing point for the Project, is approximately 10.5 miles by boat from the City of Sand Point harbor and 6 miles by air from the Sand Point airport. The mining properties cover over 381 acres, and are situated on 15 federal patented lode claims and one federal patented mill site claim (the "Apollo-Sitka Claims," which consist of approximately 280 acres) and six State of Alaska mining claims (the "Shumagin Claims," which consist of approximately 101 acres). A three-mile road connects the two claim groups.

      The Apollo-Sitka Claims and Mill site. Development of the Apollo-Sitka Claims started in 1887 with the discovery of gold by G.C. King. The Claims were in production from 1891 through 1904, principally by Apollo Consolidated Mining Company. During this period, 500,000 tons of ore were extracted. Approximately 17,000 feet of underground working were driven during the mining of and search for oxide gold ore. A 60 stamp mill, located on the property, recovered approximately 75 to 80 percent of the gold contained in the oxide ore. Mining operations were shut down in 1904 after the free-milling oxide reserve was depleted and exploratory work discovered only precious metal-bearing copper-lead-zinc sulfide ores, which were uneconomical to process with mill technology available at the time. Daugherty Resources, Inc., through its predecessor companies and subsidiaries, obtained a lease on the project in October 1979 and has conducted multiple exploration programs on the property, both individually and with joint venture partners. These programs have cumulatively drilled in excess of 100 holes, dewatered and explored parts of the historic workings as well as completed geologic, geophysical and geochemical surveys. A camp and access roads were also constructed during this period.

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

      The Shumagin Claims. The Shumagin Claims are located approximately 2.5 miles north of the Apollo-Sitka Claims and consist of six State of Alaska mining claims. They are connected to the Apollo-Sitka Claims by a three-mile road. Gold and silver mineralization was encountered on the Shumagin Claims in 1983, when Daugherty Resources diamond drilled 3,190 feet. From its discovery in 1983 to December 31, 1995, management estimates that Daugherty Resources has spent approximately $5.5 million on exploration of the Shumagin Claims.

      There are no defined reserves at the Shumagin and no assurance that a commercially viable ore deposit exists until further drilling or other underground testing is done and a comprehensive feasibility study based upon such work is concluded.

      Daugherty Resources, Inc., through its predecessor companies and subsidiaries, acquired its interest in the two mining properties pursuant to a Lease/Purchase Option Agreement with Azel L. Crandall in 1979. This Agreement was converted to a Sales Contract in 1986, whereby Daugherty Resources agreed to purchase the mining properties from Mr. Crandall for $854,818, with $50,000 to be paid in 1987, and $24,000 to be paid in years 1988, 1989, and 1990. On May 1, 1990, Alaska Apollo further agreed to pay Mr. Crandall $2,000 per month until the aggregate amounts received by Mr. Crandall, including any royalty payments, equal the amount of the purchase price. No interest is due under the Agreement. The amount owed Mr. Crandall under this Agreement on December 31, 2002, was $438,818. Alaska Apollo also agreed to pay Mr. Crandall a four percent net smelter revenue royalty, which would be credited against any balance remaining under the Purchase Contract.

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

      Daugherty Resources has conducted no additional exploration work on the properties since 1996 because of the low price of gold. Since 1979, Daugherty Resources has spent in excess of $11,200,000 on land acquisition, exploration, engineering and conceptual studies, and buildings, equipment and machinery. In March 2000, Daugherty Resources retained SRK Consulting an independent engineering firm, to review past reserve calculations and bring these calculations into compliance with currently approved practices and Balfour Holdings, Inc. to conduct an appraisal of the gold and silver properties. SRK Consulting in its April 4, 2000 report entitled "Unga Island Project Resource and Reserve Review" concluded that Daugherty Resources' gold and silver properties cannot be classified as a Reserve, either Proven or Probable and should be reclassified as "Mineral Inventory (which according to SEC requirements should be Mineralized Material). In its April 2, 2000 report "Valuation of the Unga Island Gold-Silver Project, Alaska", Balfour Holdings determined that the gold and silver properties have a "Fair Market Value of $4,450,000". The difference in total past expenditures and current Fair Market Value is attributed to Daugherty Resources' reclassification of the gold and silver properties to a Mineralized Material, the continued low price of gold and the resulting changing market conditions. As a result of the work of SRK Consulting, Inc. and Balfour Holdings, Inc., Daugherty Resources had recorded impairment to the value of the gold and silver properties reducing its value to $4,450,000. The SEC staff has historically considered appraisals not supported by a full economic feasibility report to be an opinion and prohibited its disclosure. Daugherty Resources has presented the "Fair Market Value" stated in the Balfour report for the sole purpose of illustrating the adjustments made in previous filings and not as an acceptable appraised value of the property. During the past several years, the U.S. Securities and Exchange Commission ("SEC"), along with other regulators and professional mining organizations, developed more stringent guidelines for defining and disclosing reserves to investors. Since the properties are not in the exploration and production stage as defined by Industry Guide 7 and the fact that little or no exploration costs have been incurred in recent periods the Company discussed these costs with the SEC and the Company determined that the remaining $4,450,000 exploration and acquisition costs be expensed as incurred under U.S. GAAP. Accordingly, management has, as a prior year adjustment, expensed the remaining $4,450,000 of exploration costs, acquisition costs and equipment costs by 100% resulting in a total impairment of the property to a value of $0 for accounting purposes under U.S. GAAP and Canadian GAAP and revised financial statements were filed with an amended 10-KSB/A for the year ending December 31, 2000, on March 18, 2002. (See Note 18 of the Consolidated Financial Statements.)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR DAUGHERTY RESOURCES' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION. Daugherty Resources' Common Stock trades on the Nasdaq Small Cap Market in the United States under the symbol "NGAS". There is no trading of the Common Stock in Canada. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of March 26, 2003, Daugherty Resources was authorized to issue 100,000,000 shares of the Common Stock, of which there were issued and outstanding 6,001,819 shares. No dividends were declared or paid during 2002 or 2001.

QUARTER ENDED        12/31/02   09/30/02   06/30/02   03/31/02   12/31/01   09/30/01   06/30/01   03/31/01
-------------        --------   --------   --------   --------   --------   --------   --------   --------
High                   $1.09      $1.47      $0.91      $1.17      $1.15      $1.80      $2.30     $2.313
Low                    $0.63      $0.75      $0.55      $0.65      $0.82      $0.99     $1.375     $1.625

      As of March 26, 2003, the high and low bids with respect to the price of the Common Stock for the period subsequent to December 31, 2002 were $2.05 and $0.99, respectively. The Nasdaq Small Cap Market quotations represent interdealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. As of December 31, 2002, there were 3,093 holders of record of the Common Stock, of whom 3,015 were United States shareholders holding a total of 5,127,801 shares representing approximately 94 percent of the issued and outstanding shares of the Common Stock.

(c) DIVIDENDS. Daugherty Resources has not paid dividends on its stock and does not expect to pay dividends in the foreseeable future.

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

      Effective December 31, 2000, DPI purchased partnership assets from Kentucky Gas Partners ("KGP") consisting of working interests in 14 gross natural gas wells (3.4539 net wells) located in Knox and Bell Counties, Kentucky and rights to receive funds related to the well interests and satisfied its obligation to drill additional wells on behalf of KGP. The purchased assets were valued at $920,400 based on the net discounted cash flows of the oil and gas reserves. The cash flows were discounted at a rate of 10% before taxes. In consideration, the company issued 336,192 shares of preferred stock that is convertible to common stock on a share-for-share basis. Also, 390,320 warrants were granted for shares of the company that are exercisable at a range of $1.75 to $4.50 per share. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

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

2002

      In the fourth quarter of 2002, the Company issued a total of 30,000 shares of restricted common stock to three (3) individuals pursuant to a contractual obligation for marketing services. The shares were valued at $0.68 per share in accordance with the terms and conditions of the contracts executed with the individual vendors.

      On July 12, 2002 Daugherty Resources, Inc. issued a total of 125,000 shares of restricted common stock to an individual to fulfill a subscription agreement at a price of $0.82 per share. Pursuant to the terms and conditions of the subscription agreement, the shares were included in the Company's Form S-3 Registration Statement that became effective in December 2002.

      During 2002, Daugherty Resources, Inc. issued a total of 4,773 shares of restricted common stock pursuant to the conversion of an equal number of underlying non-cumulative convertible preferred shares, issued in conjunction with the 2000 contractual obligation of the Company to KGP for the purchase of oil and gas properties and the 2001 contractual obligation of the Company to Sentra Utility Development Group, L.P., to obtain oil and gas reserves and rights to prepaid drilling funds.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

      The following is a discussion of Daugherty Resources' financial condition and results of operations. This discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrant during the periods presented. It should be read in conjunction with the accompanying Consolidated Financial Statements and related notes described in Item 1 of this report. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of Daugherty Resources to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of Daugherty Resources will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of General Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 34).

      Daugherty Resources, Inc. ("Daugherty Resources"), formerly Alaska Apollo Resources Inc., is a diversified natural resources company with assets in oil and gas, and gold and silver prospects. Originally formed in 1979 to develop gold properties, Daugherty Resources in the fourth quarter of 1993, acquired its wholly-owned subsidiary, Daugherty Petroleum, Inc. ("Daugherty Petroleum"). The purchase of Daugherty Petroleum has given Daugherty Resources a diversified revenue and asset base that is primarily located in Appalachia.

RESULTS OF OPERATIONS
Fiscal 2002-2001

      For the year ending December 31, 2002, Daugherty Resources' gross revenues increased $915,928 to $8,404,643, from $7,488,715 for the same period in 2001.
In 2002, Daugherty Resources' gross revenues were derived from contract drilling revenues of $6,269,598 (74.6%), oil and gas production revenues of $1,204,111 (14.3%), and gas transmission and compression revenues of $930,934 (11.1%). The 12% increase in total revenues contributed to Daugherty Resources' net income of $634,950 during 2002, compared to a net loss of $327,258 for 2001.

      The increase in gross revenues of $915,928 was primarily attributable to an increase in contract drilling throughout 2002, resulting from interest of investors and joint venture partners in drilling programs sponsored by Daugherty Petroleum. The increased interest was due to a variety of factors including, but not limited to, higher energy prices, underperformance of other investment vehicles in the United States and abroad, significant tax benefits currently available to investors, and public awareness of natural gas drilling programs and possible natural gas shortages. For the year ended December 31, 2002, the Company drilled 27 natural gas wells, all of which were successful, compared to 22 natural gas wells in 2001. Ten (10) of the wells drilled during the year related to two (2) year-end drilling programs that raised $8.775 million and resulted in an additional 29 wells being drilled in the first quarter of 2003. The capital raised by the year-end programs reflected a 60% increase in participation compared to the Company's 2001 drilling programs.

      In addition to an increase in contract drilling revenues, revenues from oil and gas production increased $81,225, to $1,204,111 for the year ended December 31, 2002, and gas transmission and compression revenues rose to $930,934, a $133,942 increase over 2001.

      During 2002, direct expenses decreased $187,397 to $4,084,100 compared to $4,271,497 in 2001. Despite the significant increase in contract drilling revenue during the year, the Company's contract drilling expenses decreased $96,157, to $2,916,348, during 2002. This decrease was primarily due economies of scale realized through increased drilling operations, control of field overhead expenses, and the drilling of several wells at more shallow depths than in 2001, thus decreasing variable drilling costs paid to independent drilling companies. Oil and gas production and lease operating expenses increased by $78,606 to $673,227 for the year ended December 31, 2002, compared to $594,621 in 2001. Gas transmission and compression expenses decreased by $169,846 during 2002, mainly due to a decrease in gas purchases from unrelated entities by Sentra, Daugherty Petroleum's wholly-owned subsidiary.

      The Company's selling, general and administrative expenses increased approximately 8% to $2,898,632 for the year ended December 31, 2002, compared to $2,678,146 in 2001, primarily the result of enhanced selling and promotional efforts associated with the Company's drilling programs during 2002. Depreciation, depletion and amortization decreased $23,490 to $652,069 during 2002. Increased depletion of oil and gas properties offset the impact of non-amortization provisions in new goodwill accounting pronouncements adopted during 2002. Interest expense remained relatively constant year-to-year as the increase in average outstanding debt throughout 2002 was offset by lower interest on variable rate instruments.

      Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had revenues for the year ended December 31, 2002 of $190,214 compared with $144,907 during 2001. During 2002, Sentra installed an additional 10,850 feet of transmission line and 7,161 feet of distribution line for a cumulative total of 135,369 and 27,102 feet, respectively, at December 31, 2002. As of December 31, 2002, Sentra had 189 customers, 62 of which were commercial and agri-business accounts. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment of the economy in Sentra's service areas.

      During 2002, Sentra continued its agreement with Clay Gas Utility District of Celina, Tennessee, to manage its business, which currently consists of 163 customers, including 30 industrial, commercial and agri-business connections. Sentra also reads Clay Gas' meters, issues its bills and collects its receivables. Daugherty Petroleum continues to supply natural gas to Sentra and Clay Gas Utility District. Daugherty purchases the natural gas it sells to the utilities from a gas marketing company that delivers the gas to the utilities sales meter on the Texas Eastern Transmission line in Monroe County, Kentucky. The two contracts have subsequently been extended and are scheduled to expire July 31, 2003.

      On June 28, 2002, at the Annual General Meeting the following was approved:

      - The number of the directors to serve for the coming year were fixed at three.

      - William S. Daugherty, Charles L. Cotterell and James K. Klyman were elected as Directors.

      - The appointment of Kraft, Berger, Grill, Schwartz, Cohen & March LLP as auditor for Daugherty Resources was ratified.

Fiscal 2001-2000

      For the year ending December 31, 2001, Daugherty Resources' gross revenues increased $1,339,408 to $7,488,715, from $6,149,307 for the same period in 2000.
In 2001, Daugherty Resources' gross revenues were derived from contract drilling revenues of $5,568,837 (74.4%), natural gas and oil operations and production revenues of $1,122,886 (15.0%), and gas transmission and compression revenues of $796,992 (10.6%). Daugherty Resources' net loss was $327,258 during 2001, compared to a net loss of $251,572 for 2000.

      The increase in gross revenues of $1,339,408 was primarily attributable to an increase in contract drilling and gas transmission and compression revenues. The $494,293 increase in contract drilling revenue was a product of the Company's drilling efforts during 2001. Through its subsidiary, Daugherty Petroleum, the Company drilled 22 natural gas wells, all of which were successful. The increase in revenues was primarily attributable to more expensive wells being drilled, which in turn was primarily attributable to higher energy prices, creating more interest of investors and joint venture partners in drilling programs. Gas transmission and compression revenues rose to $796,992, a $556,212 increase over 2001. This substantial increase was mainly due to the 2001 agreements with Sentra and Clay Gas Utility District to sell natural gas to the utilities.

      In addition, revenues from oil and gas production increased $288,903, to $1,122,886 for the year ended December 31, 2001. This increase was driven by an increase in oil and gas production due to more wells being drilled and placed into production during 2001, and a related increase in well operation revenues.

      During 2001, direct expenses increased $551,552 to $4,271,497 compared to $3,719,945 in 2000. These direct costs included drilling and related costs for 22 natural gas wells drilled in 2001 compared to 24 wells drilled during 2000. Contract drilling expenses increased by $45,117, to $3,012,505 for the year ending December 31, 2001. Oil and gas production and lease operating expenses decreased by $5,330 to $594,621, compared to $599,951 during the year ending December 31, 2000. The overall increase in direct costs was driven by the $511,552 increase in gas transmission and compression expenses, which totaled $664,371 for the year ending December 31, 2001. This increase was primarily due to gas purchases relating to the 2001 gas supply agreements with Sentra and Clay Gas Utility District.

      Other expenses increased by $881,384 during 2001, as compared to 2000. The Company's selling, general and administrative expenses increased approximately $752,802 to $2,678,146 for the year ended December 31, 2001, compared to $1,925,344 in 2001, primarily the result of increased sales and promotional costs in an effort to expand operations.

LIQUIDITY

      Daugherty Resources funds its operations through a combination of cash flow from operations, capital raised through Daugherty Petroleum drilling partnerships, bank loans, private placement of notes and the sale of stock. Operational cash flow is generated by sales of natural gas and oil from interests Daugherty Petroleum owns in wells, well operations of partnership wells, well drilling and completions for partnerships sponsored by Daugherty Petroleum, and gas distributed by Sentra Corporation, a wholly-owned subsidiary of Daugherty Petroleum.

      In order to provide more liquidity and working capital, Daugherty Resources, through its wholly-owned subsidiary, has continued to seek oil and gas acquisitions and drill wells in its area of interest. During 2002, management continued to invest in areas that are crucial to developing an infrastructure suitable for the future growth of the Company, positioning the Company to take advantage of growth by acquisition and drilling. Historically, acquisitions have been completed using Daugherty Resources' stock, in whole or part, to pay for the acquisitions. Generally, acquisitions include interests in wells and the right to operate the wells.

      Daugherty Petroleum has primarily concentrated in drilling wells on prospects it generates in the Appalachian Basin. Historically, a major portion of Daugherty Resources' revenue has been from Daugherty Petroleum's activities as "turnkey driller" and operator of drilling programs and joint ventures in the Appalachian Basin. Daugherty Resources generally participates in less than a majority interest in those wells drilled by programs or joint ventures sponsored by Daugherty Petroleum.

      During the fourth quarter of 2002, Daugherty Petroleum finalized two (2) drilling programs totaling $8.775 million that allowed Daugherty Petroleum to drill a total 39 natural gas wells during the last quarter of 2002 and the first quarter of 2003, with 29 of those wells being drilled in the first quarter of 2003. Daugherty Petroleum participated for a 25.75% interest in the partnership drilling.

      Daugherty Resources' working capital balance is not a good indicator of liquidity because it fluctuates as a result of the timing and the amount of drilling the Company is able to finance. Working capital as of December 31, 2002 was a negative $1,513,571. This compares to a negative $2,003,165 as of December 31, 2001 and a negative $2,657,222 as of December 31, 2000. Historically oil and gas activities have been funded from cash flow, bank borrowing, equity capital and the sale of well interests in joint venture partnerships.

      At December 31, 2002, as compared to December 31, 2001, current assets increased by $4,983,697 to $7,884,167, primarily due to a $4,786,887 increase in cash and cash equivalents. This substantial increase resulted from capital raised in conjunction with the Company's two (2) year end drilling programs that closed on December 31, 2002. The programs funded drilling operations for 39 natural gas wells, 29 of which were drilled, and therefore financed, in the first quarter of 2003. Additionally, accounts receivable balances decreased $95,324 to $328,035, prepaid expenses and other current assets increased $258,648 from $202,015 to $460,663 and the current portion of related party loans increased $33,486, to $64,162.

      At December 31, 2002 and compared to December 31, 2001 current liabilities increased by $4,494,103, from $4,903,635 to $9,397,738. This increase was primarily driven by the $3,909,500 increase in customers' drilling deposits that resulted from the December 31, 2002 closing of Daugherty Petroleum's year-end drilling programs. Accounts payable and accrued liabilities increased by $218,988 and $418,959, respectively, due to increased drilling operations and costs relating to the completion of wells drilled prior to December 31, 2002. Additionally, short-term loans decreased $11,905 from $146,067 to $134,162, and the current portion of long-term debt decreased to $192,341 based on scheduled maturities of existing debt instruments.

      Management does not believe that its working capital deficit will have a material or substantial negative impact on Daugherty Resources' financial position, results of operations or liquidity in future periods due to the following:

      - The drilling activity in the last quarter 2002 and first quarter 2003 will result in substantially more oil and gas production to our Company. In the last quarter 2002 and the first quarter of 2003, Daugherty Petroleum drilled a total of 39 successful wells. Furthermore, throughout the course of 2002 and into 2003, gas prices have rebounded to reflect market demand and these increased prices will positively affect oil and gas revenue for the foreseeable future.

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

      A significant amount of revenue is received from related party transactions whereby Daugherty Petroleum sponsors and conducts development drilling programs for its own account and for others. Generally, most of the revenue from contract drilling activity is received from drilling partnerships formed and managed by Daugherty Petroleum as managing general partner. Typically, the investor partners own a 75% interest in the partnerships and Daugherty Petroleum retains a 25% interest for its equity contribution to each drilling program, increasing to 40% upon return of partners' investment. For 2002, Daugherty Petroleum sponsored two (2) drilling programs that raised a total of $8.775 million that allowed Daugherty Petroleum to drill a total of 39 wells by March 31, 2003. Based on the success of the year-end drilling programs, Daugherty Petroleum plans to drill 60 wells during 2003. The Company is currently sponsoring a 15 well drilling program and participating for a 25% interest in another joint venture 15 well drilling program. Additionally, Daugherty Petroleum anticipates sponsoring a year-end program and participating in a year-end joint venture drilling program totaling at least 30 combined wells. The Company may also enter into joint venture arrangements with industry partners or a small group of investor partners and retain up to a 50% working interest in any wells drilled. As a result, Daugherty Petroleum is subject to substantial cash commitments at the closing of the partnership or joint ventures.

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

      Although Daugherty Petroleum believes that all transactions involving or related to the drilling partnerships, including the costs, expenses and fees charged by Daugherty Petroleum, are comparable with the transactions of companies similarly situated and represent the conditions of competitive free market dealings, the transactions involve related parties and cannot be presumed to be carried out on an arm's length basis.

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

      Daugherty Resources believes its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, and has continued to refine its long-term strategy in 2002 to meet the financial obligations of Daugherty Resources. This strategy includes:

      - INCREASING PARTNERSHIP AND JOINT VENTURE DRILLING. Steadily rising natural gas prices, together with the public awareness of possible natural gas shortages, has sparked an increased interest in partnership drilling. Daugherty Petroleum plans to increase its sponsorship of drilling programs to increase drilling revenue, cash flow from sale of production and increase its natural gas and oil reserves. A decrease in the price of natural gas and/or a surplus of natural gas could result in a decrease in the interest and investment in drilling programs sponsored by Daugherty Petroleum with a resulting decrease in contract drilling revenue and cash flow from the sale of production. However, Daugherty Resources believes that investments in drilling programs are, in part, influenced by favorable tax treatment under the federal income tax laws and will continue to be a source of funds to Daugherty Resources.

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

COMMITMENTS AND SOURCE OF FUNDS

      Over the years, Daugherty Resources has held negotiations with several financial institutions with the intent of securing necessary financing. On July 19, 2001, Daugherty Petroleum secured a $10 million credit facility with KeyBank National Association. The amount available under this new credit facility is subject to a calculated borrowing base determined by the value of Daugherty Petroleum's proved developed oil and gas reserves. On December 31, 2002 the borrowing base was $2,350,000 and the balance on the loan was $2,247,984. The loan matures July 31, 2004 and is subject to customary covenants and restrictions. Payments are interest only and payable monthly until maturity.

      The Company also has long-term debt relating to a convertible debenture in the amount of $850,000. The instrument pays 10% interest only due semiannually and has a feature that allows the holders to convert to common stock at $2.71 per share. The debenture matures July 31, 2004 and is secured by a second lien on Daugherty Petroleum's gold reserves.

      In the fourth quarter of 2002, the Company raised $420,000 from a Private Placement of 10% convertible unsecured notes maturing May 1, 2007. The instrument pays 10% interest only due semiannually and has a feature that allows the holders to convert to common stock at $1.50 per share. In January 2003, Daugherty Resources raised an additional $600,500 relating to the Private Placement of 10% convertible unsecured notes due May 1, 2007, bringing the total raised from the debenture to $1,020,500. In January 2003, the Company's long-term debt increased by an additional $465,000 relating to a Private Placement of 4% convertible unsecured notes due November 1, 2007.

      As of December 31, 2002, $438,818 was owed to the Azel L. Crandell Estate. The note is payable $2,000 monthly, bears no interest and is secured by a first lien on the gold reserves.

      The remaining long-term debt of Daugherty Resources of $262,737 relates to amounts due on various vehicles, field equipment, and notes arising from prior years' acquisitions. See further details in Footnote 9 in the "Notes to Financial Statements" included in this report.

      Daugherty Resources intends to focus on raising capital through expanded use of private placement drilling programs and joint ventures to fund increased natural gas drilling in 2003. Typically, Daugherty Petroleum participates in the joint ventures and partnerships by retaining 25% to 50% of each well drilled. In order to participate at those levels in 60 wells planned in 2003 approximately $4.5 million of capital will be required. Assuming participation in 60 wells, Daugherty Petroleum will need to extend its gathering system by 100,000 feet, requiring an investment of $300,000.

      In order to continue the growth experienced in the past few years, Daugherty Resources plans to finance these activities with oil and gas sales, revenue from drilling contracts, equity capital, sales of natural gas to Sentra's customer base, by increasing the borrowing base at its credit facility with KeyBank, and through the private placement of additional convertible unsecured notes. Management believes that the above referenced sources of revenue, including additional financing of required, will be sufficient to meet the stated capital requirements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item 7 appears on pages I through XXXIII of this Report, and is incorporated herein by reference.

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

         NAME                         AGE                    POSITION                     DIRECTOR SINCE
         ----                         ---                    --------                     --------------
William S. Daugherty                  48       Chairman of the Board, President and       September 1993
                                               Chief Executive Officer
James K. Klyman                       48       Director                                      May 1992
Charles L. Cotterell                  78       Director                                     June 1994
D. Michael Wallen                     48       Vice President and Secretary                    N/A
Michael P. Windisch                   28       Chief Financial Officer                         N/A

      A description of the business experience during the past several years for each of the Directors and Executive Officers of Daugherty Resources and certain significant employees of Daugherty Resources is set forth below.

      WILLIAM S. DAUGHERTY, age 48, has served as Director, President and Chief Executive Officer of Daugherty Resources since September 1993. Mr. Daugherty has served as President of Daugherty Petroleum since 1984. In 1995, Mr. Daugherty was elected as Chairman of the Board of Daugherty Resources. Mr. Daugherty is past president of the Kentucky Oil and Gas Association, the Kentucky Independent Petroleum Producers Association, and also serves as the Governor's Official Representative to the Interstate Oil and Gas Compact Commission and as a member of the Kentucky Energy Council. Mr. Daugherty spends approximately 10 days per year in these voluntary leadership roles. Mr. Daugherty holds a B. S. Degree from Berea College, Berea, Kentucky.

      JAMES K. KLYMAN, age 48, has been a Director since May 1992. For the past seven years Mr. Klyman has been a computer software designer and programmer specializing in applied information technology.

      CHARLES L. COTTERELL, age 78, has been a Director since June 1994. Mr. Cotterell has been involved in the resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky. He is a past Vice President of Konal Engineering Co., Ltd., is a past Director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co., and Dominion Power Press Equipment Co., Ltd., and the past President of Smith Press Automation Co., Ltd.

      D. MICHAEL WALLEN, age 48, joined Daugherty Petroleum in March 1995, as Vice President of Engineering and was elected a Vice President of Daugherty Resources in March 1997. Prior to joining Daugherty Resources, Mr. Wallen served as the Director of the Kentucky Division of Oil and Gas for six years. Prior to serving as Director of the Kentucky Division of Oil and Gas, he worked as well drilling and completion specialist and as a gas production engineer in the Appalachian Basin for various operating companies. Mr. Wallen currently serves as President of the Kentucky Oil and Gas Association, a statewide trade association. Mr. Wallen spends approximately 12 days per year in this voluntary leadership role. Mr. Wallen holds a B. S. Degree from Morehead State University, Morehead, Kentucky.

      MICHAEL P. WINDISCH, age 28, joined Daugherty Resources in September 2002 as Chief Financial Officer. Prior to joining Daugherty Resources, Mr. Windisch spent five years with PricewaterhouseCoopers LLP, in the public accounting firms' audit practice. He is a member of the American Institute of Certified Public Accountants and holds a B.S. Degree from Miami University, Oxford, Ohio.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act") requires Daugherty Resources' directors and executive officers, and persons who own more than 10 percent of a registered class of Daugherty Resources' equity securities, to file with the Securities and Exchange Commission (the "Commission") and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of Daugherty Resources. Directors, officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish Daugherty Resources with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Daugherty Resources, Inc., under Rule 16a-3(b) during 2001, and Forms 5 and amendments thereto furnished to Daugherty Resources with respect to 2001, Daugherty Resources is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of Daugherty Resources registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during such year.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2002, 2001, and 2000 for services in all capacities rendered to Daugherty Resources by William
S. Daugherty, the Chief Executive Officer of Daugherty Resources, and D. Michael Wallen, Vice President and Secretary of Daugherty Resources. There was no other person serving as an executive officer of Daugherty Resources at December 31, 2002 whose total annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG TERM
                                                        ANNUAL COMPENSATION                          COMPENSATION
                                                                            Other Annual       Restricted
Name and Principal Position          Year      Salary         Bonus         Compensation       Stock Award     Options #
---------------------------          ----      ------         ------        ------------       -----------     ---------
William S. Daugherty                 2002     $144,616      $12,600 (1)       $3,890 (4)             0                 0
Chairman and President               2001     $131,250      $56,250 (2)       $3,030 (4)             0                 0
                                     2000     $ 98,077      $56,250 (3)       $2,995 (4)             0           100,000 (5)

D. Michael Wallen                    2002     $100,000      $12,600 (6)       $1,211 (9)
Vice President                       2001      $77,110      $56,250 (7)         $974 (9)             0                 0
                                     2000      $64,377      $46,250 (8)       $1,786 (9)             0           100,000 (10)

----------

(1) The bonus was in the form of 20,000 shares of the Common Stock valued at $0.63 (U.S.) per share.

(2) The bonus was in the form of 37,500 shares of the Common Stock valued at $1.50 (U.S.) per share.

(3) The bonus was in the form of 25,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25 (U.S.) per share, respectively.

(4) Mr. Daugherty is indebted to Daugherty Resources on five promissory notes bearing an interest rate of 6% per annum and certain non-interest bearing, unsecured loans (See footnote 1 at Item 12). Assuming a market rate of 4.75% per annum for comparable loans, Mr. Daugherty received $3,890 and $3,030 in additional benefit during 2002 and 2001, respectively, while in 2000, when it was assumed that 9% per annum was the market rate, he received $2,995 in additional benefit.

(5) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share. The options expire five years from the date granted.

(6) The bonus was in the form of 20,000 shares of the Common Stock valued at $0.63 (US) per share.

(7) The bonus was in the form of 37,500 shares of the Common Stock valued at $1.50 (US) per share.

(8) The bonus was in the form of 15,000 and 25,000 shares of the Common Stock valued at $1.00 and $1.25 (U.S.) per share, respectively.

(9) Mr. Wallen is indebted to Daugherty Resources on five Promissory Notes bearing an interest rate of 6% per annum and certain non-interest bearing, unsecured loans (See footnote 2 at Item 12). Assuming a market rate of 4.75% per annum for comparable loans, Mr. Wallen received $1,211 and $974 in additional benefit during 2002 and 2001, respectively, while in 2000, when it was assumed that 9% per annum was the market rate, he received $1,786 in additional benefit.

(10) These options were approved on April 28, 2000, by the Board of Directors pursuant to the Alaska Apollo Resources, Inc. 1997 Stock Option Plan, are exercisable at $1.25 (U.S.) per share and expire five years from the date granted.

      While the officers of Daugherty Resources receive benefits in the form of certain perquisites, the individuals identified in the foregoing table have not received perquisites, which exceed in value the lesser of $50,000 or 10 percent of such officer's salary and bonus.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

      Daugherty Resources does not maintain a Long-Term Incentive Plan(s) as that term is defined in Item 402(a)(6)(iii) of Regulation S-B.

STOCK OPTIONS

      Daugherty Resources did not grant stock options to officers during 2002. The following table shows the number of shares of the Common Stock underlying all exercisable and non-exercisable stock options held by William S. Daugherty and D. Michael Wallen as of December 31, 2002.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                         NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
                                    OPTIONS AT FISCAL YEAR-END (#)               OPTIONS AT FISCAL YEAR-END ($)
NAME                                   EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
----                                   -------------------------                   -------------------------
William S. Daugherty                           140,000/0                                     $0/$0

D. Michael Wallen                              115,000/0                                     $0/$0

      The following is a summary of options that have been granted by Daugherty Resources to William S. Daugherty and D. Michael Wallen during the course of their employment. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock, which was effective June 29, 1998.

      Mr. Daugherty received options to purchase 40,000 shares of the Common Stock in 1994 exercisable at $9.50 per share in increments of 10,000 shares each on December 10, 1994, 1995, 1996, and 1997. These options expired December 10, 1998. In February 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on February 27, 1995, 1996, 1997, and 1998. As of December 31, 2002, a portion of these options covering 30,000 shares had expired. Additionally, on December 27, 1995, the Board of Directors of the Company authorized the granting of incentive stock options covering 40,000 shares of the Common Stock for Mr. Daugherty vesting and exercisable in 10,000 share increments on December 27, 1995, 1996, 1997, and 1998. As of December 31, 2002, a portion of these options covering 30,000 shares had expired. All options authorized in favor of Mr. Daugherty in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment at the time of vesting. On June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Daugherty covering 40,000 shares of the Common Stock vesting and exercisable in 10,000 share increments on June 28, 1996, 1997, 1998 and 1999. All options authorized in favor of Mr. Daugherty in 1996 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Daugherty's employment on the vesting date. As of December 31, 2002, a portion of these options covering 20,000 shares had expired. On March 7, 1997, pursuant to an Incentive Stock Option Agreement between the Company and Mr. Daugherty, the Administrative Committee of the Alaska Apollo Resources Inc. 1997 Stock Option Plan granted Mr. Daugherty options to purchase 400,000 shares of the Common Stock exercisable at $1.546875 per share. Options for 71,111 shares vested on March 7, 1997, with 71,111 shares vesting on January 1, 1998, 1999, 2000, and 2001, and the remaining 44,445 shares vesting on January 1, 2002. These options, which expired on March 7, 2002 were contingent upon Mr. Daugherty's employment with the Company on the vesting dates. Pursuant to the 1997 stock option plan of Alaska Apollo Resources, Inc., on April 28, 2000, the Board of Directors authorized a grant of Options to purchase 100,000 shares of common stock to Mr. Daugherty vesting immediately, exercisable at $1.25 per share and expiring five years from the date granted.

      On December 27, 1995, the Board of Directors of Daugherty Resources authorized the granting of incentive stock options covering 20,000 shares of the Common Stock for Mr. Wallen vesting and exercisable in 5,000 share increments on December 27, 1995, 1996, 1997, and 1998. All options authorized in favor of Mr. Wallen in 1995 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Wallen's employment at the time of vesting. As of December 31, 2002, a portion of these options covering

15,000 shares had expired. On June 28, 1996, the Board of Directors authorized the granting of incentive stock options to Mr. Wallen covering 20,000 shares of the Common Stock vesting and exercisable in 5,000 share increments on June 28, 1996, 1997, 1998 and 1999. All options authorized in favor of Mr. Wallen in 1996 are exercisable at $5.00 per share, expire five years from the date of vesting and are contingent upon Mr. Wallen's employment on the vesting date. As of December 31, 2002, a portion of these options covering 10,000 shares had expired. On June 25, 1997, the Board of Directors approved the granting of incentive stock options covering 10,000 shares of common stock to Mr. Wallen, exercisable at $3.25 per share, and expiring five years from the date granted. These options, which expired during 2002, were contingent upon Mr. Wallen's employment with Daugherty Resources on the vesting dates. Pursuant to the 1997 stock option plan of Alaska Apollo Resources, Inc., on April 28, 2000, the Board of Directors authorized a grant of Options to purchase 100,000 shares of common stock to Mr. Wallen vesting immediately, exercisable at $1.25 per share and expiring five years from the date granted.

COMPENSATION OF DIRECTORS

      Daugherty Resources compensates its non-employee directors for their services to Daugherty Resources in the form of shares of the Common Stock registered pursuant to Form S-8 promulgated by the Commission. Daugherty Resources also reimburses its directors for expenses incurred in attending board meetings. Daugherty Resources paid the non-employee directors the following amounts during fiscal year 2002: Charles L. Cotterell and James Klyman each received 3,000 shares of the Common Stock valued at $0.63 (U.S.) per share.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                        NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
                                   OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
NAME                                  EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
----                                  -------------------------                   -------------------------
James K. Klyman                               25,000/0                                      $0/$0
Charles L. Cotterell                          25,000/0                                      $0/$0

      The following is a summary of options, which have been granted by Daugherty Resources to the non-employee directors during the course of their respective tenures. In all instances the number of shares have been reduced and the exercise price increased to reflect the effect of the one for five consolidation of the Common Stock, which was effective June 29, 1998.

      In 1993, Mr. Klyman was granted options to purchase 2,000 shares of the Common Stock exercisable at $9.50 per share that expired December 10, 1998. On June 15, 1994, the Board of Directors approved the reduction of the exercise price of these options to $5.00. On June 15, 1994, Mr. Cotterell was granted an option to purchase 2,000 shares of the Common Stock in 1994 exercisable at $5.00 per share that expired December 10, 1998. On February 27, 1995, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share that expired February 27, 2000. On June 28, 1996, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common Stock each exercisable at $5.00 per share that expired June 28, 2001. On June 25, 1997, the Board of Directors approved the grant of options to Messrs. Klyman and Cotterell to purchase 2,000 shares of the Common stock each exercisable at $3.25 per share that expired June 24, 2002. On April 28, 2000, the Board of Directors approved the grant of options to Mr. Cotterell and Mr. Klyman to purchase 25,000 shares of Common Stock each exercisable at $1.25 per share and expiring five years from the date granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table indicates the number of shares of the Common Stock owned beneficially as of March 26, 2003 by (i) each person known to Daugherty Resources to beneficially own more than five percent of the outstanding shares of the Common Stock, (ii) each director, (iii) the officers of Daugherty Resources, and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares of the Common Stock which are deemed beneficially owned by such person or entity.

                                                                                    SHARES OWNED        PERCENT OF
              TITLE OF CLASS                    BENEFICIAL OWNER                    BENEFICIALLY          CLASS
              --------------                    ----------------                    ------------          -----
               Common Stock          William S. Daugherty                            667,500 (1)          10.01
                                     120 Prosperous Place, Suite 201
                                     Lexington, Kentucky 40509

                                     D. Michael Wallen                               398,100 (2)           6.22
                                     120 Prosperous Place, Suite 201
                                     Lexington, Kentucky 40509

                                     Michael P. Windisch                              80,000 (3)           1.32
                                     120 Prosperous Place, Suite 201
                                     Lexington, Kentucky 40509

                                     Charles L. Cotterell                             77,540 (4)           1.28
                                     120 Prosperous Place, Suite 201
                                     Lexington, Kentucky 40509

                                     James K. Klyman                                  62,000 (5)           1.02
                                     120 Prosperous Place, Suite 201
                                     Lexington, Kentucky 40509

                                     Directors and executive officers as a         1,285,140 (6)          17.64
                                     group (5 persons)

----------
(1) Includes 437,500 shares of the Common Stock and options to acquire 230,000 shares of the Common Stock, which are currently exercisable.

(2) Includes 183,100 shares of the Common Stock and options to purchase 215,000 shares of the Common Stock, which are currently exercisable.

(3) Includes 25,000 shares of the Common Stock, options to purchase 50,000 shares of the Common Stock, which are currently exercisable, and 5,000 shares relating to the Company's convertible 10% unsecured notes due May 1, 2007.

(4) Consists of 27,540 shares of the Common Stock and options to purchase 50,000 shares of Common Stock, which are currently exercisable.

(5) Consists of 12,000 shares of the Common Stock and options to purchase 50,000 shares of Common Stock, which are currently exercisable.

(6) Includes 685,140 shares of the Common Stock, options to purchase 595,000 shares of the Common Stock, which are currently exercisable and 5,000 shares relating to the Company's convertible 10% unsecured notes due May 1, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS, OFFICERS AND EMPLOYEES

      As of December 31, 2002, the aggregate indebtedness to Daugherty Resources and to any other person which is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by Daugherty Resources of all present and former directors, officers and employees of Daugherty Resources was $663,319. Details of the indebtedness of William S. Daugherty, the Chief Executive Officer of Daugherty Resources, and D. Michael Wallen, Vice President and Secretary of Daugherty Resources, is set forth below. There was no other person serving as an Executive Officer or Director of Daugherty Resources with indebtedness to the Company at December 31, 2002.

                                    INVOLVEMENT OF ISSUER OR     LARGEST AMOUNT OUTSTANDING DURING     AMOUNT OUTSTANDING AS OF
   NAME AND PRINCIPAL POSITION             SUBSIDIARY               LAST COMPLETED FISCAL YEAR            DECEMBER 31, 2002
   ---------------------------             ----------               --------------------------            -----------------
William S. Daugherty (1)                      Lender                          $273,440                         $244,329
President and Chief Executive
Officer

D. Michael Wallen (2)                         Lender                          $200,830                         $173,361
Vice President

----------

(1) The indebtedness of Mr. Daugherty consists the remaining unpaid balance of five promissory notes in the original principal amounts of $62,500, $50,000, $33,333, $27,000 and $21,600, dated January 3, 2002, January 4,
      2001, January 4, 2000, January 4, 1999, and January 1, 1998, respectively, bearing interest at six percent per annum, and secured by Mr. Daugherty's interest in oil and gas partnerships sponsored by Daugherty Resources' subsidiary, Daugherty Petroleum. Inc. Additionally, the indebtedness includes $89,075 of non-interest bearing, unsecured loans owed to Mr. Daugherty throughout the course of his employment. See footnotes of Item 10 above for additional benefits to Mr. Daugherty.

(2) The indebtedness of Mr. Wallen consists of the remaining unpaid balance of five promissory notes in the original principal amounts of $50,000, $51,335, $33,333; $27,000 and $21,600 dated January 3, 2002, January 4,
      2001, January 4, 2000, January 4, 1999 and January 1, 1998, respectively, bearing interest at six percent per annum, and secured by Mr. Wallen's interest in oil and gas partnerships sponsored by the Company's subsidiary, Daugherty Petroleum, Inc. Additionally, the indebtedness includes $28,000 of non-interest bearing, unsecured loans owed to Mr. Wallen throughout the course of his employment. See footnotes of Item 10 above for additional benefits to Mr. Wallen.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   List of Documents Filed with this Report.

                                                                                                        PAGE
                                                                                                        ----
(1)      Consolidated Financial Statements, Daugherty Resources, Inc.
         Cover Page
         Table of Contents
         Report of Kraft, Berger, Grill, Schwartz, Cohen & March LLP
                  Independent chartered accounts, dated March 23, 2003                                    I
         Consolidated Balance Sheet as of December 31, 2002                                            II-III
         Consolidated Statement of Deficit as of December 31, 2002                                       IV
         Consolidated Statement of Operations for the year ended December 31, 2002                        V
         Consolidated Statement of Cash Flows for the year ended December 31, 2002                     VI-VII
         Notes to the Consolidated Financial Statements                                              VII-XXXIII

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

      24          Powers of Attorney.

      99.1 Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)         Reports on Form 8-K.

                  No Reports were filed during the fourth quarter of 2002.

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

      Daugherty Resources claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. You should consider these risks when you purchase our common stock.

ITEM 14. CONTROLS AND PROCEDURES

      Within 90 days in advance of the filing of this report, Daugherty Resources carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of Daugherty Resources have concluded that, as of such date, the Company's disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

      There have been no significant changes to Daugherty Resources' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Daugherty Resources has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Daugherty Resources, Inc.


                                                By: /s/ William S. Daugherty
                                                    ----------------------------
                                                    William S. Daugherty
                                                    President & CEO

March 27, 2003

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

          SIGNATURE                                        TITLE                                     DATE
          ---------                                        -----                                     ----
/s/ William S. Daugherty                      Chairman of the Board, President,                  March 27, 2003
--------------------------------               Director of Daugherty Resources
William S. Daugherty

/s/ Michael P. Windisch                            Chief Financial Officer                       March 27, 2003
--------------------------------                    of Daugherty Resources
Michael P. Windisch

/s/ James K. Klyman*                           Director of Daugherty Resources                   March 27, 2003
--------------------------------
James K. Klyman

/s/ Charles L. Cotterell*                      Director of Daugherty Resources                   March 27, 2003
--------------------------------
Charles L. Cotterell

*By /s/ William S. Daugherty                                                                     March 27, 2003
   -----------------------------
William S. Daugherty
Attorney-in-Fact

                                 CERTIFICATIONS

I, William S. Daugherty, certify that:

1. I have reviewed this annual report on Form 10-KSB of Daugherty Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ William S. Daugherty
------------------------
William S. Daugherty
President & CEO

                                 CERTIFICATIONS

I, Michael P. Windisch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Daugherty Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ Michael P. Windisch
-----------------------
Michael P. Windisch
Chief Financial Officer

                            DAUGHERTY RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                                DECEMBER 31, 2002

                            DAUGHERTY RESOURCES, INC.

                                DECEMBER 31, 2002

                                    CONTENTS

AUDITORS' REPORT...................................................                I

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet......................................................           II-III

Statement of Deficit...............................................               IV

Statement of Operations............................................                V

Statement of Cash Flows............................................           VI-VII

Notes to Financial Statements......................................      VIII-XXXIII

                                                                          PAGE I


                                AUDITORS' REPORT

To The Shareholders Of
DAUGHERTY RESOURCES, INC.

We have audited the consolidated balance sheets of DAUGHERTY RESOURCES, INC., as at December 31, 2002 and 2001 and the consolidated statements of deficit, operations, and cash flows for each of the three years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years ended December 31, 2002, 2001, and 2000 in accordance with generally accepted accounting principles in Canada.

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
March 23, 2003

                                                                         PAGE II


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2002

                                     ASSETS

                                                               2002                2001
                                                          ---------------      --------------
CURRENT
    Cash and cash equivalents                             $     7,031,307      $    2,244,420
    Accounts receivable                                           328,035             423,359
    Prepaid expense and other asset                               460,663             202,015
    Loans to related parties (Note 5)                              64,162              30,676
                                                          ---------------      --------------
                                                                7,884,167           2,900,470

BONDS AND DEPOSITS                                                 41,000              41,000

OIL AND GAS PROPERTIES (Note 3)                                 9,679,549           8,834,087

PROPERTY AND EQUIPMENT (Note 4)                                   918,855             820,769

LOANS TO RELATED PARTIES (Note 5)                                 711,658             533,051

INVESTMENT (Note 6)                                               119,081             109,254

DEFERRED FINANCING COSTS                                           43,546              71,066

GOODWILL (Note 7)                                                 313,177             313,177
                                                          ---------------      --------------
                                                          $    19,711,033      $   13,622,874
                                                          ===============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                        PAGE III


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                           CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)

                                DECEMBER 31, 2002

                                  LIABILITIES

                                                                       2002               2001
                                                                   ------------       ------------
CURRENT
     Bank loans (Note 8)                                           $    134,162       $    146,067
     Accounts payable                                                 1,094,941            875,953
     Accrued liabilities                                              1,212,094            793,135
     Customers' drilling deposits                                     6,764,200          2,854,700
     Long-term debt (Note 9)                                            192,341            233,780
                                                                   ------------       ------------
                                                                      9,397,738          4,903,635

LONG-TERM DEBT (Note 9)                                               4,027,198          3,455,642
                                                                   ------------       ------------
                                                                     13,424,936          8,359,277
                                                                   ------------       ------------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 10)
AUTHORIZED
      5,000,000 Preferred shares, non-cumulative, convertible
    100,000,000 Common shares

ISSUED
        558,476 Preferred shares (2001 - 563,249)                     1,784,493          1,802,542
      5,505,670 Common shares (2001 - 4,959,112)                     24,589,797         24,184,198
         21,100 Common shares held in treasury, at cost                 (23,630)           (23,630)

TO BE ISSUED
         24,887 Common shares to be issued                               55,226             55,226
                                                                   ------------       ------------
                                                                     26,405,886         26,018,336

DEFICIT                                                             (20,119,789)       (20,754,739)
                                                                   ------------       ------------
                                                                      6,286,097          5,263,597
                                                                   ------------       ------------

                                                                   $ 19,711,033       $ 13,622,874
                                                                   ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                         PAGE IV


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                        CONSOLIDATED STATEMENT OF DEFICIT
                                  (U.S. FUNDS)

                                                          YEARS ENDED DECEMBER 31
                                                 2002               2001               2000
                                             ------------       ------------       ------------
DEFICIT, beginning of year, as
previously reported                          $(20,754,739)      $(20,427,481)      $(15,725,909)

Write-off of mining property and
related expenditures
(Note 18)                                              --                 --         (4,450,000)
                                             ------------       ------------       ------------

DEFICIT, beginning of year, as restated       (20,754,739)       (20,427,481)       (20,175,909)

Net income (loss) for the year                    634,950           (327,258)          (251,572)
                                             ------------       ------------       ------------
DEFICIT, end of year                         $(20,119,789)      $(20,754,739)      $(20,427,481)
                                             ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                          PAGE V


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (U.S. FUNDS)

                                                                            YEARS ENDED DECEMBER 31
                                                                      2002             2001              2000
                                                                  -----------       -----------       -----------
REVENUE
Contract drilling (Not less than 95% attributable to related
     party transactions)                                          $ 6,269,598       $ 5,568,837       $ 5,074,544
Oil and gas production                                              1,204,111         1,122,886           833,983
Gas transmission and compression                                      930,934           796,992           240,780
                                                                  -----------       -----------       -----------
                                                                    8,404,643         7,488,715         6,149,307
                                                                  -----------       -----------       -----------
DIRECT EXPENSES
Contract drilling                                                   2,916,348         3,012,505         2,967,388
Oil and gas production                                                673,227           594,621           599,951
Gas transmission and compression                                      494,525           664,371           152,606
                                                                  -----------       -----------       -----------
                                                                    4,084,100         4,271,497         3,719,945
                                                                  -----------       -----------       -----------

GROSS PROFIT                                                        4,320,543         3,217,218         2,429,362
                                                                  -----------       -----------       -----------

OTHER INCOME (EXPENSE)
Selling, general and administrative                                (2,898,632)       (2,678,146)       (1,925,344)
Depreciation, depletion and amortization                             (652,069)         (675,559)         (642,598)
Interest expense                                                     (249,267)         (239,334)         (248,028)
Interest income                                                        45,261            43,466            46,622
Other, net                                                             69,114             5,097           106,256
                                                                  -----------       -----------       -----------
                                                                   (3,685,593)       (3,544,476)       (2,663,092)
                                                                  -----------       -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              634,950          (327,258)         (233,730)

Loss from disposal of a 50% owned investee                                 --                --           (17,842)
                                                                  -----------       -----------       -----------

NET INCOME (LOSS) FOR THE YEAR                                    $   634,950       $  (327,258)      $  (251,572)
                                                                  ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE
Basic                                                             $      0.12       $     (0.08)      $     (0.09)
                                                                  ===========       ===========       ===========
Fully diluted                                                     $      0.11       $     (0.08)      $     (0.09)
                                                                  ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                         PAGE VI


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)

                                                                                       YEARS ENDED DECEMBER 31
                                                                                2002              2001              2000
                                                                            -----------       -----------       -----------
OPERATING ACTIVITIES
     Net income (loss)                                                      $   634,950       $  (327,258)      $  (251,572)
     Adjustments  to reconcile  net income (loss) to net cash provided by (used in) operating activities
        Partnership income from undivided interest in oil and gas
        properties                                                             (374,387)         (336,318)         (106,256)
        Incentive bonus paid by common shares                                   130,020           235,500           201,000
        Depreciation, depletion and amortization                                652,069           675,559           642,598
        (Gain) loss on sale of assets                                            (4,361)               --            16,523
        Changes in assets and liabilities:
         Accounts receivable                                                     95,324           (72,655)         (132,836)
         Prepaid expenses and other assets                                     (258,648)         (197,608)           22,696
         Accounts payable                                                       374,018           274,304           447,197
         Accrued liabilities                                                    418,959          (125,678)          267,658
         Customers' drilling deposits                                         3,909,500         2,295,714        (1,514,121)
                                                                            -----------       -----------       -----------

              Net cash provided by (used in) operating activities             5,577,444         2,421,560          (407,113)
                                                                            -----------       -----------       -----------

INVESTING ACTIVITIES

     Proceeds from sale of assets                                                26,800                --            14,685
     Purchase of property and equipment                                        (224,533)         (318,760)         (234,203)
     Increase in loans to related parties                                      (212,093)         (175,681)         (162,083)
     Purchase of investment                                                      (9,827)         (109,254)               --
     Additions to oil and gas properties, net                                  (991,616)       (1,023,623)         (995,758)
                                                                            -----------       -----------       -----------

              Net cash used in investing activities                          (1,411,269)       (1,627,318)       (1,377,359)
                                                                            -----------       -----------       -----------

FINANCING ACTIVITIES
     Net payments on short-term borrowings                                      (11,905)       (1,029,476)          (24,639)
     Issue of common shares                                                     102,500           151,360            11,694
     Proceeds from issuance of long-term debt                                   693,868         2,114,367           249,229
     Payments of long-term debt                                                (163,751)         (189,103)         (275,156)
     Treasury stock                                                                  --           (23,630)               --
                                                                            -----------       -----------       -----------

              Net cash provided by (used in) financing activities               620,712         1,023,518           (38,872)
                                                                            -----------       -----------       -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                           4,786,887         1,817,760        (1,823,344)

CASH AND CASH EQUIVALENTS, beginning of year                                  2,244,420           426,660         2,250,004
                                                                            -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                                      $ 7,031,307       $ 2,244,420       $   426,660
                                                                            ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                        PAGE VII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)

                                                                             YEARS ENDED DECEMBER 31
                                                                         2002          2001          2000
                                                                       --------      --------      --------
SUPPLEMENTAL DISCLOSURE
Interest paid during the year                                          $235,531      $182,294      $243,877

Income taxes paid                                                      $     --      $     --      $     --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Preferred shares issued for acquisition of oil and gas properties
   and settlement of debt                                              $     --      $418,785      $ 10,573

Preferred shares to be issued in exchange for acquisition of oil
   and gas properties                                                  $     --      $     --      $920,400

Common shares issued for the payment of accounts payable               $155,031      $ 60,099      $475,606

The accompanying notes are an integral part of these consolidated financial statements.

                                                                         PAGE IX


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which, except as described in Note 16, conform in all material respects with accounting principles generally accepted in the United States of America.

      (a)   BASIS OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Daugherty Petroleum, Inc. ("DPI") and its 100% owned subsidiary. All inter-company accounts and transactions have been eliminated on consolidation.

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

      (c)   CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. This balance includes a certificate of deposit of $135,346 that is held for collateral and is not available for general corporate usage.

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

                                                                          PAGE X


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

                  The Company follows Statement of Financial Standards ("SFAS") No. 144, which requires a review, for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment on proven properties is determined based upon the difference between the carrying amount of the assets and the undiscounted expected future cash flows from proved reserves. Impairment is recognized only if the carrying amount of the property (or groups of properties) is greater than its expected undiscounted future cash flows.

                  Significant estimates by the Company's management are involved in determining oil and gas reserve volumes and values. Such estimates are primary factors in determining the amount of depletion expense whether or not oil and gas properties are impaired.

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

                  Oil and gas production revenue is recognized as income as it is extracted and sold from the properties. Gas transmission and compression includes $190,214 in gas utility sales from regulated operations during the year ended December 31, 2002. Other revenue is recognized at the time it is earned and the Company has a contractual right to such revenue.

            (iii) REGULATED OPERATIONS

                  The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

                  Kentucky's Public Service Commission regulates the Company's billing rates for natural gas distribution sales. These billing rates are based on the Commission's evaluation of the Company's recovery of purchased gas costs. To date, the Company does not have any unrecovered purchased gas costs.

                  If the Company were to discontinue the application of SFAS No. 71 to its regulated operations, the Company would be required to write off its regulatory assets and regulatory liabilities, and would be required to adjust the carrying amount of any other assets, including property and equipment, that would be deemed unrecoverable related to those operations.

                                                                         PAGE XI


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

            (iv)  WELLS AND RELATED EQUIPMENT

                  Wells and related equipment are recorded at cost and are amortized using the units-of-production method, using the reserves underlying the proved developed oil and gas properties.

            (v)   PARTNERSHIPS IN OIL AND GAS

                  The Company entered into partnerships with other parties and accounts for its investment in the partnership under the equity method.

      (e)   PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Amortization is being provided for on a straight-line basis over the useful life of the asset ranging from five to twenty years.

      (f)   INVESTMENT

            Long-term investments in which the Company does not have significant influence are accounted for using the cost method. In the event of a permanent decline in the value of a portfolio, investments will be written to estimated realizable value and the loss charged to earnings.

      (g)   DEFERRED FINANCING COSTS

            Financing costs totaling $137,607 incurred in 1999 in connection with the issuance of 10% convertible secured notes payable have been capitalized and amortized over the life of the indebtedness. Accumulated amortization amounted to $94,061 and $66,541 at December 31, 2002, and 2001, respectively.

      (h)   GOODWILL

            Goodwill is tested for impairment at least annually and more frequently if indicators exist as prescribed under CICA Handbook
            Section 3062, "Goodwill and Other Intangible Assets", which is the Canadian equivalent of SFAS No. 142 for accounting principles generally accepted in the United States of America (see Note 7). CICA Handbook Section 3062 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, the implied fair value of the reporting unit goodwill must be compared with its carrying value to determine possible impairment.

                                                                        PAGE XII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

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

      (j)   STOCK OPTION PLAN

            The Company has a Stock Option Plan which is described in Note 10. No compensation expense is recognized for this Plan when stock or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital.

      (k)   RECLASSIFICATIONS

            Certain amounts included in the 2001 consolidated financial statements have been reclassified to confirm with current year presentation.

2.    ACQUISITIONS

      (a)   SENTRA UTILITY DEVELOPMENT GROUP, LP ("SUDG")

            On July 13, 2001, Daugherty Petroleum purchased from SUDG all right, title, and interest in and certain oil and gas reserves and rights to prepaid drilling funds for the purchase price of $418,785.

            The purchase agreement provided for DPI to pay for the assets by the delivery of 227,057 shares of preferred stock convertible on a one-for-one basis into restricted common stock in the Company and 37,816 units of acquisition warrants for shares of common stock in the Company. Units of acquisitions warrants consists of two Class A warrants and one each Class B through G, representing a total of 302,528 shares of underlying common stock, with a price ranging from $1.75 to $4.50 per warrant. The warrants are exercisable immediately upon issuance and expire five years from their issuance.

      (b)   KENTUCKY GAS PARTNERS, LP, ("KGP")

            Effective December 31, 2000, DPI purchased partnership assets from KGP consisting of working interests in 14 gross natural gas wells (3.4539 net wells) located in Knox and Bell Counties, Kentucky, and rights to receive funds related to the well interests and satisfied its obligation to drill additional wells on behalf of KGP. The purchased assets were valued at $920,400 based on the net cash flows discounted at 10% per annum before tax of the oil and gas reserves. In consideration, the Company issued 336,192 shares of preferred stock that is convertible to common stock on a share-for-share basis. Also, 390,320 warrants were granted for shares of the

                                                                       PAGE XIII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

            Company that are exercisable at a range of $1.75 to $4.50 per share. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

            The purchase agreement provided for DPI to pay for the assets by the delivery of 336,192 shares of preferred stock, convertible on a one-for-one basis into restricted common stock in the Company and 48,790 units of acquisition warrants for shares of common stock in the Company. Each unit of acquisition warrants consists of two Class A warrants and one each Class B through G, with a price range of $1.75 to $4.50 per warrant. The warrants are exercisable immediately upon issuance and expire five (5) years from their issuance.

      (c)   KEN-TEX OIL AND GAS, INC. ("KEN-TEX")

            Effective October 13, 1999, DPI entered into an agreement to purchase from Ken-Tex working interest and overriding royalty interests in 24 natural gas wells and a related gathering system located in Knox County, Kentucky, for $850,000, payable in cash of $425,000 and 191,519 shares of the Company's stock valued at $2.22 per share. DPI simultaneously entered into an agreement with an unrelated party to sell 50% of the well interests and related gathering system that it was to acquire for $425,000 in cash plus certain acquisition and rework costs. DPI retained operating rights to the wells. The agreement provided for multiple closings of less than 100% of the interest to be purchased. As of December 31, 2002, five closings have been conducted and interests totaling 86.46% of the total had been acquired with DPI owning 43.23%.

3.    OIL AND GAS PROPERTIES

                                                              2002                         2001
                                           ----------------------------------------      ---------
                                                          ACCUMULATED
                                              COST       AMORTIZATION        NET            NET
                                           ----------    ------------     ---------      ---------
                                               $               $              $              $
      Proved oil and gas properties        10,457,680      1,881,305      8,576,375      8,090,049
      Unproved oil and gas properties         419,737             --        419,737        180,343
      Wells and related equipment             806,924        123,487        683,437        563,695
                                           ----------      ---------      ---------      ---------

      TOTAL OIL AND GAS PROPERTIES         11,684,341      2,004,792      9,679,549      8,834,087
                                           ==========      =========      =========      =========

      DPI invests in various Company sponsored partnerships. Typically, DPI participates in the partnerships by retaining up to 33% undivided working interest. The profit on drilling contracts attributable to the Company's interest has been eliminated.

                                                                       PAGE XIV


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

4.    PROPERTY AND EQUIPMENT

                                                              2002                              2001
                                            -----------------------------------------         -------
                                                           ACCUMULATED
                                              COST         AMORTIZATION          NET            NET
                                            ---------      ------------       -------         -------
                                                $               $                $                $
      Land                                     12,908              --          12,908          12,908
      Buildings                                 6,239           1,768           4,471           4,887
      Machinery and equipment                 762,911         137,825         625,086         550,499
      Office furniture and fixtures           102,589          84,413          18,176          17,406
      Aircraft                                125,000           8,854         116,146         122,396
      Vehicles                                278,927         136,859         142,068         112,673
                                            ---------         -------         -------         -------

      TOTAL PROPERTY AND EQUIPMENT          1,288,574         369,719         918,855         820,769
                                            =========         =======         =======         =======

5.    LOANS TO RELATED PARTIES

      The loans to related parties represent loans receivable from officers of the Company and certain shareholders totaling $604,379 and $430,643 at December 31, 2002 and 2001, respectively, bearing interest at 6% per annum and are payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the officers' ownership interest in drilling partnerships with DPI. The loans receivable from the officers of DPI totaling $171,441 and $133,084 at December 31, 2002 and 2001,
      respectively, are non-interest bearing and unsecured.

6.    INVESTMENT

      GALAX ENERGY CONCEPTS, LLC ("GALAX")

      In December 1999, DPI made a capital contribution of $126,500 to Galax Energy Concepts, LLC ("Galax"), a North Carolina limited liability corporation. Galax generates and sells steam on a long-term contract to a textile plant located in Galax, Virginia, that is owned by National Textiles, LLC. DPI acquired its interest in Galax in 1997 for a commitment to assist management in its effort to complete a boiler retrofit and work toward a profitable operation. Galax was not consolidated with the Company in 1999 because DPI did not have effective control of Galax's operating, financing, and investing activities. Consequently, the equity method of accounting for this investment had been used. In 2000, Galax reported a loss of $79,204 of which 50% was picked up by the Company.

      On November 1, 2000, DPI entered into an agreement with Robert McIntyre to sell its 50% in Galax. Under the terms of the agreement, which had an effective date of January 1, 2000, DPI is to be paid 10% of the net profits from future operations. DPI incurred a loss of $17,842 on the sale of its investment in Galax.

      On July 13, 2001, the Company's subsidiary, DPI, acquired an interest in two bonds issued by the City of Galax, Virginia Industrial Development Authority. The bonds, which had a face value of $155,000,

                                                                         PAGE XV


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      bear interest at 8.25% and 7% per year and will mature on July 1, 2004 and 2010, respectively. DPI owns the bonds jointly with another investor and paid $109,254 for its 76.8% interest in the bonds purchased.

      In the first quarter of 2002, DPI paid $7,000 for additional 7% bonds, which had a face value of $25,000. DPI also acquired an interest in a separate Galax, Virginia bond that will mature on July 1, 2010 and bears interest at 7.25% annually, by paying $2,827 for bonds with a face value of $10,000. As of December 31, 2002, the estimated market value of DPI's interest in all Galax bonds was $36,970.

      In accordance with accounting principles generally accepted in Canada, the investments are carried at cost in the Company's financial statements. For United States purposes, the investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. See Footnote 16 for details on United States Accounting Principles.

7.    GOODWILL

      In conjunction with Daugherty Resources' 1993 acquisition of its wholly-owned subsidiary, Daugherty Petroleum, the Company recorded goodwill of $1,789,564, which was recorded at cost and amortized over 10 years on a straight-line basis. Unamortized goodwill as of December 31, 2001 was $313,177.

      On January 1, 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets", which is the Canadian equivalent of SFAS No. 142. Under the new standard, goodwill is no longer amortized, but rather tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year. The Company's impairment test was completed in October 2002 and there was no impairment of goodwill. As such, accumulated amortization of goodwill remained $1,476,387 at December 31, 2002.

      Had the non-amortization provisions of Section 3062 been applied during prior years, net loss would have decreased to $148,303 ($0.04 per share) for the year ended December 31, 2001 and $72,617 ($0.02 per share) for the year ended December 31, 2000.

8.    BANK LOANS

                                                                             2002          2001
                                                                           --------      --------
      NOTE PAYABLE bearing interest at 4.71% per annum, maturing
      January 15, 2003, and is collateralized by a certificate of
      deposit amounting to $135,000                                        $134,162      $134,162

      NOTE PAYABLE bearing interest at prime plus 5.75% per annum, maturing and is collateralized by 200,000 shares of stock owned
      by a director of the Company                                               --        11,905
                                                                           --------      --------
                                                                           $134,162      $146,067
                                                                           --------      --------

                                                                        PAGE XVI


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

9.    LONG-TERM DEBT

      On July 8, 1986, the Company purchased the mineral property on Unga Island, Alaska, for debt in the amount of $854,818. The debt is non-interest bearing, payable at $2,000 per month, until fully paid, and is secured by deeds of trust over the Unga Island mineral claims and certain buildings and equipment located thereon.

      The purchase agreement also provides for the payment of monthly royalties at 4% of net smelter returns or net revenue as defined in the agreement. Any royalties paid reduce the amount of the purchase price payable above.

      The obligation is stated at its remaining face value of $438,818 at December 31, 2002 and has not been discounted.

                                                                     2002            2001
                                                                  ----------      ----------
      NOTE PAYABLE as outlined above                              $  438,818      $  462,818

      10% CONVERTIBLE NOTES mature July 31, 2004,
      collateralized by DPIs mining properties. Interest is
      payable semi-annually on February 1 and August 1,
      commencing on February 1, 2000. At the option of the
      holder, the note is convertible on or before July 31,
      2004 to shares of common stock at the rate of 368.8132
      shares per each $1,000 principal amount of the notes
      In addition, the put rights are exercisable during the
      10-day period commencing 14 months after August 17,
      2000 (closing date) requiring the Company to redeem
      the notes 18 months (put date) after the closing date
      at a price equal to 100% of principal amount plus
      accrued interests and a premium equal to 25% of
      principal, payable in put shares. After the put date,
      the Company may redeem the note in whole or part at
      100% of principal amount plus accrued interest                 850,000         850,000

      NOTE PAYABLE TO KEYBANK NATIONAL ASSOCIATION maturing
      July 31, 2004. Variable interest at the bank's prime
      rate plus 1.25%, which may vary based upon certain
      conditions in the credit agreement is payable monthly
      The interest rate at December 31, 2002 was 5.5%. The
      total available credit under the terms of the note is
      $10,000,000. The maximum amount of funding available
      is limited to the Company's borrowing base, which is
      redetermined semi-annually. The borrowing base at
      December 31, 2002, was $2,350,000. The note is secured
      by a general lien on all corporate assets, a first
      mortgage on oil and gas interests and pipelines, and
      assignments of major oil and gas and transportation
      contracts                                                    2,247,984       2,006,734

                                                                       PAGE XVII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

                                                                               2002             2001
                                                                            ----------      ----------
      10% CONVERTIBLE UNSECURED NOTES maturing May 1, 2007. Interest is payable semi-annually on May 1 and November 1, commencing on
      November 1, 2002. At the option of the holder, the notes are convertible on or before May 1, 2007 to shares of common stock at the rate of 666.667 shares per each $1,000 principal amount of notes. The Company may redeem, at any time, the notes in whole or in part at 100% of principal amount plus accrued
      interest through the date of redemption                                  420,000              --

      VARIOUS NOTES PAYABLE, bearing interest ranging from 5.0% to
      9.5% per annum, payable monthly in varying amounts up to 2005,
      collateralized by the equipment and vehicles acquired                     61,426         128,107

      NON-INTEREST BEARING NOTE, secured by 25% of production on 15
      gas wells payable monthly at $2,796                                           --          23,117

      LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing interest at 10%
      per annum, collateralized by the assets and the corporate
      guarantee of a wholly-owned subsidiary, payable in quarterly
      payments of interest only. Principal is currently due                     64,779          64,779

      NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing interest at 8% per annum, payable in 60 installments of $1,370, including interest,
      maturing in February 2005                                                 35,704          47,898

      LOANS PAYABLE TO VARIOUS BANKS with interest rates ranging from
      8.45% to 11% per annum, payable in total monthly installments of
      $3,257 with maturities from March 14, 2004 to May 10, 2006,
      collateralized by receivables and various vehicles                        76,178          81,320

      UNSECURED LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing
      interest at 10% per annum, principal and interest due currently           24,650          24,650
                                                                            ----------      ----------

                                                                             4,219,539       3,689,423
      Less: Current portion                                                    192,341         233,781
                                                                            ----------      ----------

                                                                            $4,027,198      $3,455,642
                                                                            ==========      ==========

                                                                      PAGE XVIII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

              Principal repayments for the next five years are as follows:

              2003                                               $     192,341
              2004                                                   3,180,406
              2005                                                      58,384
              2006                                                      25,590
              2007 and thereafter                                      762,818

      Interest expense totaled $249,267 and $239,334 for 2002 and 2001, respectively. There was no interest capitalized during these years.

10.   CAPITAL STOCK

      (a)   PREFERRED SHARES ISSUED

            During 2000, the Company agreed to issue 336,192 preferred shares in connection with the acquisition of Kentucky Gas Partners, LP. These shares were issued during 2001.

            During 2001, the Company issued 227,057 preferred shares from the treasury with a total value of $418,785 as consideration for the oil and gas property and a repayment of the $150,000 debt and 37,816 units of warrants. Each unit consists of two Series A, and one each of Series B and C, D, E, F, and G at a price ranging from $1.75 to $4.50 per share; however, the price per share will reduce to $1.00 in the event the Company's common stock becomes and remains de-listed from the NASDAQ SmallCap Stock Market. Warrants are exercisable immediately upon issuance and expire five years after issue (Note 2a).

            The preferred shares are convertible into common shares anytime within two years of its issue on a share-for-share basis by the seller and by the Company with certain conditions. Preferred shares converted by the seller after the second anniversary of its issue will receive a conversion bonus equal to 12% of preferred shares being converted.

                                                                  SHARES           AMOUNT
                                                                ----------       ----------
                                                                    #                $
            BALANCE, DECEMBER 31, 2000                           1,100,672          620,844

            Converted to common shares                          (1,100,672)        (620,844)
            Issued for acquisition of oil and gas interest         563,249        1,802,541
                                                                ----------       ----------

            BALANCE, DECEMBER 31, 2001                             563,249        1,802,541

            Converted to common shares                              (4,773)         (18,048)
                                                                ----------       ----------

            BALANCE, DECEMBER 31, 2002                             558,476        1,784,493
                                                                ==========       ==========

                                                                        PAGE XIX


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      (b)   COMMON SHARES ISSUED

                                                                     SHARES         AMOUNT
                                                                   ---------      ----------
                                                                       #               $
            BALANCE, DECEMBER 31, 2000                             3,442,852      23,113,991

            Issued for cash                                           62,500         125,000
            Issued to employees as incentive bonus                   157,000         235,500
            Issued for exercise of stock options and warrants         26,109          26,360
            Issued for conversion of preferred shares              1,229,502         620,844
            Issued for settlement of accounts payable                 40,066          60,099
            Issued for acquisition of oil and gas                      1,083           2,404
                                                                   ---------      ----------

            BALANCE, DECEMBER 31, 2001                             4,959,112      24,184,198

            Issued for cash                                          125,000         102,500
            Issued to employees as incentive bonus                   204,000         130,020
            Issued for conversion of preferred shares                  4,773          18,048
            Issued for settlement of accounts payable                212,785         155,031
                                                                   ---------      ----------

            BALANCE, DECEMBER 31, 2002                             5,505,670      24,589,797
                                                                   =========      ==========

      (c)   SHARES TO BE ISSUED

                                                                     SHARES         AMOUNT
                                                                   ---------      ----------
                                                                       #               $
            Common Shares to be issued in connection with the
            purchase of Ken-Tex oil and gas property in 1999          24,887          55,226
                                                                   =========      ==========

      (d)   STOCK OPTION PLAN

      The Company maintains two Stock Option Plans for the benefit of directors, officers and employees. The 1997 Plan provides that the aggregate number of common shares available for issuance is limited to 3,000,000 shares, which was reduced to 600,000 shares in conjunction with the 1998 one for five consolidation of common stock. Options are granted under the Plan at the discretion of the committee of two or more directors appointed by the Board of Directors (the "Plan Administrator") at an exercise price based on the fair market value as determined by the reported closing price on the date of grant. In general, options granted under the Plan vest over a period of up to five years from grant date and expire by no later than the sixth anniversary.

                                                                         PAGE XX


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      The Company's 2001 Stock Option Plan was approved by the shareholders on June 25, 2001 and provides for the issuance of up to 3,000,000 shares of common stock to directors, officers, employees, consultants and advisors, as determined by the Plan Administrator. The exercise price of options under the 2001 Plan is based on the fair market value as determined by the reported closing price on the grant date, and options are exercisable over a period of up to ten years.

      Daugherty Resources follows CICA Handbook Section 3870, "Stock-based Compensation and Other Stock-based Payments", which is the Canadian equivalent of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant.

      OPTIONS

      For options outstanding at December 31, 2002, exercise prices range from $1.00 to $5.00 and the weighted average remaining contractual life is 1.71 years. The following table summarizes the Company's activities relating to stock options:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                               ISSUED              EXERCISABLE           PRICE      EXPIRY
                                             ---------             -----------         --------     ------
                                                 #                      #                  $
       BALANCE, DECEMBER 31, 2000            2,521,726              2,406,170             1.98
                                                                    =========             ====

       Issued for consulting services           65,607                                    1.65       (i)
       Exercised                               (26,373)                                   1.00
       Expired                                 (74,000)                                   5.00
                                             ---------

       BALANCE, DECEMBER 31, 2001            2,486,960              2,442,515             2.02
                                                                    =========             ====
       Expired                                (894,000)                                   3.39
                                             ---------

       BALANCE, DECEMBER 31, 2002            1,592,960              1,592,960             1.30
                                             =========              =========             ====

      (i) These options were granted to four individuals for services performed on behalf of the Company. The options, which were paid in addition to cash compensation, were exercisable immediately, expire on October 27, 2003 and have exercise prices ranging from $1.50 to $2.13.

                                                                        PAGE XXI


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      WARRANTS

      For warranty outstanding at December 31, 2002, exercise prices range from $1.12 to $4.50 and the weighted average remaining contractual life is 1.84 years. The following table summarizes the Company's activities relating to warrants:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                 ISSUED            PRICE       EXPIRY
                                                                 ------          --------      ------
                                                                    #                $
      BALANCE, DECEMBER 31, 2000                                2,470,091           2.65

      Issued for acquisition of oil and gas property              302,528           2.88          (i)
      Issued for consulting services                              195,222           1.40         (ii)
      Exercised                                                      (320)          1.34
      Expired                                                     (23,800)          2.50
                                                                ---------           ----

      BALANCE, DECEMBER 31, 2001                                2,943,721           2.61

      Expired                                                    (500,000)          .625
                                                                ---------

      BALANCE, DECEMBER 31, 2002                                2,443,721           2.76
                                                                =========           ====

                  (i)   These warrants expire July 14, 2006

                  (ii)  These warrants expire December 31, 2004

11.   INCOME TAXES

      Income tax expense for the year-ended December 31, 2002, 2001, and 2000 consist of the following components:

                                                          2002            2001           2000
                                                       ---------       ---------       ---------
        Current                                        $ 605,943       $ 544,658       $ 356,562
        Benefits realized from loss carry-forward       (605,943)       (544,658)       (356,562)
                                                       ---------       ---------       ---------
        Total income tax expense                       $      --       $      --       $      --
                                                       =========       =========       =========

                                                                       PAGE XXII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      Daugherty Resources' total future tax assets, future tax liabilities, and future tax asset valuation allowances are as follows:

                                                   2002              2001              2000
                                                -----------       -----------       -----------
      Net operating loss carry-forward and
         temporary differences                  $ 6,579,666       $ 8,734,764       $ 3,335,633
      Investment tax credits                          3,473             3,473             3,473
                                                -----------       -----------       -----------
                                                  6,583,139         8,738,237         3,339,106
      Less: Valuation allowance                  (6,259,078)        8,596,982         3,200,361
                                                -----------       -----------       -----------
                                                    324,061           141,255           138,745
      Future income tax liabilities                (324,061)         (141,255)         (138,745)
                                                -----------       -----------       -----------
      Net future tax assets                     $        --       $        --       $        --
                                                ===========       ===========       ===========

12.   INCOME (LOSS) PER SHARE

      (a)   BASIC

            Income (loss) per share is calculated using the weighted average number of shares outstanding during the year. The weighted average of common shares at December 31, 2002, 2001, and 2000 were 5,343,534, 4,028,703, and 2,957,366, respectively.

      (b)   FULLY DILUTED EARNINGS PER SHARE

            The Company adopted the recommendations of CICA Handbook Section 3500, "Earnings per Share", effective January 1, 2001. The revised section requires the presentation of both basic and diluted EPS on the face of the statement of operations regardless of the materiality of difference between them and requires the use of the treasury stock method to compute the dilutive effect of options as opposed to the former imputed earnings approach.

            For the year ended December 31, 2002 the conversion of preferred stock had a dilutive effect on earnings per share. The weighted average number of shares for diluted earnings (loss) per share amounted to 5,969,027, 4,028,703 and 2,957,366 for the years ended December 31, 2002, 2001 and 2000, respectively. Outstanding options and warrants as detailed in Footnote 10 were not included in the calculation of diluted earnings per share for the year ended December 31, 2002 as the exercise prices of all instruments were greater than the average share price during the period. For the years ended December 31, 2001 and 2000, options and warrants would have been anti-dilutive due to the net loss reported by the Company.

13.   RELATED PARTY TRANSACTIONS

      The Company is party to certain agreements and transactions in the normal course of business. Significant related party transactions not disclosed elsewhere include the following:

                                                                      PAGE XXIII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      (a)   LEASE OF GAS COMPRESSORS

            A limited liability company owned by a director and two officers of the Company has historically leased natural gas compressors to Daugherty Petroleum on a month-to-month basis. During 2002, Daugherty Petroleum leased one natural gas compressor for $15,000 from the related party, while during 2001, lease payments totaling $15,400 were made to the related party for two natural gas compressors.

      (b)   COMPANY SPONSORED PARTNERSHIPS

            Daugherty Petroleum invests in various Company sponsored partnerships and joint ventures by making capital contributions in exchange for an equity interest typically represented by undivided working interest of up to 33% in the partnerships and up to 50% in joint ventures. The portion of profit on drilling contracts attributable to the Company's ownership interest has been eliminated. During the year ended December 31, 2002, the Company executed and performed turnkey drilling contracts with Company sponsored partnerships totaling $6,269,598. During the year ended December 31, 2001, the Company executed and performed turnkey drilling contracts with Company sponsored partnerships totaling $5,568,837. Not less than 95% of these contracts were attributable to related party transactions.

14.   FINANCIAL INSTRUMENTS

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

      (b)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying values of cash, accounts receivable, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. Other notes receivable, bonds and deposits, loans receivable and payable, other long-term debt payable approximate fair value since they bear interest at variable rates. At December 31, 2002, the financial instruments with a carrying value different from their fair value, not disclosed elsewhere, include the following:

                                                     CARRYING VALUE       FAIR VALUE
                                                     --------------       ----------
            Non interest bearing long-term debt          $438,818          $197,000
            Loans to related parties                     $775,820          $732,379

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

                                                                       PAGE XXIV


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

15.   SEGMENTED INFORMATION

      Daugherty Resources has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on management responsibility and key business operations. The summary of significant accounting policies (Note 1) applies to both of the reportable segments.

      The tables below reflect summarized financial information concerning Daugherty Resources' reportable segments. Prior year information has been restated to conform to the current presentation.

                                                       OIL AND
                                                         GAS
                                                      DEVELOPMENT         CORPORATE            TOTAL
                                                     ------------         ----------        ----------
      2002                                                $                    $                 $
      Revenues                                         8,404,643                  --         8,404,643
      Depreciation, depletion & amortization             589,880              62,189           652,069
      Interest charges                                   155,180              94,088           249,268
      Net income (loss)                                1,585,036            (950,086)          634,950
      Identifiable assets                             18,194,537           1,516,496        19,711,033
      Capital expenditures                             1,141,305              74,844         1,216,149

                                                       OIL AND
                                                         GAS
                                                      DEVELOPMENT         CORPORATE            TOTAL
                                                     ------------         ----------        ----------
      2001                                                $                    $                 $
      Revenues                                         7,488,715                  --         7,488,715
      Depreciation, depletion & amortization             440,456             235,103           675,559
      Interest charges                                   154,334              85,000           239,334
      Net income (loss)                                1,343,960          (1,671,218)         (327,258)
      Identifiable assets                             12,532,673           1,090,201        13,622,874
      Capital expenditures                             1,236,130             106,253         1,342,383

                                                       OIL AND
                                                         GAS
                                                      DEVELOPMENT         CORPORATE            TOTAL
                                                     ------------         ----------        ----------
      2002                                                $                    $                 $
      Revenues                                         6,149,307                  --         6,149,307
      Depreciation, depletion & amortization             416,248             226,350           642,598
      Interest charges                                   162,836              85,192           248,028
      Net income (loss)                                1,218,338          (1,469,910)         (251,572)
      Identifiable assets                              8,928,363           1,049,626         9,977,989
      Capital expenditures                             1,151,893              78,068         1,229,961

                                                                        PAGE XXV


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

16.   UNITED STATES ACCOUNTING PRINCIPLES

      (a) The Company follows accounting principles generally accepted in Canada ("Canadian GAAP"). Differences between such principles and accounting principles generally accepted is the United States of America ("U.S. GAAP") are summarized below.

            The Company capitalized the cost of mining properties acquired and other related exploration expenditures. For U.S. GAAP purposes, these properties are considered exploration stage properties and, therefore, all exploration costs are expensed as incurred.

            The Company recorded an impairment loss of $6,782,229 in 1999 and wrote off the remaining balance of $4,450,000 in 2000 under Canadian GAAP. For U.S. GAAP purposes, these were reversed and were accounted for as adjustment to the 1998 opening deficit. The financial statements for fiscal year 2000 have been restated to reflect these adjustments as follows:

            DEFICIT, BEGINNING OF YEAR
            As previously reported under Canadian GAAP                 $(15,725,909)
            Expensing of previously capitalized exploration costs        (4,450,000)
                                                                       ------------
            As restated according to U.S. GAAP                          (20,175,909)
            Net loss for the year according to U.S. GAAP                   (251,572)
                                                                       ------------

            DEFICIT, END OF YEAR                                       $(20,427,481)
                                                                       ============

            Under Canadian GAAP, temporary decline in value of long-term investment is not being written-down to its estimated realizable value. Under U.S. GAAP, this investment is being classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, and is reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, as other comprehensive income (loss). See the reconciliation within this footnote detailing U.S. GAAP treatment. Accumulated other comprehensive losses totaled $82,111 and $49,734 at December 31, 2002 and 2001, respectively.

      (b) ACCOUNTING FOR STOCK OPTIONS AND PRO-FORMA DISCLOSURES REQUIRED UNDER SFAS 123

            Issued by the Financial Accounting Standards Board in October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) established financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost of those plans using the intristic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

            Entities electing to remain with the accounting in Opinion 25 must make pro-forma disclosures of net income and, if presented, earnings per share, as if the fair value methods of accounting defined by SFAS 123 had been applied.

                                                                       PAGE XXVI


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

            No compensation expense has been charged to the consolidated statement of income (loss) for the plan for the years ended December 31, 2002, 2001, and 2000. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method under SFAS 123, the Company's net income (loss) and income (loss) per share would have been reported as the pro-forma amounts indicated in the table below. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6%, dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                                             CANADIAN           U.S.
                                                                               GAAP             GAAP
                                                                           AS REPORTED        PRO-FORMA
                                                                           -----------        ---------
            2002                                                                $                 $
            Net income                                                        634,950          613,705
            Net earnings per share:
                 Basic                                                           0.12             0.11
                 Fully diluted                                                   0.11             0.10
            Weighted average fair value of options granted during
                 this period                                                       --               --

                                                                             CANADIAN           U.S.
                                                                               GAAP             GAAP
                                                                           AS REPORTED        PRO-FORMA
                                                                           -----------        ---------
            2001                                                                $                 $
            Net loss                                                         (327,258)        (389,186)
            Net loss per share:
                 Basic                                                          (0.08)            0.10
                 Fully diluted                                                  (0.08)            0.10
            Weighted average fair value of options granted during
                 this period                                                       --             0.43

                                                                             CANADIAN           U.S.
                                                                               GAAP             GAAP
                                                                           AS REPORTED        PRO-FORMA
                                                                           -----------        ---------
            2000                                                                $                 $
            Net loss                                                         (251,572)        (450,063)
            Net loss per share:
                 Basic                                                          (0.09)           (0.15)
                 Fully diluted                                                  (0.09)           (0.15)
            Weighted average fair value of options granted during
                 this period                                                       --             0.47

                                                                      PAGE XXVII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      (c)   COMPREHENSIVE INCOME (LOSS)

            Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income (loss) and its components and requires restatement of all previously reported information for comparative purposes. The following table reconciles net income
            (loss) as reported on a Canadian basis and comprehensive income
            (loss) for United States accounting purposes. In the years ended December 31, 2001 and 2002, the difference relates to the accounting treatment of the Company's ownership in interest bearing bonds, as described in Footnote 6.

                                                 2002             2001            2000
                                               ---------       ---------       ---------
            Net income (loss) as reported      $ 634,950       $(327,258)      $(251,572)
            Other comprehensive loss             (32,377)        (49,734)             --
                                               ---------       ---------       ---------
            Comprehensive income (loss)        $ 602,573       $(376,992)      $(251,572)
                                               =========       =========       =========

      (d)   RECENT ACCOUNTING PRONOUNCEMENTS

            (i)   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 (SFAS 143)

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

            (ii)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 (SFAS 144)

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting or reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations for long-lived assets. The Company adopted this statement on January 1, 2002 and it did not have a material impact on the Company's financial statements.

            (iii) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145 (SFAS 145)

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding existing pronouncements, SFAS No. 145 precludes companies from recording gains and losses from the extinguishments of debt as an extraordinary item. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

                                                                     PAGE XXVIII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

            (iv)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146 (SFAS 146)

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and is not expected to have a material impact on the Company's financial statements.

            (v)   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 148 (SFAS 148)

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair market value method and, if so, when to begin transition to that method.

            (vi) FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 45 (FIN 45)

                  In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial statements.

17.   COMMITMENTS

      OPERATING LEASES

      The Company's office space and certain field and office equipment are leased under operating leases. Lease rental expense for the years ended December 31, 2002, 2001 and 2000 was $134,302, $156,482, and $147,460
      respectively. At December 31, 2002, future minimum lease payments under current leases totaled $120,800 in 2003 and $12,000 annually from 2004 through 2007.

18.   PRIOR PERIOD ADJUSTMENT

      The Company adopted the provisions of Accounting Guideline AcG-11 in assessing the recoverability of the carrying amount of the mining property and related expenditures that were previously capitalized. Absence of a projection as required by AcG-11 and the lack of an operating track record of the Company in this industry, the Company wrote-off the remaining cost of mining property in 2000. In accordance with AcG-11 guidelines, the write-off has been accounted for as a change in accounting policy and applied retroactively without restatement of the financial statements of prior periods. Accordingly, opening balance of deficit as at January 1, 2000 has been increased by $4,450,000 in which the requirements of AcG-11 were first applied.

                                                                       PAGE XXIX


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

19.   SUBSEQUENT EVENTS

      In January 2003, the Company completed financing relating to its private placement of 10% convertible unsecured notes due May 1, 2007. At December 31, 2002, the Company had raised $420,000 relating to this offering, with an additional $600,500 being raised subsequent to the financial statement date. See Note 9 for further details on this offering.

      In January 2003, the Company's long-term debt increased by an additional $465,000 relating to its private placement of 4% convertible unsecured notes due November 1, 2007. Interest is payable semi-annually on May 1 and November 1, commencing on May 1, 2003. At the option of the holder, the note is convertible to shares of common stock at the rate of $0.85 per share.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                                                        PAGE XXX


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000


20.   SUPPLEMENTAL OIL AND GAS INFORMATION

      RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                             2002             2001          2000
                                                          ----------       --------       --------
                                                              $                 $             $
      Revenues                                             1,204,111        890,662        833,983
      Production costs                                       673,227        740,479        721,593
      Depreciation, depletion, and amortization              556,560        284,999        268,254
                                                          ----------       --------       --------

      Results of operations for producing activities         (25,676)      (134,816)      (155,864)
                                                          ==========       ========       ========

      CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCTION ACTIVITIES

      The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                              2002            2001           2000
                                                           ----------      ----------      ---------
                                                                $              $                $
      Proved properties                                    10,457,680       9,447,455      8,265,034
      Unproved properties                                     419,737         180,343         30,750
      Pipelines, equipment, and other interests               806,924         679,850        481,338
                                                           ----------      ----------      ---------
                                                           11,684,341      10,307,648      8,777,122
      Accumulated depreciation, depletion, and
      amortization                                          2,004,792       1,473,561      1,188,563
                                                           ----------      ----------      ---------
                                                            9,679,549       8,834,087      7,588,559
                                                           ==========      ==========      =========

      COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

      The costs incurred by the Company in its oil and gas activities during fiscal years 2002, 2001, and 2000 are as follows:

                                                              2002            2001           2000
                                                           ----------      ----------      ---------
                                                               $               $              $
      Property acquisition costs:
           Unproved properties                                239,394         149,593         30,750
           Proved properties                                  999,538       1,224,339      2,981,285
           Developed costs                                    127,075         198,512        262,258

                                                                       PAGE XXXI


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

                                                          GAS             OIL
                                                      -----------       --------
                                                         (MCF)           (BBLS)
      BALANCE AT DECEMBER 31, 1999                     11,606,757         66,722

      Purchase of reserves in place                       584,908             --
      Current additions                                 5,022,110         19,670
      Transfers/sales of reserves in place             (1,171,980)            --
      Revision to previous estimates                   (1,852,988)        18,892
      Production                                         (216,503)       (11,621)
                                                      -----------       --------

      BALANCE AT DECEMBER 31, 2000                     13,972,304         93,663

      Purchase of reserves in-place
      Extensions discoveries and other additions        1,758,793             --
      Transfers/sales of reserves in place               (990,461)            --
      Revisions to previous estimates                  (4,434,794)        54,984
      Production                                         (219,429)       (15,879)
                                                      -----------       --------

      BALANCE AT DECEMBER 31, 2001                     10,086,413        132,768

      Purchase of reserves in place                        47,352          4,010
      Current additions                                 8,332,816             --
      Transfers/sales of reserves in place               (818,723)            --
      Revision to previous estimates                    3,421,386         (8,568)
      Production                                         (248,945)       (12,112)

                                                      -----------       --------

      BALANCE AT DECEMBER 31, 2002                     20,820,299        116,098
                                                      ===========       ========

                                                                      PAGE XXXII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000


      SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

                                                                                       GAS               OIL
                                                                                    ---------          -------
                                                                                      (MCF)             (BBLS)
              Proved development reserves at:
                 December 31, 2002                                                  4,614,165          106,106
                 December 31, 2001                                                  5,881,153          123,186
                 December 31, 2000                                                  4,424,552           83,774

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

                                                                      2002        2001        2000
                                                                    -------      ------      ------
                                                                       $            $          $
                                                                           (IN THOUSANDS)
      Future cash inflows                                           103,904      26,148      75,525
         Future production and development costs                     30,954      10,521      21,120
         Future income tax expenses                                  18,783       2,322      12,237
                                                                    -------      ------      ------
                                                                     54,167      13,305      42,168

      Future net cash flows
         Less 10% annual discount for estimated timing of
            cash flows                                               33,215       8,254      26,386
                                                                    -------      ------      ------

      Standardized measure of discounted future net cash flows       20,952       5,051      15,782
                                                                    =======      ======      ======

                                                                     PAGE XXXIII


                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)

                        DECEMBER 31, 2002, 2001, AND 2000

      SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

      The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                        2002          2001          2000
                                                                      -------       -------       -------
                                                                         $             $             $
                                                                                    (IN THOUSANDS)
      BALANCE, BEGINNING OF YEAR                                        5,051        15,782         5,038

      Increase (decrease) in discounted future net cash flows:
         Sales and transfers of oil and gas net of related costs         (712)         (392)         (723)
         Net changes in prices and production costs                     9,098        (7,103)        6,959
         Revisions of previous quantity estimates                       3,110        (2,281)       (2,390)
         Extensions, discoveries and improved recovery
            less related costs                                         10,347           568           686
         Purchases of reserves in place                                   174            --         1,137
         Accretion of discount                                            505         1,578           504
         Net change in future income taxes                             (6,384)       (3,781)        4,338
         Other                                                           (237)          680           233
                                                                      -------       -------       -------

      BALANCE, END OF YEAR                                             20,952         5,051        15,782
                                                                      =======       =======       =======