Form 10QSB
period 2003-03-31
DAUGHERTY RESOURCES INC
filed 2003-05-12
CIK 746834

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                  -------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

        The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 9, 2003, was 6,345,772.

        Transitional Small Business Disclosure Format (check one): Yes ___ No
_X_.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        The information required by this Item 1 appears on pages I through XIX of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF GENERAL OPERATIONS.

        The following is a discussion of Daugherty Resources' financial condition and results of operations. This discussion analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrant during the periods presented. It should be read in conjunction with the accompanying Financial Statements of Daugherty Resources described in Item 1 of this report. Reliance upon such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of Daugherty Resources to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurances that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of Daugherty Resources will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of General Operations," which are not historical facts may be forward-looking statements (See "Forward-Looking Statements" herein at page 9).

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

        During the first quarter of 2003, Daugherty Resources raised $1,065,500 from two (2) private placement debt offerings. A 10% convertible unsecured offering maturing May 1, 2007, which closed in January and had raised $420,000 through December 31, 2002, raised an additional $600,500 during the period. Proceeds of $465,000 from a private placement of 4% convertible unsecured notes due November 1, 2007 were also received during the three-month period ending March 31, 2003.

        In order to provide more liquidity and working capital, Daugherty Resources, through its wholly-owned subsidiary, has continued to seek oil and gas acquisitions and drill wells in its area of interest. During 2002 and the first quarter of 2003, management continued to invest in areas that are crucial to developing an infrastructure suitable for the future growth of the Company, positioning the Company to take advantage of growth by acquisition and drilling. Historically, acquisitions have been completed using Daugherty Resources' stock, in whole or part, to pay for the acquisitions. Generally, acquisitions include interests in wells and the right to operate the wells.

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

        For the three-month period ending March 31, 2003, Daugherty Resources drilled twenty-nine (29) natural gas wells (7.3747 net wells), all of which were capable of producing natural gas. By comparison, for the same period of 2002, Daugherty Resources drilled seventeen (17) natural gas wells (4.9874 net wells). Drilling operations for the first three months of 2003 were related to two (2) year-end 2002 drilling programs that raised $8.775 million, and resulted in drilling of 39 program wells. Ten (10) of the natural gas wells were drilled in the third and fourth quarters of 2002. Daugherty Petroleum participated for a 25.43% interest in the partnership drilling.

        During the first quarter of 2003, Daugherty Petroleum began a 15 well private placement partnership drilling program and will participate for a 25.75% interest in up to 15 natural gas wells. In addition, Daugherty Petroleum entered into a joint venture drilling program whereby Daugherty Petroleum will receive a 25% interest in up to 15 natural gas wells. As of May 9, 2003, drilling operations have begun on two (2) of the program wells. Additionally, Daugherty Petroleum anticipates sponsoring a year-end drilling program totaling at least 30 wells. Discussion with potential joint venture partners, and formation of additional year-end programs, could result in additional wells being drilled.

        Daugherty Resources' working capital balance is not a good indicator of liquidity because it fluctuates as a result of the timing and the amount of drilling the Company is able to finance. Working capital as of March 31, 2003 was $400,787. This compares to a negative $1,513,571 as of December 31, 2002 and a negative $1,253,976 as of March 31, 2002. Historically, oil and gas activities have been funded from cash flow, bank borrowing, equity capital and the sale of well interests in joint venture partnerships.

        At March 31, 2003, as compared to December 31, 2002, current assets decreased by $2,648,702 to $5,235,465, primarily due to a $2,415,882 decrease in cash and cash equivalents. This substantial decrease resulted from first quarter drilling activities relating to the Company's two (2) year-end drilling programs that closed on December 31, 2002. The programs funded drilling operations for 39 natural gas wells, 29 of which were drilled, and therefore financed, in the first quarter of 2003. Additionally, accounts receivable balances decreased $18,948 to $309,087, prepaid expenses and other current assets decreased $237,126 from $460,663 to $223,537 and the current portion of related party loans increased $23,254 to $87,416.

        At March 31, 2003, as compared to December 31, 2002, current liabilities decreased by $4,563,060, from $9,397,738 to $4,834,678. This substantial decrease was primarily driven by the $5,905,000 decrease in customers' drilling deposits that resulted from the December 31, 2002 closing of Daugherty Petroleum's year-end drilling programs and the related drilling during the first quarter of 2003. Partially offsetting the decrease in customers' drilling deposits were increases in accounts payable and accrued liabilities of $173,371 and $1,190,019, respectively, due to increased drilling operations and costs relating to the completion of wells drilled during the three-month period ending March 31, 2003. Additionally, the current portion of long-term debt decreased to $170,891 based on scheduled maturities of existing debt instruments.

        Management does not believe that its working capital position will have a material or substantial negative impact on Daugherty Resources' financial position, results of operations or liquidity in future periods due to the following:

    - The drilling activity in 2002 and first quarter 2003 will result in substantially more oil and gas production to our Company. In the last quarter 2002 and the first quarter of 2003, Daugherty Petroleum drilled a total of

        37 successful wells. Furthermore, throughout the third and fourth quarters of 2002 and into 2003, gas prices have rebounded to reflect market demand and these increased prices will positively affect oil and gas revenue for the foreseeable future based on future price indicators.

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

        A significant amount of revenue is received from related party transactions whereby Daugherty Petroleum sponsors and conducts development drilling programs for its own account and for others. Generally, most of the revenue from contract drilling activity is received from drilling partnerships formed and managed by Daugherty Petroleum as managing general partner. Typically, the investor partners own a 75% interest in the partnerships and Daugherty Petroleum retains a 25% interest for its equity contribution to each drilling program, increasing to 40% upon return of partners' investment. For 2002, Daugherty Petroleum participated in two (2) drilling programs that raised a total of $8.775 million that allowed Daugherty Petroleum to drill a total of 39 wells by March 31, 2003. Based on the success of the year-end drilling programs, Daugherty Petroleum plans to drill 60 wells during 2003. The Company is currently sponsoring a 15 well drilling program and participating for a 25% interest in another joint venture 15 well drilling program. Additionally, Daugherty Petroleum anticipates sponsoring a year-end program totaling at least 30 wells. The Company may also enter into joint venture arrangements with industry partners or a small group of investor partners and retain up to a 50% working interest in any wells drilled. As a result, Daugherty Petroleum is subject to substantial cash commitments at the closing of the partnership or joint ventures.

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

        In addition, Daugherty Petroleum also receives revenues from production revenue from its equity position in each well together with revenue associated with the gathering and compression of the natural gas. A portion the natural gas production is handled by Knox Compression, a limited liability company owned by the management of Daugherty Petroleum.

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

        Daugherty Resources believes its cash flow resulting in operating revenues will contribute significantly to its short-term financial commitments and operating costs, and has continued to refine its long-term strategy in 2003 to meet the financial obligations of Daugherty Resources. This strategy includes:

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

RESULTS OF OPERATIONS

        For the three-month period ending March 31, 2003, Daugherty Resources' gross revenues increased $4,826,926 to $8,830,854, from $4,003,928 for the same period in 2002. During the first quarter of 2003, Daugherty Resources' gross revenues were derived from contract drilling revenues of $8,033,000 (91%), oil and gas production revenues of $529,004 (6%), and gas transmission and compression revenues of $268,850 (3%). The 121% increase in total gross revenues contributed to Daugherty Resources' net income of $2,082,812 for the quarter ended March 31, 2003, compared to net income of $963,192 for the three-month period ended March 31, 2002.

        The increase in gross revenues of $4,826,926 was primarily attributable to an increase in contract drilling, resulting from interest of investors and joint venture partners in drilling programs sponsored by Daugherty Petroleum. The increased interest was due to a variety of factors including, but not limited to, higher energy prices, underperformance of other investment vehicles in the United States and abroad, significant tax benefits currently available to investors, and public awareness of natural gas drilling programs and possible natural gas shortages. The capital raised by the year-end programs reflected a 60% increase in participation compared to the Company's 2001 drilling programs. During the three-month period ended March 31, 2003, the Company drilled 29 natural gas wells (7.3747 net wells), in conjunction with the Company's two (2) year-end drilling programs that closed on December 31, 2002, all of which were capable of producing natural gas. By comparison, during the first quarter of 2002, Daugherty Resources drilled 17 successful natural gas wells (4.9874 net wells). The 29 wells drilled during the three months ended March 31, 2003 exceeded the total number of wells drilled by the Company during all of 2002, when 27 wells were drilled.

        In addition to an increase in contract drilling revenues, revenues from oil and gas production increased $293,453, to $529,004 for the three months ended March 31, 2003. This increase was due to greater production from wells put on line subsequent to March 31, 2002, as well as significantly higher natural gas prices compared to the first quarter of 2002.

        During the three-month period ending March 31, 2003, total direct expenses increased by $1,616,212 to $3,819,368, compared to $2,203,156 for the same period in 2002. The overall increase in direct costs was primarily due to contract drilling expenses, which increased $1,618,531, or 91%, during the three months ended March 31, 2003, the result of Daugherty Resources drilling activities during the period. However, in proportion to contract drilling revenues, direct expenses from drilling operations were contained, mainly due to economies of scale, control of field overhead expenses, and the drilling of several wells at more shallow depths than in 2002, thus decreasing variable drilling costs paid to independent drilling companies and lowering well completion expenditures. Oil and gas production expenses increased $121,867 from $194,147 for the quarter ending March 31, 2002 compared to $316,014 for the quarter ending March 31, 2003. Offsetting this increase was a decrease of $124,186 in gas transmission and compression expenses, to $108,189 for the three-month period ending March 31, 2003.

        The Company's selling, general and administrative expenses increased to $2,692,215 for the three-month period ending March 31, 2003, as compared to $639,661 a year ago. This substantial increase was mainly due to enhanced selling and promotional charges relating to the Company's two (2) year-end 2002 drilling programs. As 29 of the 39 programs wells were drilled during the three-month period ending March 31, 2003, a proportionate share of selling costs were expensed during the period to match the related revenue. Additionally, general and administrative expenses increased due to expanding operations, including increased salary and other employee related expenses.

        Depreciation, depletion and amortization increased $39,700 during the three-month period ending March 31, 2003, to $179,080, the result of additions to oil and gas properties and general property and equipment. A larger level of long-term debt increased interest expense $9,927 from $72,526 for the quarter ending March 31, 2002, compared to $82,453 for the quarter ended March 31, 2003. Interest income during the period increased $14,841 to $28,828, while other net expenses totaled $3,754 during the first quarter of 2003.

        Sentra Corporation, Daugherty Resources' natural gas utility subsidiary, had revenue for the three months ended March 31, 2003 of $115,752, compared with $65,289 for the three months ended March 31, 2002. As of March 31, 2003, Sentra had 188 customers, 64 of which were commercial and agri-business accounts. Sentra expects high demand for natural gas service because of the ease of usage, economy and reliability of natural gas. Further, demand is expected to increase because of continued growth and acceptance of natural gas by the chicken industry that is a major segment the economy in Sentra's service areas.

        Sentra has continued its agreement with Clay Gas Utility District of Celina, Tennessee to manage its business, which currently consists of 162 customers, including 29 industrial, commercial and agri-business connections. Sentra also reads Clay Gas' meters, issue its bills and collects its receivables. Daugherty purchases the natural gas it sells to the utilities from a gas marketing company that delivers the gas to the utilities sales meter on the Texas Eastern Transmission line in Monroe County, Kentucky. The two contracts are scheduled to expire July 31, 2003.

        Daugherty Resources believes there are several factors that will increase revenues in the year 2003, including increased oil and gas production from its interests in the wells drilled in 2002 and the first quarter of 2003, continued strong prices of natural gas, and the resulting expansion of its gas gathering system to allow more gas production to be transported to market. In addition, natural gas prices should create more interest in Daugherty Resources drilling programs, which would increase turnkey drilling revenues.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    List of Documents Filed with this Report.

                                                                                             PAGE
                                                                                             ----
        (1)    Condensed Consolidated Balance Sheet as of March 31, 2003                    II-III

               Condensed Consolidated Statement of Operations and Deficit for the
                  three months ended March 31, 2003                                           IV

               Condensed Consolidated Statement of Cash Flows for the three months
                  ended March 31, 2003                                                       V-VI

               Notes to Condensed Consolidated Financial Statements                         VII-XIX

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

          24     Powers of Attorney.

         99.1    Certification of William S. Daugherty, President and CEO.

         99.2    Certification of Michael P. Windisch, Chief Financial Officer.

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


Dated: May 9, 2003

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

             SIGNATURE                               TITLE                                   DATE
             ---------                               -----                                   ----
/s/ William S. Daugherty               Chairman of the Board, President,
------------------------                  Director of the Registrant                  May 9, 2003
William S. Daugherty


/s/ Michael P.Windisch                       Chief Financial Offer
----------------------                         of the Registrant                      May 9, 2003
Michael P. Windisch


/s/ James K. Klyman *
---------------------
James K. Klyman                           Director of the Registrant                  May 9, 2003


/s/ Charles L. Cotterell *
--------------------------
Charles L. Cotterell                      Director of the Registrant                  May 9, 2003







*By  /s/ William S. Daugherty
     ------------------------
     William S. Daugherty
     Attorney-in-Fact

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


Date: May 9, 2003



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


Date: May 9, 2003



/s/ Michael P. Windisch
-----------------------
Michael P. Windisch
Chief Financial Officer

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                                 MARCH 31, 2003

                                    CONTENTS

                                                                                         PAGE
REVIEW ENGAGEMENT REPORT                                                                     I

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                                           II-III

Statement of Operations and Deficit                                                         IV

Statement of Cash Flows                                                                   V-VI

Notes to Financial Statements                                                          VII-XIX

                                                                          PAGE I






                            REVIEW ENGAGEMENT REPORT


To the Directors of
DAUGHERTY RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES, INC. as at March 31, 2003 and the condensed consolidated statements of operations and deficit, and cash flows for the three months ended March 31, 2003. Our review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in Canada, the balance sheet as at December 31, 2002 and the related statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 23, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet, as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
May 6, 2003

                                                                         PAGE II



                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003


                                     ASSETS

                                                                 MARCH 31, 2003     DECEMBER 31, 2002
                                                                ----------------   -------------------
CURRENT
     Cash and cash equivalents                                   $    4,615,425     $      7,031,307
     Accounts receivable                                                309,087              328,035
     Prepaid expense and other asset                                    223,537              460,663
     Loans to related parties (Note 4)                                   87,416               64,162
                                                                ----------------   -------------------
                                                                      5,235,465            7,884,167

BONDS AND DEPOSITS                                                       41,000               41,000

OIL AND GAS PROPERTIES (Note 2)                                      11,096,483            9,679,549

PROPERTY AND EQUIPMENT (Note 3)                                       1,255,421              918,855

LOANS TO RELATED PARTIES (Note 4)                                       666,539              711,658

INVESTMENT (Note 5)                                                     119,081              119,081

DEFERRED FINANCING COSTS (Note 6)                                        36,666               43,546

GOODWILL (Note 7)                                                       313,177              313,177
                                                                ----------------   -------------------


                                                                 $   18,763,832     $     19,711,033
                                                                ================   ===================







The accompanying notes are an integral part of these consolidated financial statements.

                                                                        PAGE III



                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003


                                   LIABILITIES

                                                             MARCH 31, 2003     DECEMBER 31, 2002
                                                            ----------------   -------------------
CURRENT
    Bank loans (Note 8)                                      $      134,162      $      134,162
    Accounts payable                                              1,268,312           1,094,941
    Accrued liabilities                                           2,402,113           1,212,094
    Customers' drilling deposits                                    859,200           6,764,200
    Long-term debt (Note 9)                                         170,891             192,341
                                                            ----------------   -------------------
                                                                  4,834,678           9,397,738



LONG-TERM DEBT (Note 9)                                           5,060,801           4,027,198
                                                            ----------------   -------------------
                                                                  9,895,479          13,424,936
                                                            ----------------   -------------------


                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 10)
AUTHORIZED
      5,000,000  Preferred shares, non-cumulative,
                 convertible
    100,000,000  Common shares

ISSUED
        226,354  Preferred shares (2002 - 558,476)                  417,489          1,784,493
      6,345,207  Common shares (2002 - 5,505,670)                26,456,245         24,589,797
         21,100  Common shares held in treasury, at cost            (23,630)           (23,630)

TO BE ISSUED
         24,887  Common shares to be issued                          55,226             55,226
                                                            ----------------   -------------------
                                                                 26,905,330         26,405,886

DEFICIT                                                         (18,036,977)       (20,119,789)
                                                            ----------------   -------------------
                                                                  8,868,353          6,286,097
                                                            ----------------   -------------------

                                                             $   18,763,832     $   19,711,033
                                                            ================   ===================





The accompanying notes are an integral part of these consolidated financial statements.

                                                                         PAGE IV



                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31
                                                                    2003               2002
                                                               ----------------   ---------------
REVENUE
Contract drilling (Not less than 95% attributable to related
     party transactions)                                       $   8,033,000      $   3,484,000
Oil and gas production                                               529,004            235,551
Gas transmission and compression                                     268,850            284,377
                                                               ----------------   ---------------
                                                                   8,830,854          4,003,928
                                                               ----------------   ---------------
DIRECT EXPENSES
Contract drilling                                                  3,395,165          1,776,634
Oil and gas production                                               316,014            194,147
Gas transmission and compression                                     108,189            232,375
                                                               ----------------   ---------------
                                                                   3,819,368          2,203,156
                                                               ----------------   ---------------

GROSS PROFIT                                                       5,011,486          1,800,772
                                                               ----------------   ---------------

OTHER INCOME (EXPENSE)
Selling, general and administrative                               (2,692,215)          (639,661)
Depreciation, depletion and amortization                            (179,080)          (139,380)
Interest expense                                                     (82,453)           (72,526)
Interest income                                                       28,828             13,987
Other, net                                                            (3,754)             -
                                                               ----------------   ---------------
                                                                  (2,928,674)          (837,580)
                                                               ----------------   ---------------

INCOME BEFORE INCOME TAXES                                         2,082,812            963,192
                                                               ----------------   ---------------

INCOME TAX EXPENSE
Current                                                              791,469            366,013
Deferred                                                            (791,469)          (366,013)
                                                               ----------------   ---------------
                                                                       -                  -
                                                               ----------------   ---------------

NET INCOME FOR THE PERIOD                                          2,082,812            963,192

DEFICIT, BEGINNING OF PERIOD                                      (20,119,789)       (20,754,739)
                                                               ----------------   ---------------

DEFICIT, END OF PERIOD                                         $  (18,036,977)    $  (19,791,547)
                                                               ================   ===============

NET INCOME PER SHARE
Basic                                                                $0.36              $0.19
                                                                     =====              =====
Fully diluted                                                        $0.25              $0.16
                                                                     =====              =====




The accompanying notes are an integral part of these consolidated financial statements.

                                                                          PAGE V



                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31
                                                                 2003              2002
                                                            ---------------   ---------------
OPERATING ACTIVITIES
    Net income for the period                               $   2,082,812     $      963,192
    Adjustments to reconcile net income for the period to
        net cash used in operating activities:
      Incentive bonus paid by common shares                       236,130            109,620
      Depreciation, depletion and amortization                    179,080            139,380
      Loss on sale of assets                                        3,795              -
      Changes in assets and liabilities:
        Accounts receivable                                        18,948             69,538
        Prepaid expenses and other assets                         237,126             (1,635)
        Accounts payable                                          287,497             (6,350)
        Accrued liabilities                                     1,190,019            560,968
        Customers' drilling deposits                           (5,905,000)        (2,703,000)
                                                            ---------------   ---------------

           Net cash used in operating activities               (1,669,593)          (868,287)
                                                            ---------------   ---------------

INVESTING ACTIVITIES

    Proceeds from sale of assets                                    3,245              -
    Purchase of property and equipment                           (375,806)           (42,484)
    (Increase) decrease in loans to related parties                21,865           (198,297)
    Purchase of investment                                          -                 (9,827)
    Additions to oil and gas properties, net                   (1,556,934)          (329,884)
                                                            ---------------   ---------------

           Net cash used in investing activities               (1,907,630)          (580,492)
                                                            ---------------   ---------------

FINANCING ACTIVITIES
    Net payments on short-term borrowings                           -                 (4,820)
    Issue of common shares                                        149,188              -
    Proceeds from issuance of long-term debt                    1,065,500              -
    Payments of long-term debt                                    (53,347)           (33,041)
                                                            ---------------   ---------------

           Net cash provided by (used in) financing             1,161,341            (37,861)
           activities
                                                            ---------------   ---------------

CHANGE IN CASH AND CASH EQUIVALENTS                            (2,415,882)        (1,486,640)

CASH AND CASH EQUIVALENTS, beginning of period                  7,031,307          2,244,420
                                                            ---------------   ---------------

CASH AND CASH EQUIVALENTS, end of period                    $   4,615,425     $      757,780
                                                            ===============   ===============




The accompanying notes are an integral part of these consolidated financial statements.

                                                                         PAGE VI



                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31
                                                              2003               2002
                                                         ----------------   ---------------
SUPPLEMENTAL DISCLOSURE
Interest paid during the period                          $     104,578      $      91,540

Income taxes paid during the period                      $       -          $       -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Preferred shares issued for acquisition of oil and gas
properties and settlement of debt                        $       -          $     418,785

Common shares issued for the payment of accounts         $     114,126      $     155,031
payable








The accompanying notes are an integral part of these consolidated financial statements.

                                                                       PAGE VIII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada, which except as described in Note 14, conform, in all material respects, with the accounting principles generally accepted in the United States of America.

    (a) GENERAL

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position as at March 31, 2003 and condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

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

    (d) RECLASSIFICATIONS

        Certain amounts included in the prior period condensed consolidated financial statements have been reclassified to conform with current period presentation.

                                                                         PAGE IX

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003


2.  OIL AND GAS PROPERTIES

                                                         MARCH 31, 2003                    DECEMBER 31,
                                                                                               2002
                                            ------------------------------------------    ----------------

                                                           ACCUMULATED
                                               COST        AMORTIZATION       NET               NET
                                            -----------    ------------    -----------    ----------------
                                                $               $              $                 $
   Proved oil and gas properties            11,998,380       2,019,472      9,978,908           8,576,375
   Unproved oil and gas properties             419,737             -          419,737             419,737
   Wells and related equipment                 823,158         125,320        697,838             683,437
                                            -----------    ------------    -----------    ----------------

   TOTAL OIL AND GAS PROPERTIES             13,241,275       2,144,792     11,096,483           9,679,549
                                            ===========    ============    ===========    ================

3.  PROPERTY AND EQUIPMENT

                                                         MARCH 31, 2003                    DECEMBER 31,
                                                                                               2002
                                            ------------------------------------------    ----------------

                                                           ACCUMULATED
                                               COST        AMORTIZATION       NET               NET
                                            -----------    ------------    -----------    ----------------
                                                $               $              $                 $
   Land                                         12,908            -            12,908              12,908
   Building improvements                        14,083           1,925         12,158               4,471
   Machinery and equipment                     909,596         157,082        752,514             625,086
   Office furniture and fixtures               126,666          87,003         39,663              18,176
   Aircraft                                    275,000          12,009        262,991             116,146
   Vehicles                                    314,127         138,940        175,187             142,068
                                            -----------    ------------    -----------    ----------------

   TOTAL PROPERTY AND EQUIPMENT              1,652,380         396,959      1,255,421             918,855
                                            ===========    ============    ===========    ================

4.  LOANS TO RELATED PARTIES

    The loans to related parties represent loans receivable from officers of the Company and certain shareholders totaling $582,526 and $604,379 at March 31, 2003 and December 31, 2002, respectively, bearing interest at 6% per annum, payable monthly from production revenues for a period of five to ten years with a balloon payment at maturity date. The loans are collateralized by the related parties ownership interest in drilling partnerships with DPI. The loans receivable from the officers of DPI totaling $171,429 and $171,441, respectively, are non-bearing and unsecured.

5.  INVESTMENT

    The Company's investment of $119,081 relates to holdings in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority. The bonds bear interest at rates ranging from 7% to 8.25% per annum with maturity dates of July 1, 2004 and July 1, 2010. Through its wholly-owned subsidiary Daugherty Petroleum, the Company has paid $119,081 for bonds with a face value of $154,040. As of March 31, 2003 and December 31, 2002, the estimated market value of DPI's interest in all Galax bonds was $36,970.

                                                                          PAGE X

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003


    In accordance with accounting principles generally accepted in Canada, the investments are carried at cost in the Company's financial statements. For United States purposes, the investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

6.  DEFERRED FINANCING COSTS

    Financing costs totaling $137,607 incurred in 1999 in connection with the issuance of 10% convertible secured notes payable have been capitalized and amortized over the life of the indebtedness. Accumulated amortization amounted to $100,941 and $94,061 at March 31, 2003 and December 31, 2002, respectively.

7.  GOODWILL

    In conjunction with Daugherty Resources' 1993 acquisition of its wholly-owned subsidiary, Daugherty Petroleum, the Company recorded goodwill of $1,789,564, which was recorded at cost and amortized over 10 years on a straight-line basis. Unamortized goodwill as of December 31, 2001 was $313,177.

    On January 1, 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets", which is the Canadian equivalent of Statement of Financial Accounting Standards No. 142 for accounting principles generally accepted in the United States of America. Under the new standard, goodwill is no longer amortized, but rather tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year. The Company's impairment test was completed in October 2002 and there was no impairment of goodwill. As such, accumulated amortization remained $1,476,387 at December 31, 2002 and March 31, 2003.

8.  BANK LOANS

                                                       MARCH 31, 2003      DECEMBER 31, 2002
                                                      ------------------   ------------------
        NOTE PAYABLE bearing interest at 4.71% per
        annum, maturing January 15, 2004, and
        collateralized by a certificate of deposit
        amounting to $135,367.                        $         134,162    $         134,162

                                                      ------------------   ------------------
                                                      $         134,162    $         134,162
                                                      ------------------   ------------------

9.  LONG-TERM DEBT

    On July 8, 1986, the Company purchased the mineral property on Unga Island, Alaska, for debt in the amount of $854,818. The debt is non-interest bearing, payable at $2,000 per month, until fully paid, and is secured by deeds of trust over the Unga Island mineral claims and certain buildings and equipment located thereon.

    The purchase agreement also provides for the payment of monthly royalties at 4% of net smelter returns or net revenue as defined in the agreement. Any royalties paid reduce the amount of the purchase price payable above. The obligation is stated at its remaining face value of $434,818 at March 31, 2003 and has not been discounted.

                                                                         PAGE XI

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003


                                                        MARCH 31, 2003      DECEMBER 31, 2002
                                                      ------------------   -------------------
NOTE PAYABLE as outlined above.                       $         434,818    $         438,818

10% CONVERTIBLE NOTES mature July 31, 2004,
collateralized by DPI's mining properties.
Interest is payable semi-annually on February 1
and August 1, commencing on February 1, 2000. At
the option of the holder, the note is
convertible on or before July 31, 2004 to shares
of common stock at the rate of 368.8132 shares
per each $1,000 principal amount of the notes.
The Company may redeem, at any time, the notes
in whole or part at 100% of principal amount
plus accrued interest through the date of
redemption.                                                     850,000              850,000

NOTE PAYABLE TO KEYBANK NATIONAL ASSOCIATION
maturing July 31, 2004. Variable interest at the
bank's prime rate plus 1.25%, which may vary
based upon certain conditions in the credit
agreement is payable monthly. The interest rate
at March 31, 2003 was 5.5%. The total available
credit under the terms of the note is
$10,000,000. The maximum amount of funding
available is limited to the Company's borrowing
base, which is redetermined semi-annually. The
borrowing base at March 31, 2003, was
$2,350,000. The note is secured by a general
lien on all corporate assets, a first mortgage
on oil and gas interests and pipelines, and
assignments of major oil and gas and
transportation contracts.                                     2,247,984            2,247,984

10% CONVERTIBLE UNSECURED NOTES maturing May 1,
2007. Interest is payable semi-annually on May 1
and November 1, commencing on November 1, 2002.
At the option of the holder, the notes are
convertible on or before May 1, 2007 to shares
of common stock at the rate of 666.667 shares
per each $1,000 principal amount of notes. The
Company may redeem, at any time, the notes in
whole or in part at 100% of principal amount
plus accrued interest through the date of
redemption.                                                   1,020,500              420,000

                                                                        PAGE XII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003



                                                        MARCH 31, 2003      DECEMBER 31, 2002
                                                      ------------------   -------------------
4% CONVERTIBLE UNSECURED NOTES maturing November
1, 2007. Interest is payable semi-annually on
May 1 and November 1, commencing on May 1, 2003.
At the option of the holder, the notes are
convertible on or before November 1, 2007 to
shares of common stock at the rate of 1,176.471
shares per each $1,000 of principal amount of
notes. The Company may redeem, at any time, the
notes in whole or part at 100% of principal
amount plus accrued interest through the date of
redemption.                                                     465,000                 -

VARIOUS NOTES PAYABLE, bearing interest ranging
from 6.0% to 9.5% per annum, payable monthly in
varying amounts up to 2005, collateralized by
the equipment and vehicles acquired.                             49,674               61,426

LOAN PAYABLE TO NON-AFFILIATED COMPANY, bearing
interest at 10% per annum, collateralized by the
assets and the corporate guarantee of a
wholly-owned subsidiary, payable in quarterly
payments of interest only. Principal is
currently due.                                                   64,779               64,779

NOTE PAYABLE TO A CERTAIN INDIVIDUAL, bearing
interest at 8% per annum, payable in 60
installments of $1,370, including interest,
maturing in February 2005.                                       31,190               35,704

LOANS PAYABLE TO VARIOUS BANKS with interest
rates ranging from 4.25% to 9.75% per annum,
payable monthly in varying amounts up to May 10,
2006, collateralized by receivables and various
vehicles.                                                        67,747               76,178

UNSECURED LOAN PAYABLE TO NON-AFFILIATED
COMPANY, bearing interest at 10% per annum.                        -                  24,650
                                                      ------------------   -------------------

                                                              5,231,692            4,219,539
Less:  Current portion                                          170,891              192,341
                                                      ------------------   -------------------

                                                              5,060,801            4,027,198
                                                      ==================   ===================

                                                                       PAGE XIII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003



10. CAPITAL STOCK


                                                              SHARES         AMOUNT
                                                           -------------   ------------
                                                                 #               $
        (a) PREFERRED SHARES ISSUED

            BALANCE, DECEMBER 31, 2001                        563,249       1,802,541

            Converted to common shares                         (4,773)        (18,048)
                                                           -------------   ------------

            BALANCE, DECEMBER 31, 2002                        558,476       1,784,493

            Converted to common shares                       (332,122)     (1,367,004)
                                                           -------------   ------------

            BALANCE, MARCH 31, 2003                           226,354         417,489
                                                           =============   ============


        (b) COMMON SHARES ISSUED

            BALANCE, DECEMBER 31, 2001                       4,959,112      24,184,198

            Issued for cash                                    125,000         102,500
            Issued to employees as incentive bonus             204,000         130,020
            Issued for conversion of preferred shares            4,773          18,048
            Issued for settlement of accounts payable          212,785         155,031
                                                           ------------    ------------

            BALANCE, DECEMBER 31, 2002                       5,505,670      24,589,797

            Issued for cash                                     50,000          75,000
            Issued to employees as incentive bonus             231,500         236,130
            Issued for conversion of preferred shares          371,983       1,367,004
            Issued for settlement of accounts payable          111,888         114,126
            Issued for exercise of stock options and
               warrants                                         74,166          74,188
                                                           ------------    ------------

            BALANCE, MARCH 31, 2003                          6,345,207      26,456,245
                                                           ============    ============


        (c) SHARES TO BE ISSUED

            Common Shares to be issued in connection
            with the purchase of oil and gas property           24,887          55,226
            in 1999
                                                           ============    ============

                                                                        PAGE XIV

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003




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

            Daugherty Resources follows CICA Handbook Section 3870, "Stock-based Compensation and Other Stock-based Payments" and related interpretations in accounting for options. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion 25 must make pro-forma disclosures of net income and, if presented, earnings per share, as if the fair value methods of accounting had been applied.

            No compensation expense has been charged to the condensed consolidated statement of income for periods presented as the option exercise prices are equal to the market value of the underlying stock on the date of grant. Had compensation expense for the company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income would have been $1,929,212 ($0.33 per share) for the three-month period ending March 31, 2003. As no options were granted during 2002, net income for the three-month period ending March 31, 2002 would remain the same. The fair value of each option grant was estimated on the date the grants are exercisable using the fair value recognition method, with the following assumptions: risk free interest rate of 6%, dividend yield of 0%, theoretical volatility assumption of .30, with vesting provisions and the expected lives of options of five years.

                                                                         PAGE XV

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003


OPTIONS

            For options outstanding at March 31, 2003, exercise prices range from $1.00 to $5.00 and the weighted average remaining contractual life is 2.14 years. The following table summarizes the Company's activities relating to stock options:

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                          ISSUED       EXERCISABLE        PRICE      EXPIRY
                                                        -----------    -------------    ----------   --------
                                                            #               #               $
                BALANCE, DECEMBER 31, 2001              2,486,960         2,442,515          2.02
                                                                       =============    ==========

                Expired                                  (894,000)                           3.39
                                                        -----------

                BALANCE, DECEMBER 31, 2002              1,592,960         1,592,960          1.30
                                                                       =============    ==========

                Granted for incentive bonuses             400,000                            1.02      (i)

                Expired                                   (15,000)                           5.00
                                                        -----------

                BALANCE, MARCH 31, 2003                 1,977,960         1,977,960          1.25
                                                        ===========    =============    ==========

                (i) 350,000 of these options were granted to certain employees of the Company and the remainder to non-employee members of the Board of Directors and will expire on January 2, 2008, five years from grant.

WARRANTS

            For warrants outstanding at March 31, 2003, exercise prices range from $1.12 to $4.50 and the weighted average remaining contractual life is 1.63 years. The following table summarizes the Company's activities relating to warrants:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                               ISSUED         PRICE
                                                             ------------   ----------
                                                                  #             $
               BALANCE, DECEMBER 31, 2001                    2,943,721           2.61
                                                                            ==========

               Expired                                        (500,000)          .625
                                                             ------------

               BALANCE, DECEMBER 31, 2002                    2,443,721           2.76
                                                             ------------   ==========

               BALANCE, MARCH 31, 2003                       2,443,721           2.76
                                                             ============   ==========

                                                                        PAGE XVI

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003



11. INCOME PER SHARE

    (a) BASIC

        Income per share is calculated using the weighted average number of shares outstanding during the period. The weighted average of common shares outstanding amounted to 5,862,502 and 5,071,319 for the three months ended March 31, 2003 and 2002, respectively.

    (b) FULLY DILUTED INCOME PER SHARE

        Daugherty Resources follows CICA Handbook Section 3500, "Earnings per Share", effective January 1, 2001. The revised section requires the presentation of both basic and diluted EPS on the face of the statement of operations regardless of the materiality of difference between them and requires the use of the treasury stock method to compute the dilutive effect of options as opposed to the former imputed earnings approach.

        For the three-month period ended March 31, 2003, the exercise of certain outstanding stock options and warrants had a dilutive effect on earnings per share as the average market price of the Company's common stock during the period exceeded the exercise prices of certain instruments. Additionally, the Company's convertible debt instruments outstanding during the period had a dilutive effect on earnings per share. For the three-month period ended March 31, 2002, the Company's outstanding convertible debt instrument had a dilutive effect on the earnings per share; however, the exercise of outstanding stock options and warrants did not. The conversion of the Company's preferred stock had a dilutive effect on earnings per share for both periods presented.

        The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

                                                                    THREE MONTHS ENDED MARCH 31
                                                                       2003             2002
                                                                   -------------    -------------
NUMERATOR:
Net income as reported for basic earnings per share                $  2,082,812     $    963,192
Adjustments to income for dilutive earnings per share                    31,868           13,175
                                                                   -------------    -------------

Net income for diluted earnings per share                          $  2,114,680     $    976,367
                                                                   -------------    -------------

DENOMINATOR:
Weighted average shares for basic earnings per share                  5,862,502        5,071,319

Effect of dilutive securities:
Stock options                                                           602,063            -
Warrants                                                                 37,200            -
Conversion of debt instruments                                        1,540,551          313,491
Conversion of preferred shares                                          253,516          630,052
                                                                   -------------    -------------

Adjusted weighted average shares and assumed
conversions for dilutive earnings per share                           8,295,832        6,014,862
                                                                   -------------    -------------

Basic earnings per share                                                $0.36            $0.19
                                                                        =====            =====
Diluted earnings per share                                              $0.25            $0.16
                                                                        =====            =====

                                                                       PAGE XVII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003



12. RELATED PARTY TRANSACTIONS

    The Company is party to certain agreements and transactions in the normal course of business. Significant related party transactions not disclosed elsewhere include the following:

    (a) LEASE OF GAS COMPRESSORS

        A limited liability company owned by a director and two officers of the Company has historically leased natural gas compressors to Daugherty Petroleum. For the three-month periods ended March 31, 2003 and 2002, Daugherty Petroleum leased one natural gas compressor for $3,000 and $1,800, respectively, from the related party.

    (b) COMPANY SPONSORED PARTNERSHIPS

        Daugherty Petroleum invests in various Company sponsored partnerships and joint ventures by making capital contributions in exchange for an equity interest typically represented by undivided working interests of up to 33% in the partnerships and up to 50% in a joint venture. The portion of profit on drilling contracts attributable to the Company's ownership interest has been eliminated. During the three-month period ending March 31, 2003 and 2002, the Company executed and performed turnkey drilling contracts with Company sponsored partnerships totalling $8,033,000 and $3,484,000, respectively. Not less than 95% of these contracts were attributable to related party transactions.

13. SEGMENTED INFORMATION

    Daugherty Resources has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on management responsibility and key business operations. The tables below reflect summarized financial information concerning Daugherty Resources' reportable segments. Prior period information has been restated to conform to the current presentation.

                                                  OIL AND
                                                    GAS
                                                DEVELOPMENT     CORPORATE         TOTAL
                                               ------------    ------------    ------------
    2003                                             $              $               $
    Revenues                                     8,830,854          -           8,830,854
    Depreciation, depletion & amortization         161,467         17,613         179,080
    Interest charges                                37,858         44,595          82,453
    Net income (loss)                            2,595,392       (512,580)      2,082,812
    Identifiable assets                         16,948,559      1,815,273      18,763,832
    Capital expenditures                         1,699,837        125,267       1,825,104

                                                                      PAGE XVIII

                            DAUGHERTY RESOURCES, INC.
            (INCORPORATED UNDER THE COMPANY ACT OF BRITISH COLUMBIA)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                 MARCH 31, 2003



                                                 OIL AND
                                                   GAS
                                               DEVELOPMENT     CORPORATE          TOTAL
                                               ------------   -------------    ------------
    2002                                            $              $                $
    Revenues                                     4,003,928         -            4,003,928
    Depreciation, depletion & amortization         125,000        14,380          139,380
    Interest charges                                51,276        21,250           72,526
    Net income (loss)                            1,303,964      (340,772)         963,192
    Identifiable assets                         11,251,686     1,257,757       12,509,443
    Capital expenditures                           316,804        14,161          330,965


14. UNITED STATES ACCOUNTING PRINCIPLES

    The Company follows accounting principles generally accepted in Canada. Differences between generally accepted accounting principles in Canada and those applicable in the United States of America are summarized below.

    (a) COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three-month periods ended March 31, 2003 and 2002, the Company's comprehensive income was the same as net income.

    (b) RECENT ACCOUNTING PRONOUNCEMENTS

        (i)   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143 (SFAS 143)

              In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. The Company adopted this statement on January 1, 2003, and it did not have a material impact on the Company's financial statements.

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

                                 MARCH 31, 2003



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