Form 10QSB
period 2003-06-30
DAUGHERTY RESOURCES INC
filed 2003-08-14
CIK 746834

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                       FOR THE QUARTER ENDED JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

                           COMMISSION FILE NO. 0-12185

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (859) 263-3948

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        TITLE OF CLASS                           OUTSTANDING AT AUGUST 7, 2003

        COMMON STOCK                                       9,592,710

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                            DAUGHERTY RESOURCES, INC.

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

Review Engagement Report....................................................................................    2

Condensed Consolidated Balance Sheets -- June 30, 2003 (unaudited) and December 31, 2002....................    3

Condensed Consolidated Statement of Operations and Deficit -- Three months and six months
   ended June 30, 2003 and 2002 (unaudited).................................................................    4

Condensed Consolidated Statement of Cash Flows -- Three months and six months
   ended June 30, 2003 and 2002 (unaudited).................................................................    5

Notes to Condensed Consolidated Financial Statements........................................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............   15

ITEM 3. CONTROLS AND PROCEDURES.............................................................................   22

PART II. OTHER INFORMATION..................................................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REVIEW ENGAGEMENT REPORT

To the Directors of
DAUGHERTY RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES, INC. as at June 30, 2003, and the condensed consolidated statements of operations and deficit, and cash flows for the three and six months then ended. Our review was made in accordance with generally accepted standards for review engagements in Canada and the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and, consequently, we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in Canada, the balance sheet as at December 31, 2002 and the related statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 23, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

              /S/ KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
              -----------------------------------------------------
                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
August 7, 2003

                            DAUGHERTY RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                        2003                  2002
                                                                                    -------------        --------------
ASSETS
   Current assets:
     Cash and cash equivalents..................................................    $   7,450,076        $    7,031,307
     Accounts receivable........................................................          406,935               328,035
     Prepaid expenses and other current assets..................................          370,428               460,663
     Loans to related parties (Note 4)..........................................          122,855                64,162
                                                                                    -------------        --------------
       Total current assets.....................................................        8,350,294             7,884,167

   Bonds and deposits...........................................................           41,000                41,000
   Oil and gas properties (Note 2)..............................................       12,002,970             9,679,549
   Property and equipment (Note 3)..............................................        1,317,843               918,855
   Loans to related parties (Note 4)............................................          600,386               711,658
   Investment (Note 5)..........................................................          119,081               119,081
   Deferred financing costs (Note 6)............................................           29,786                43,546
   Goodwill (Note 7)............................................................          313,177               313,177
                                                                                    -------------        --------------

       Total assets.............................................................    $  22,774,537        $   19,711,033
                                                                                    =============        ==============

LIABILITIES
   Current liabilities:
     Bank loans (Note 8)........................................................    $     134,162        $      134,162
     Accounts payable...........................................................        1,167,828             1,094,941
     Accrued liabilities........................................................        1,839,130             1,212,094
     Customers' drilling deposits...............................................        1,812,700             6,764,200
     Long term debt, current portion (Note 9)...................................          165,546               192,341
                                                                                    -------------        --------------
       Total current liabilities................................................        5,119,366             9,397,738
   Long term debt (Note 9)......................................................        3,946,714             4,027,198
                                                                                    -------------        --------------

       Total liabilities........................................................        9,066,080            13,424,936
                                                                                    -------------        --------------

SHAREHOLDERS' EQUITY
Capital Stock (Note 10)
   Authorized:
       5,000,000 Preferred shares, non-cumulative, convertible
     100,000,000 Common shares
   Issued:
         226,354 Preferred shares (2002 - 558,476)............ .................          417,489             1,784,493
       8,798,737 Common shares (2002 - 5,505,670).............. ................       31,366,231            24,589,797
          21,100 Common shares held in treasury, at cost........ ...............          (23,630)              (23,630)
   To be issued:
          24,887 Common shares................................... ..............           55,226                55,226
                                                                                    -------------        --------------
                                                                                       31,815,316            26,405,886
   Accumulated deficit..........................................................      (18,106,859)          (20,119,789)
                                                                                    -------------        --------------

       Total shareholders' equity...............................................       13,708,457             6,286,097
                                                                                    -------------        --------------

Total liabilities and shareholders' equity......................................    $  22,774,537        $   19,711,033
                                                                                    =============        ==============

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                     -------------------------------    -------------------------------
                                                         2003              2002             2003              2002
                                                     -------------    --------------    -------------    --------------
REVENUE
   Contract drilling (Note 12)...................    $   3,025,000    $           --    $  11,058,000    $    3,484,000
   Oil and gas production........................          537,286           221,895        1,066,290           457,446
   Gas transmission and compression..............          289,183           210,886          558,034           495,263
                                                     -------------    --------------    -------------    --------------
     Total revenue...............................        3,851,469           432,781       12,682,324         4,436,709
                                                     -------------    --------------    -------------    --------------

DIRECT EXPENSES
   Contract drilling.............................        1,283,184                --        4,678,349         1,776,634
   Oil and gas production........................          104,930           152,502          420,944           346,649
   Gas transmission and compression..............          146,573           112,518          254,762           344,893
                                                     -------------    --------------    -------------    --------------
     Total direct expenses.......................        1,534,687           265,020        5,354,055         2,468,176
                                                     -------------    --------------    -------------    --------------

GROSS PROFIT.....................................        2,316,782           167,761        7,328,269         1,968,533
                                                     -------------    --------------    -------------    --------------

OTHER INCOME (EXPENSES)
   Selling, general and administrative...........       (1,505,514)         (367,454)      (4,197,729)       (1,007,115)
   Compensation from options and warrants........         (589,200)               --         (589,200)               --
   Depreciation, depletion and amortization......         (194,080)         (139,380)        (373,160)         (278,760)
   Interest expense..............................         (122,180)          (49,241)        (204,633)         (121,767)
   Interest income...............................           28,707            10,311           57,535            24,298
   Other, net....................................           (4,397)               --           (8,152)               --
                                                     -------------    --------------    -------------    --------------
     Total other income (expenses)...............       (2,386,664)         (545,764)      (5,315,339)       (1,383,344)
                                                     -------------    --------------    -------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES................          (69,882)         (378,003)       2,012,930           585,189

INCOME TAX EXPENSE
   Current.......................................          (26,555)         (143,641)         764,914           222,372
   Benefit realized on loss carried forward......           26,555           143,641         (764,914)         (222,372)
                                                     -------------    --------------    -------------    --------------

NET INCOME (LOSS)................................    $     (69,882)   $     (378,003)   $   2,012,930    $      585,189
                                                     =============    ==============    =============    ==============

DEFICIT, beginning of period.....................    $ (18,036,977)   $  (19,791,547)   $ (20,119,789)   $  (20,754,739)
                                                     =============    ==============    =============    ==============

DEFICIT, end of period...........................    $ (18,106,859)   $  (20,169,550)   $ (18,106,859)   $  (20,169,550)
                                                     =============    ==============    =============    ==============

NET INCOME (LOSS) PER SHARE
   Basic.........................................    $       (0.01)   $        (0.07)   $        0.32    $         0.11
                                                     =============    ==============    =============    ==============
   Diluted.......................................    $       (0.01)   $        (0.07)   $        0.22    $         0.10
                                                     =============    ==============    =============    ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic.........................................        6,632,620         5,346,689        6,249,688         5,209,765
                                                     =============    ==============    =============    ==============
   Diluted.......................................        6,632,620         5,346,689        9,523,329         6,154,095
                                                     =============    ==============    =============    ==============

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                --------------------------    --------------------------
                                                                    2003           2002           2003          2002
                                                                -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
   Net income (loss).......................................     $   (69,882)   $  (378,003)   $ 2,012,930    $   585,189
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
     Incentive bonus paid in common shares ................         115,290             --        351,420        109,620
     Compensation from options and warrants ...............         589,200             --        589,200             --
     Depreciation, depletion and amortization .............         194,080        139,380        373,160        278,760
     Loss on sale of assets ...............................              --             --          3,795             --
     Changes in assets and liabilities
       Accounts receivable ................................         (97,848)        14,533        (78,900)        84,071
       Prepaid expenses and other assets ..................        (146,891)       (85,205)        90,235        (86,840)
       Accounts payable ...................................         (81,684)        34,456        205,813         28,106
       Accrued liabilities ................................        (562,983)      (206,943)       627,036        354,025
       Customers' drilling deposits .......................         953,500             --     (4,951,500)    (2,703,000)
                                                                -----------    -----------    -----------    -----------
Net cash provided by (used in) operating activities .......         892,782       (481,782)      (776,811)    (1,350,069)
                                                                -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
   Proceeds from sale of assets ...........................              --             --          3,245             --
   Purchase of property and equipment .....................         (99,622)       (27,368)      (475,428)       (69,852)
   Purchase of investment .................................              --             --             --         (9,827)
   Additions to oil and gas properties, net ...............      (1,056,487)       (70,020)    (2,613,421)      (399,904)
                                                                -----------    -----------    -----------    -----------
Net cash used in investing activities .....................      (1,156,109)       (97,388)    (3,085,604)      (479,583)
                                                                -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
   Net payments on short term borrowings ..................              --         (7,085)            --        (11,905)
   Decrease (increase) in loans to related parties ........          30,714         (1,501)        52,579       (199,798)
   Proceeds from issuance of common shares ................       2,926,696             --      3,075,884             --
   Proceeds from issuance of long term debt ...............       2,170,625             --      3,236,125
   Payments of long term debt .............................      (2,030,057)        (4,842)    (2,083,404)       (37,883)
                                                                -----------    -----------    -----------    -----------
Net cash provided by (used in) financing activities .......       3,097,978        (13,428)     4,281,184       (249,586)
                                                                -----------    -----------    -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS .......................       2,834,651       (592,598)       418,769     (2,079,238)
CASH AND CASH EQUIVALENTS:
   Beginning of period ....................................       4,615,425        757,780      7,031,307      2,244,420
                                                                -----------    -----------    -----------    -----------
   End of period...........................................     $ 7,450,076    $   165,182    $ 7,450,076    $   165,182
                                                                ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE
Interest paid..............................................     $    68,364    $    25,755    $   172,942    $   117,295
Income taxes paid .........................................              --             --             --             --

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
Preferred shares issued for acquisition and debt settlement              --             --             --        418,785
Common shares issued for settlement of accounts payable ...          50,000             --        164,126        155,031
Common shares issued upon conversion of notes .............       1,260,000             --      1,260,000             --

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (U.S. FUNDS)
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) General. The accompanying unaudited condensed consolidated financial statements of Daugherty Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles in Canada. Except as described in Note 14, those accounting principles conform in all material respects with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's condensed consolidated financial position at June 30, 2003 and its condensed consolidated results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

         (b) Basis of Consolidation. The Company's condensed consolidated financial statements include the accounts of Daugherty Petroleum, Inc. ("DPI"), a Kentucky corporation wholly owned by the Company, and the accounts of Sentra Corporation ("Sentra"), a Kentucky corporation wholly owned by DPI. DPI conducts all of the Company's oil and gas drilling and production operations, and Sentra owns and operates natural gas distribution facilities in Kentucky. The condensed consolidated financial statements also reflect DPI's interests in a total of 21 drilling programs that it has sponsored and managed since 1996 to conduct development drilling operations on its prospects (the "Drilling Programs"). DPI generally maintains a combined 25.75% interest as both general partner and an investor in each Drilling Program. The Company accounts for those interests using the proportionate consolidation method, combining DPI's share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the interim periods presented in the condensed consolidated financial statements have been eliminated on consolidation.

         (c) Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates are particularly significant as they relate to oil and gas reserve data, which require estimates of future production volumes in determining the carrying value of the Company's proved reserves.

         (d) Reclassification. Certain amounts reported in the condensed consolidated financial statements for interim periods in 2002 have been reclassified to conform with the presentation in the current periods.

NOTE 2. OIL AND GAS PROPERTIES

         Capitalized costs and accumulated depreciation, depletion and amortization ("DD&A") relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                                                                               DECEMBER 31,
                                                                JUNE 30, 2003                     2002
                                                   -----------------------------------------   -----------
                                                                  ACCUMULATED
                                                       COST          DD&A            NET           NET
                                                   ------------   -----------    -----------   -----------
Proved oil and gas properties..............        $ 12,957,595   $(2,160,285)   $10,797,310   $ 8,576,375
Unproved oil and gas properties .............           494,737            --        494,737       419,737
Wells and related equipment .................           845,430      (134,507)       710,923       683,437
                                                   ------------   -----------    -----------   -----------

Total oil and gas properties................       $ 14,297,762   $(2,294,792)   $12,002,970   $ 9,679,549
                                                   ============   ===========    ===========   ===========

NOTE 3. PROPERTY AND EQUIPMENT

         Capitalized costs and accumulated depreciation relating to the Company's property and equipment are summarized below.

                                                                                               DECEMBER 31,
                                                                JUNE 30, 2003                     2002
                                                   -----------------------------------------   -----------
                                                                  ACCUMULATED
                                                       COST       DEPRECIATION       NET           NET
                                                   ------------   -----------    -----------   -----------
Land.........................................      $     12,908   $        --    $    12,908   $    12,908
Building improvements........................            20,609        (2,366)        18,243         4,471
Machinery and equipment......................           990,141      (178,262)       811,879       625,086
Office furniture and fixtures................           131,717       (89,820)        41,897        18,176
Aircraft.....................................           275,000       (17,891)       257,109       116,146
Vehicles.....................................           321,627      (145,820)       175,807       142,068
                                                   ------------   -----------    -----------   -----------

Total property and equipment.................      $  1,752,002   $  (434,159)   $ 1,317,843   $   918,855
                                                   ============   ===========    ===========   ===========

NOTE 4. LOANS TO RELATED PARTIES

         Loans to related parties represent loans receivable from certain shareholders and officers of the Company, payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $551,812 at June 30, 2003 and $604,379 at December 31, 2002. These loans bear interest at 6% per annum and are collateralized by ownership interests in Drilling Programs. The loans receivable from officers aggregated $171,429 at June 30, 2003 and $171,441 at December 31, 2002. These loans are non-interest bearing and unsecured.

NOTE 5. INVESTMENT

         The Company has an investment of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority. The bonds bear interest at rates ranging from 7% to 8.25% per annum, with maturity dates of July 1, 2004 and July 1, 2010. Although the bonds have a face value of $154,040, they are carried at cost on the Company's consolidated financial statements in accordance with accounting principles generally accepted in Canada. Under accounting principles generally accepted in the United States, the investments are reportable at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of June 30, 2003 and December 31, 2002, the estimated market value of the bonds was $36,970.

NOTE 6. DEFERRED FINANCING COSTS

         The Company incurred financing costs of $137,607 during 1999 in connection with the issuance of its 10% Convertible Secured Notes due July 31, 2004. These costs were capitalized and have been amortized over the life of the notes. Accumulated amortization aggregated $107,821 at June 30, 2003 and $94,061 at December 31, 2002.

NOTE 7. GOODWILL

         In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of Statement of Financial Accounting Standards ("SFAS") No. 142 for accounting standards generally accepted in the United States of America. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. The Company performed an analysis of its recorded goodwill in October 2002 and determined that no impairment charge was required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of June 30, 2003 and December 31, 2002.

NOTE 8. BANK LOAN

         At June 30, 2003 and December 31, 2002, the Company had an outstanding bank loan in the principal amount of $134,162, fully secured by a certificate of deposit. The loan bears interest at the rate of 4.71% per annum and is repayable on January 15, 2004.

NOTE 9. LONG TERM DEBT

         (a) Credit Facility. The Company maintains a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At June 30, 2003, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at June 30, 2003. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $247,984 at June 30, 2003 and $2,247,984 at December 31, 2002.

         (b) Convertible Notes. The Company has issued a series of convertible notes in private placements to finance a substantial part of its drilling activities. The notes are convertible by the holders into the Company's common stock at fixed rates and are generally redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. The terms of the notes are summarized below.

                                                                                                            SHARES
                                          PRINCIPAL AMOUNT OUTSTANDING AT                                 ISSUABLE AT
                                       ------------------------------------                              JUNE 30, 2003
                                          JUNE 30,            DECEMBER 31,           CONVERSION              UPON
       TITLE OF NOTES                      2003                   2002                  PRICE             CONVERSION
       --------------                  --------------        --------------          ----------          --------------
10% Convertible Secured
   Notes due July 31, 2004(1)....      $      555,000        $      850,000           $  2.71                204,691
10% Convertible Notes
   due May 1, 2007...............           1,020,500               420,000              1.50                680,333
8% Convertible Notes
   due April 10, 2008............             770,625                    --              1.90                405,613
8% Convertible Notes
   due May 1, 2008...............             900,000                    --              2.25                400,000
                                       --------------        --------------                              -----------

   Total.........................      $    3,246,125        $    1,270,000                                1,690,637
                                       ==============        ==============                              ===========

-------------------------
(1) Secured by liens on mining properties.

         (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $424,818 at June 30, 2003.

         (d) Miscellaneous Debt. The following table summarizes the Company's other outstanding debt obligations at June 30, 2003 and December 31, 2002.

                                                                                    PRINCIPAL AMOUNT OUTSTANDING AT
                                                                                    -------------------------------
                                                                                       JUNE 30,       DECEMBER 31,
                        TERMS OF DEBT                                                   2003              2002
                        -------------                                                 ---------       -------------
Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 6.0% to 9.5% per annum,
   collateralized by the acquired equipment and vehicles.......................       $  39,900       $     61,426
Loan payable to unaffiliated company, bearing interest at 10% per annum
   payable quarterly, collateralized by assets of subsidiary guarantor ........          64,779             64,779
Note payable to unaffiliated individual, payable in 60 installments
   of $1,370, together with interest at 8% per annum, through February 2005 ...          27,664             35,704
Loans payable to various banks, payable monthly in various amounts, together with interest at rates ranging from 4.25% to 9.75% per annum, through May
   2006, collateralized by receivables and various vehicles ...................          60,990             76,178
Loan payable to unaffiliated company, bearing interest at 10% per annum .......              --             24,650
                                                                                      ---------       ------------
                                                                                      $ 193,333       $    262,737
                                                                                      =========       ============

         (e) Total Long Term Debt. The following table sets forth the Company's total long term debt and current portion at June 30, 2003 and December 31, 2002.

                                                                                    PRINCIPAL AMOUNT OUTSTANDING AT
                                                                                    -------------------------------
                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        2003             2002
                                                                                    -----------       ------------
Total long term debt (including current portion).........................           $ 4,112,260       $  4,219,539
Less current portion ....................................................               165,546            192,341
                                                                                    -----------       ------------
Total long term debt.....................................................           $ 3,946,714       $  4,027,198
                                                                                    ===========       ============

NOTE 10. CAPITAL STOCK

         (a) Preferred and Common Shares. The following table reflects transactions involving the Company's capital stock during the reported periods.

                                                                                      NUMBER OF
                PREFERRED SHARES ISSUED                                                 SHARES           AMOUNT
                -----------------------                                               ---------       ------------
Balance, December 31, 2001...............................................               563,249       $  1,802,541
   Converted into common shares..........................................                (4,773)           (18,048)
                                                                                      ---------       ------------
Balance, December 31, 2002...............................................               558,476          1,784,493
   Converted into common shares..........................................              (332,122)        (1,367,004)
                                                                                      ---------       ------------
Balance, June 30, 2003 (See Note 15).....................................               226,354       $    417,489
                                                                                      =========       ============

                                                                                      NUMBER OF
                            COMMON SHARES ISSUED                                        SHARES            AMOUNT
                            --------------------                                      ---------       -------------
Balance, December 31, 2001...............................................             4,959,112       $  24,184,198
   Issued for cash.......................................................               125,000             102,500
   Issued to employees as incentive bonus................................               204,000             130,020
   Issued upon conversion of preferred shares............................                 4,773              18,048
   Issued for settlement of accounts payable.............................               212,785             155,031
                                                                                      ---------       -------------
Balance, December 31, 2002...............................................             5,505,670          24,589,797
   Issued for cash.......................................................               950,000           2,460,450
   Issued to employees as incentive bonus................................               353,500             351,420
   Issued upon conversion of preferred shares............................               371,983           1,367,004
   Issued for settlement of accounts payable.............................               146,888             164,126
   Issued upon conversion of convertible notes...........................               878,070           1,260,000
   Issued upon exercise of stock options and warrants....................               592,626           1,173,434
                                                                                      ---------       -------------
Balance, June 30, 2003...................................................             8,798,737       $  31,366,231
                                                                                      =========       =============

COMMON SHARES TO BE ISSUED

To be issued in connection with 1999 purchase of oil and gas properties..                24,887       $      55,226
                                                                                      =========       =============

         (b) Stock Options and Warrants. The Company maintains two stock option plans for the benefit of its directors, officers, employees and, in the case of the second plan, its consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant.

         In accounting for stock options, the Company follows CICA Handbook
Section 3870, "Stock-Based Compensation and Other Stock-Based Payments" and related interpretations. The statement provides for a fair value based method of accounting for stock compensation plans, but also permits compensation cost to be measured by the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Continuing reliance on APB Opinion No. 25 requires pro forma disclosure of net income and earnings per share as if the fair value accounting method had been applied.

         Because the exercise price for each option issued under the Company's stock option plans is set at the market price of its common shares at the time of grant, the Company has not recorded any compensation expense from option grants in the accompanying condensed consolidated financial statements. If the fair value based method of accounting had been used, the Company's net income for the six months ended June 30, 2003 would have decreased to $1,870,930 or $0.30 per share, assuming a risk free interest rate of 4.5%, theoretical volatility of .30 and no dividend yield. Since no options were granted under the Company's stock option plans during the three months ended June 30, 2003 or either of the interim reported periods in 2002, net income (loss) and earnings
(loss) per share for those periods would not have been affected by fair value based method of accounting.

         During the second quarter of 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. Since the disclosure only alternative of CICA Handbook
Section 3870 and ABP Opinion No. 25 is not available for the exercise of stock options with this feature, the Company recorded a compensation charge of $558,000 for the three months and six months ended June 30, 2003, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date that the options were exercised. Additional non-cash compensation of $31,200 was also recognized in both the three months and six months ended June 30, 2003 from the issuance of warrants for corporate consulting services.

         The exercise prices of options outstanding and exercisable at June 30, 2003 range from $1.00 to $5.00 per share, and their weighted average remaining contractual life is 2.08 years. The following table reflects transactions involving the Company's stock options during the reported periods.

                                                                                                             WEIGHTED
                                                                                                             AVERAGE
                STOCK OPTIONS                            ISSUED                  EXERCISABLE              EXERCISE PRICE
                -------------                          ----------                -----------              --------------
Balance, December 31, 2001.....................         2,479,210                 2,442,515                 $   2.02
                                                                                  =========
   Expired.....................................          (894,000)                                              3.39
                                                       ----------
Balance, December 31, 2002.....................         1,585,210                 1,585,210                     1.30
                                                                                  =========
   Granted.....................................           400,000                                               1.02
   Exercised...................................          (577,520)                                              1.19
   Expired.....................................           (25,000)                                              5.00
                                                       ----------
Balance. June 30, 2003.........................         1,382,690                 1,382,690                     1.16
                                                       ==========                 =========

         The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at June 30, 2003 range from $1.12 to $4.80 per share, and their weighted average remaining contractual life is 1.74 years. The following table reflects transactions involving the Company's common stock purchase warrants during the reported periods.

                                                                                                             WEIGHTED
                                                                                                             AVERAGE
         COMMON STOCK PURCHASE WARRANTS                  ISSUED                  EXERCISABLE              EXERCISE PRICE
         ------------------------------                ----------                -----------              --------------
Balance, December 31, 2001.....................         2,943,721                 2,943,721                 $   2.61
                                                                                  =========
   Expired.....................................          (500,000)                                              0.63
                                                       ----------
Balance, December 31, 2002.....................         2,443,721                 2,443,721                     2.76
                                                                                  =========
   Issued......................................           387,400                                               3.33
   Expired.....................................          (135,685)                                              2.26
                                                       ----------
Balance. June 30, 2003.........................         2,695,436                 2,695,436                     2.87
                                                       ==========                 =========

NOTE 11. INCOME (LOSS) PER SHARE

         (a) Basic. Income (loss) per share is calculated using the weighted average number of shares outstanding during the period. The following table sets forth the weighted average of common shares outstanding for the reported periods.

                                                  WEIGHTED AVERAGE
       REPORTING PERIOD                      COMMON SHARES OUTSTANDING
       ---------------                       -------------------------
Three months ended June 30, 2003                     6,632,620
Three months ended June 30, 2002                     5,346,689
Six months ended June 30, 2003                       6,249,688
Six months ended June 30, 2002                       5,209,765

         (b) Fully Diluted. The Company follows CICA Handbook Section 3500, "Earnings per Share," effective January 31, 2001. The statement requires the presentation of both basic and diluted earnings (loss) per share ("EPS") in the statement of operations, using the treasury stock method to compute the dilutive effect of stock options, warrants and convertible instruments. For the six months ended June 30, 2003, the assumed exercise of outstanding stock options and warrants and conversion of outstanding convertible notes and preferred stock would have a dilutive effect on EPS because their exercise or conversion prices were below the average market price of the common stock during the period. For the six months ended June 30, 2002, only the assumed conversion of convertible notes and preferred stock would have a dilutive effect on EPS. Because the Company recognized net losses for the three months ended June 30, 2003 and 2002, the assumed exercise or conversion of all these instruments would have been anti-dilutive in both three-month periods. The following table sets forth the computation of basic and dilutive EPS for the six months ended June 30, 2003 and 2002.

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
NUMERATOR:
Net income (loss) as reported for basic EPS......   $2,012,930   $  585,189
Adjustments to income (loss) for diluted EPS ....       65,959       24,557
                                                    ----------   ----------
  Net income (loss) for diluted EPS..............   $2,078,889   $  609,746
                                                    ==========   ==========
DENOMINATOR:
Weighted average shares for basic EPS ...........    6,249,688    5,209,765
Effect of dilutive securities:
  Stock options .................................      943,262           --
  Warrants ......................................      296,185           --
  Convertible notes .............................    1,780,678      313,491
  Convertible preferred shares ..................      253,516      630,839
                                                    ----------   ----------
Adjusted weighted average shares and
  assumed conversions for dilutive EPS ..........    9,523,329    6,154,095
                                                    ==========   ==========
Basic EPS .......................................   $     0.32   $     0.11
                                                    ==========   ==========
Diluted EPS .....................................   $     0.22   $     0.10
                                                    ==========   ==========

NOTE 12.  RELATED PARTY TRANSACTIONS

         (a) General. Because the Company operates through its subsidiaries and affiliated Drilling Programs, its holding company structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. It is the Company's policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties. Significant related party transactions not disclosed elsewhere in these notes are summarized below.

         (b) Lease of Gas Compressors. A limited liability company owned by a director and two officers of the Company has historically leased natural gas compressors to DPI. For the six months ended June 30, 2003 and 2002, lease payments to the related party were $6,000 and $9,000, respectively.

         (c) Drilling Programs. DPI invests in sponsored Drilling Programs on substantially the same terms as unaffiliated investors, contributing capital in proportion to its partnership interest. DPI also receives a 1% partnership interest as a fee for managing each Drilling Program. DPI generally maintains a 25.75% combined interest in each Drilling Program organized as a limited partnership and up to 50% in each Drilling Program organized as a joint venture. In consideration for the assignment of drilling rights to the Drilling Programs, their partnership agreements provide for specified increases in DPI's interest after total distributions surpass contributed capital. The partnership agreements also provide for each Drilling Program to enter into turkey drilling contracts with DPI for all wells to be drilled by that Drilling Program. The portion of profit on drilling contracts attributable to DPI's ownership interest in the Drilling Programs has been eliminated on consolidation for the interim periods presented in the Company's condensed consolidated financial statements. The following table sets forth the total revenues recognized from the performance of turnkey drilling contracts with sponsored Drilling Programs for the reported periods.

               REPORTING PERIOD                    DRILLING CONTRACT REVENUE
               ----------------                    -------------------------
Three months ended June 30, 2003................        $  3,025,000
Three months ended June 30, 2002................                  --
Six months ended June 30, 2003..................          11,058,000
Six months ended June 30, 2002..................           3,484,000

NOTE 13. SEGMENT INFORMATION

         The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company's business segments.

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     ----------------------------    ----------------------------
                                                          2003           2002             2003           2002
                                                     ------------    ------------    ------------    ------------
REVENUE, NET:
Oil and gas development...........................   $  3,851,469    $    432,781    $ 12,682,324    $  4,436,709
Corporate ........................................             --              --              --              --
                                                     ------------    ------------    ------------    ------------
   Total .........................................      3,851,469         432,781      12,682,324       4,436,709
                                                     ------------    ------------    ------------    ------------
DD&A:
Oil and gas development ..........................        174,800         125,000         336,267         250,000
Corporate ........................................         19,280          14,380          36,893          28,760
                                                     ------------    ------------    ------------    ------------
   Total .........................................        194,080         139,380         373,160         278,760
                                                     ------------    ------------    ------------    ------------
INTEREST EXPENSE:
Oil and gas development ..........................         73,133          27,991         110,991          79,267
Corporate ........................................         49,047          21,250          93,642          42,500
                                                     ------------    ------------    ------------    ------------
   Total .........................................        122,180          49,241         204,633         121,767
                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS):
Oil and gas development ..........................        414,801        (191,151)      3,010,193       1,112,813
Corporate ........................................       (484,683)       (186,852)       (997,263)       (527,624)
                                                     ------------    ------------    ------------    ------------
   Total .........................................        (69,882)       (378,003)      2,012,930         585,189
                                                     ------------    ------------    ------------    ------------
CAPITAL EXPENDITURES:
Oil and gas development ..........................      1,122,902          88,265       2,930,373         446,472
Corporate ........................................         33,207           9,123         158,476          23,284
                                                     ------------    ------------    ------------    ------------
   Total..........................................   $  1,156,109    $     97,388    $  3,088,849    $    469,756
                                                     ============    ============    ============    ============

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                         2003           2002
                                                                                     ------------    ------------
IDENTIFIABLE ASSETS:
Oil and gas development.........................................................     $ 16,550,741    $ 18,194,537
Corporate.......................................................................        6,223,796       1,516,496
                                                                                     ------------    ------------
   Total........................................................................     $ 22,774,537    $ 19,711,033
                                                                                     ============    ============

NOTE 14.  UNITED STATES ACCOUNTING PRINCIPLES AND RECENT PRONOUNCEMENTS

         The Company follows accounting principles generally accepted in Canada, which are different in some respects than accounting principles generally accepted in the United States of America, including the recent accounting pronouncements summarized below. Differences that could affect the Company's consolidated financial statements are noted in the following summary.

         (a) Comprehensive Income (Loss). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presenting comprehensive income and its components. It requires restatement of all previously reported information for comparative purposes. For the three months and six months ended June 30, 2003 and 2002, the Company's comprehensive income (loss) was the same as its reported net income (loss), except as otherwise described in Note 5.

         (b) SFAS No. 143. SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001 to address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. The Company's adoption of this statement on January 1, 2003 did not have a material impact on its consolidated financial statements for the reported periods.

         (c) SFAS No. 144. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 to address financial accounting or reporting for the impairment or disposal of long-lived assets. It broadens the presentation of discontinued operations for long-lived assets. The Company's adoption of this statement on January 1, 2003 did not have a material impact on its consolidated financial statements for the reported periods.

         (d) SFAS No. 145. SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. In addition to amending or rescinding existing pronouncements, the statement precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. The statement is effective for financial statements issued on or after May 15, 2002 and has not had a material impact on the Company's consolidated financial statements for the reported periods.

         (e) SFAS No. 146. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. It requires a liability for costs associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material impact on the Company's consolidated financial statements for the reported periods.

         (f) Financial Accounting Standards Board Interpretation ("FIN") No. 45. FIN 45 was issued in November 2002 to expand previously issued accounting guidance and disclosure requirements for certain guarantees. It requires the recognition of an initial liability for the fair value of an obligation assumed by a guarantor to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on the Company's consolidated financial statements for the reported periods.

         (g) SFAS No. 148. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 to amend the transition and disclosure provisions of SFAS No. 123. This statement has not had a material impact on the Company's consolidated financial statements for the reported periods.

         (h) SFAS No. 149. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

         (i) SFAS No. 150. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003. The statement is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 15. SUBSEQUENT EVENTS

         Preferred Stock Conversion. On July 14, 2003, all of the Company's outstanding preferred shares were automatically converted into common shares on a 1.12-for-1 basis. As a result, the Company issued a total of 253,516 common shares upon conversion of 226,354 outstanding preferred shares.

         Drilling Program Financing. In July 2003, the Company completed a private placement of interests in a new Drilling Program aggregating $6,750,000. DPI contributed an additional $2,250,000 to the program for an aggregate program interest of 25.75% as both an investor and general partner. The program entered into a turnkey drilling contract with DPI for 30 new wells on sites for which drilling rights will be assigned to the program by DPI.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Daugherty Resources, Inc. (the "Company") is a diversified natural resources company focused on natural gas development drilling and reserve growth. Through our wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interest in sponsored drilling partnerships (the "Drilling Programs"), we hold and actively develop oil and gas interests in the Appalachian and Illinois Basins, primarily within the State of Kentucky. DPI also owns and operates natural gas distribution facilities in Kentucky through its wholly owned subsidiary, Sentra Corporation ("Sentra"), and owns inactive gold and silver prospects in Alaska. We commenced oil and gas operations in 1993 with the acquisition of DPI and have sponsored 21 separate Drilling Programs since 1996. Unless otherwise indicated, references to the Company and to "we" or "our" in this Report include DPI, its interests in the Drilling Programs and Sentra.

         Daugherty Resources is currently organized under the laws of the province of British Columbia, Canada. We plan to seek shareholder approval for its reincorporation as a Delaware corporation in a transaction known as a "domestication" under Delaware law. If approved and implemented as expected, the domestication is intended to enhance shareholder value over the long term by facilitating capital formation, increasing the marketability of our common stock and easing the income tax and accounting complexities associated with foreign incorporation.

STRATEGY

         Our primary financial objective is capital appreciation through growth in production, reserves and cash flow. During 2002, we increased our total revenues by 12.2% over 2001 levels and added 10,634 million cubic feet (Mmcf) of natural gas equivalents (MMcfe) to our estimated net proved reserves. Our strategy is to continue expanding our natural gas reserves, production and distribution facilities in our core geographic areas, primarily in the Appalachian Basin. To implement this strategy, we emphasizes the following objectives:

    - Expand drilling operations. We intend to continue developing our natural gas properties through our interests in Drilling Programs that we sponsor and manage.

    - Acquire additional producing properties. Our acquisition efforts are focused on natural gas properties that help build predictable, long-lived oil and gas reserves in geographic areas where we have established operations and expertise.

    - Reduce drilling risks. We concentrate on drilling natural gas development wells on our core prospects rather than exploratory drilling. This helps to reduce the risk levels associated with natural gas drilling and production.

    - Reduce drilling and production costs. By managing Drilling Programs for the Company and other investors, we generally control drilling and production operations. This structure enables us to share administrative, overhead and operating costs with our partners while providing efficiencies that help reduce drilling and production costs for both.

    - Gold and silver properties. Our objective is to monetize our dormant Alaskan gold and silver properties by seeking a joint venture partner to either provide funds for developing these prospects or to acquire them from the Company.

RECENT DEVELOPMENTS

         Property Acquisitions. In December 2002, we completed our acquisition of oil and gas drilling rights covering approximately 100,000 acres on the southeastern edge of the Big Sandy Gas Field, extending 41 miles through our primary operating areas in eastern Kentucky. The farmout increased our total acreage position in the Appalachian Basin to approximately 160,000 acres. The Big Sandy Gas Field was discovered in 1921 and covers 250,000 acres. It has produced over 2.5 trillion cubic feet of natural from approximately 10,000 wells. We plan to drill development wells on the acquired acreage to test five primary natural gas pay zones at depths between 3,500 and 4,500 feet. We committed to drill at least 25 wells on the acquired acreage during 2003, and we plan to focus our long term drilling initiatives on further developing the property.

         In June 2003, we increased our position in the Big Sandy Gas Field with the acquisition of an oil and gas lease covering 9,400 acres on the north side of the Pine Mountain Fault System. We plan to begin development drilling on the acquired acreage later in 2003 to test up to five natural gas pay zones at depths between 3,500 and 4,500 feet.

         Equity Infusion. In June 2003, we completed an institutional private placement of 900,000 shares of our common stock for $2,565,000, based on a 15% discount to the stock's market price at the time an agreement in principal for the transaction was reached. The investors also received three-year warrants to purchase up to 180,000 common shares at an exercise price of $4.80 per share. Our investment banking firm for the transaction received a 7% fee and a five-year warrant to purchase up to 32,400 shares of our common stock at $4.80 per share.

         Conversion of Notes and Preferred Stock. Since 1999, we have financed a substantial part of our drilling activities with proceeds from private placements of five separate series of our convertible notes in the aggregate principal amount of $4,506,125, including $3,236,125 principal amount of convertible notes issued in the first six months of 2003. The notes are convertible into our common stock at the option of the holders at specified rates. During the first half of 2003, our convertible note holders elected to convert $1,260,000 aggregate principal amount of their notes into a total of 878,070 shares of our common stock. See "Liquidity and Capital Resources - Capital Resources" below. In addition, on July 14, 2003, all of our outstanding preferred shares were automatically converted into common shares on a 1.12-for-1 basis. As a result, we issued a total of 253,516 common shares upon conversion of 226,354 outstanding preferred shares, further simplifying our capital structure.

DRILLING PROGRAMS

         Strategy. Because our natural gas reserves are generally long-lived, with a very gradual decline curve, production from our developed reserves tends to be predictable and steady from a long term perspective but moderate from a near term point of view. With our current density of connected natural gas wells, our cash flows from oil and gas producing activities are not nearly adequate to finance the level of drilling activities needed for the efficient development of our proved undeveloped oil and gas reserves, which represented over 75% of our total estimated proved reserves (developed and undeveloped) on an energy equivalent basis at December 31, 2002. As a result, our business focuses on development drilling and is highly capital intensive. Our strategy of sponsoring and managing Drilling Programs helps address these capital requirements. The strategy has benefited over the last few years from substantial increases in the demand and market price for natural gas, attracting investment capital to industry participants.

         Structure. The Drilling Programs are sponsored and managed by DPI to conduct development drilling operations on our prospects. Drilling rights for specified wells are assigned by DPI to each Drilling Program, which enters into turnkey drilling contracts with DPI for drilling and completion of the wells. Most of the Drilling Programs are structured in two partnership tiers to optimize tax advantages for private investors and simplify operations. DPI generally contributes 25% of total program capital and maintains a combined 25.75% interest as both general partner and an investor in these tiered Drilling Programs. We also manage smaller Drilling Programs structured as joint ventures with strategic or industry partners, maintaining working interests up to 50%. The agreements for both the tiered and joint venture Drilling Programs generally provide for specified increases in our program interests after return of partners' investment or "payout." This structure provides us with long term incentives and a mechanism for accelerating the development of our properties by sharing risks and costs without relinquishing control over drilling and operating decisions.

         Recent Financings. Private placements of interests in two separate Drilling Programs were completed in December 2002 with total contributed capital of $8,775,000 from outside investors, representing a 60% increase in the size of Drilling Program financings during 2001. In July 2003, we completed a private placement of interests in our most recent Drilling Program with contributed capital of $6,750,000 from outside investors. The 2002 programs entered into turnkey drilling contracts with DPI for a total of 39 wells, and our drilling contracts with the initial 2003 program cover an additional 30 wells.

         Proportionate Consolidation. We contributed an aggregate of $2,925,000 to the year-end 2002 Drilling Programs and $2,250,000 to the initial 2003 Drilling Program for our 25.75% interest as an investor and managing partner of each program. We account for our interests in Drilling Programs using the proportionate consolidation method, combining our share of assets, liabilities, income and expenses of the Drilling Programs with those of our separate operations.

DRILLING RESULTS

         Completed Wells. During the six months ended June 30, 2003, we drilled 41 gross (10.2072 net) natural gas wells. As of the date of this Report, all of those wells have been completed as producers or successfully tested in at least one primary pay zone. All of these wells were drilled by DPI under turnkey drilling contracts with Drilling Programs. Each turnkey contract establishes the price to drill and complete a specified well. We are responsible for any drilling and completion costs exceeding the contract price, and we are entitled to any surplus if the contract price exceeds our costs. We are responsible for all engineering and administrative services under these contracts, retaining control over all drilling decisions and supervisory responsibility for specialized subcontractors we engage to perform substantially all drilling and completion work.

         Well Characteristics. Our proved reserves, both developed and undeveloped, are concentrated in the Appalachian Basin in eastern Kentucky, one of the oldest and most prolific natural gas producing areas in the United States. Historically, wells in this area generally produce between 200 to 450 Mmcf of natural gas over a reserve life of up to 25 years. The natural gas in this area is also known for being environmentally friendly in the sense that wells produce virtually no water with the gas production. This helps us minimize production (or lifting) costs. In addition, the average energy (or MMBtu) value of the natural gas produced in this area is substantially higher than normal pipeline quality gas, ranging from 1,100 to 1,236 MMBtu per thousand cubic feet
(Mcf). Our gas sales contracts generally provide upward adjustments to index based pricing for our natural gas with an energy value above 1,000 MMBtu per Mcf, enhancing our near term cash flows and contributing to the long term returns on our investments in these properties.

RESULTS OF OPERATIONS

         Quarters Ended June 30, 2003 and 2002. Total revenues for the quarter ended June 30, 2003 were $3,851,469, an increase of 790% from $432,781 in the same quarter last year. Our revenue mix for the second quarter of 2003 was 79% contract drilling, 14% oil and gas production and 7% natural gas transmission and compression. For the comparable quarter of 2002, we did not realize any revenues from contract drilling, and our total revenues were derived 51% from oil and gas production and 49% from natural gas transmission and compression activities.

         Contract drilling revenues were $3,025,000 for the second quarter of 2003, with no drilling revenues recognized in the comparable quarter of 2002. This reflects both the size and the timing of Drilling Program financings, from which we derive substantially all our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives most of the net proceeds as customers' drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Drilling operations for the 2002 year-end Drilling Programs were substantially completed in the first quarter of 2003, and operations on behalf of the initial 2003 Drilling Program were commenced during the second quarter of 2003, when we drilled 12 gross (2.8325 net) natural gas wells, all of which have been completed as producers or successfully tested in at least one primary pay zone as of the date of this Report.

         Production revenues were $537,286 for the second quarter of 2003, an increase of 142% from $221,895 in the comparable quarter of 2002. This primarily reflects an increase of 98% in our average sales price of natural gas (before certain transportation charges) to $5.86 per Mcf in the second quarter of 2003 from $2.96 per Mcf in the corresponding quarter of 2002. It also reflects a 31% increase in our production volumes to 96,148 Mcfe in the second quarter of 2003. Our growth in production volumes resulted from new wells brought on line since the end of June 2002. The improvement in average sales price for our natural gas is consistent with a market-wide rebound in natural gas prices that began in the third quarter of 2002. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the current reported quarter, approximately half our natural production gas was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing spot market prices.

         Gas transmission and compression revenues were $289,183 during the second quarter of 2003, up 37% from $210,886 in the comparable quarter of 2002. This primarily reflects increased reliance on our own gathering systems for many of our new wells, generating transmission and compression revenues from the Drilling Programs holding the working interests in those wells. Our gas transmission and compression revenues include contributions from Sentra, our natural gas utility subsidiary, aggregating $39,568 for the second quarter of 2003 and $24,218 for the same quarter last year, an increase of 63%. During the current reported quarter, Sentra had 186 customers, of which 64 were commercial and agri-business accounts. Demand for Sentra's services has benefited from continued growth and acceptance of natural gas by the poultry industry, which is a major segment of the economy in Sentra's service areas.

         Total direct expenses increased by 479% to $1,534,687 for the second quarter of 2003 compared to $265,020 for the same quarter in 2002. Our direct expense mix for the current reported quarter was 84% contract drilling, 7% oil and gas production and 9% natural gas transmission and compression. For the comparable quarter of 2002, we recognized no contract drilling expenses, and our total direct expenses were incurred 58% in oil and gas production and 42% in natural gas transmission and compression.

         Contract drilling expenses were $1,283,184 in the second quarter of 2003, reflecting the substantial level of drilling activities on behalf of our initial 2003 Drilling Program. Our current drilling activities have benefited from related economies of scale as well as control of field overhead expenses and a reduction in the total depth for some of the new wells. This decreases variable drilling costs paid to outside drilling companies and reduces well completion expenditures.

         Production expenses decreased 31% to $104,930 in the second quarter of 2003 from $152,502 in the same quarter last year, reflecting economies of scale and field operating efficiencies. As a percentage of oil and gas production revenues, production expenses decreased to 20% in the second quarter of 2003 from 69% in the same quarter last year. The improved margin reflects both cost savings from operating efficiencies and revenue growth driven by substantially higher natural gas prices in the second quarter of 2003.

         Gas transmission and compression expenses in the second quarter of 2003 increased 30% to $146,573 from $112,518 in the same quarter last year. As a percentage of gas transmission and compression revenues, these expenses decreased to 51% in the current reported quarter from 53% in the second quarter of 2002.

         Selling, general and administrative ("SG&A") expenses were $1,505,514 in the second quarter of 2003, an increase of 310% from $367,454 in the same quarter last year. As a percentage of total revenues, SG&A expenses were 39% in the current reported quarter compared to 85% in the second quarter of 2002. The increase in SG&A expenses was mainly from the timing and extent of selling and promotional costs we assumed for the initial 2003 Drilling Program. See "Drilling Programs" above. We drilled 12 wells or 40% of the 30 total wells for the program in the second quarter of 2003 and expensed the same proportion of those costs in the quarter. The higher current period SG&A expenses also reflects costs for supporting expanded operations as a whole, including increased salary and other employee related expenses.

         During the second quarter of 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. Since the disclosure only accounting treatment otherwise followed by the Company is not available for the exercise of stock options with this feature, we recorded a compensation charge of $558,000 for the three months and six months ended June 30, 2003, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date they were exercised. Additional non-cash compensation expense of $31,200 was also recognized in both the three months and six months ended June 30, 2003 from the issuance of common stock purchase warrants for corporate consulting services.

         Depreciation, depletion and amortization ("DD&A") increased 39% to $194,714 in the second quarter of 2003 from $139,380 in the same quarter of 2002. The increase in DD&A expense reflects additions to oil and gas properties and related equipment. Because of increased debt incurred to finance part of our acquisition and development activities, we also incurred higher interest expenses, up 148% to $122,180 in the second quarter of 2003 from $49,241 in the same quarter last year.

         We recognized a net loss of $69,882 for the second quarter of 2003, compared to a net loss of $378,003 in the second quarter of 2002, reflecting the foregoing factors. Our net loss per share was $(0.01) based on 6,632,620 weighted average common shares outstanding in the second quarter of 2003, compared to a net loss per share of ($0.07) based on 5,346,689 weighted average common shares outstanding in the same quarter last year.

         Six Months Ended June 30, 2003 and 2002. Total revenues for the first six months of 2003 were $12,682,324, an increase of 186% from $4,436,709 in the same period last year. Our revenue mix for the current reported period was 87% contract drilling, 8% oil and gas production and 5% natural gas transmission and compression. For the comparable period of 2002, our total revenues were derived 79% from contract drilling, 10% from oil and gas production and 11% from natural gas transmission and compression activities.

         Contract drilling revenues were $11,058,000 for the first half of 2003, up 217% from $3,484,000 for the first half of 2002, reflecting both the size and the timing of our Drilling Program financings. See "Drilling Programs" above. Based on the size of our 2002 year-end Drilling Programs and our initial 2003 Drilling Program, we drilled a total of 41 gross (10.2072 net) natural gas wells during the first half of 2003. As of the date of this Report, all of those wells have been completed as producers or successfully tested in at least one primary pay zone. By comparison, based on the size of 2001 year-end Drilling Programs, we drilled 17 gross (4.5625 net) natural gas wells during the first half of 2002.

         Production revenues during the first six months of 2003 were $1,066,290, an increase of 133% from $457,446 in the comparable period of 2002. This primarily reflects an increase of 87% in our average sales price of natural gas (before certain transportation charges) to $5.18 per Mcf in the first six months of 2003 from $2.77 per Mcf in the first six months of 2002. It also reflects a 29% increase in our production volumes to 198,886 Mcfe in the current reported period. Our growth in production volumes resulted from new wells brought on line since the end of June 2002. The improvement in average sales price for our natural gas is consistent with a market-wide rebound in natural gas prices that began in the third quarter of 2002. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the current reported period, approximately half our natural production gas was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing spot market prices.

         Gas transmission and compression revenues were $558,034 during the first half of 2003, up 13% from $495,263 in the comparable period of 2002. This primarily reflects increased reliance on our own gathering systems for many of our new wells, generating transmission and compression revenues from the Drilling Programs holding the working interests in those wells. Our gas transmission and compression revenues include contributions from Sentra aggregating $155,320 for the first half of 2003 and $89,506 for the same period last year, an increase of 74%. As of June 30, 2003, Sentra had total transmission and distribution capabilities of 135,969 feet and 28,174 feet, respectively.

         Total direct expenses increased by 117% to $5,354,055 for the first six months of 2003 compared to $2,468,176 for the same period in 2002. Our direct expense mix for the current reported period was 87% contract drilling, 8% oil and gas production and 5% natural gas transmission and compression. For the comparable period of 2002, our total direct expenses were incurred 72% in contract drilling, 14% in oil and gas production and 14% in natural gas transmission and compression.

         Contract drilling expenses increased 163% to $4,678,349 in the first half of 2003 from $1,776,634 in the same period last year, reflecting the substantial increase in drilling activities. Our current drilling activities have benefited from related economies of scale as well as control of field overhead expenses. Drilling expenses have been further contained by a reduction in the total depth for some of the new wells, which generally decreases variable costs paid to outside contractors and reduces well completion expenditures.

         Production expenses increased 21% to $420,944 in the first six months of 2003 from $346,649 in the same period last year, reflecting costs from higher production volumes and severance taxes in the current period, partially offset by economies of scale and field operating efficiencies achieved in the current reported period. As a percentage of oil and gas production revenues, production expenses decreased to 39% in the first six months of 2003 from 76% in the corresponding period of 2002. The improved margin reflects both cost savings from operating efficiencies and revenue growth driven by substantially higher natural gas prices in the current reported period.

         Gas transmission and compression expenses in the first half of 2003 decreased 46% to $254,762 from $344,893 in the same period last year. As a percentage of gas transmission and compression revenues, these expenses decreased to 43% in the current reported period from 70% in the first half of 2002.

         SG&A expenses were $4,197,729 in the first six months of 2003, an increase of 317% from $1,007,115 in the same period last year. As a percentage of total revenues, SG&A expenses were 33% in the current reported period compared to 23% in the first six months of 2002. The increase in SG&A expenses was mainly from the timing and extent of selling and promotional costs we assumed for the Drilling Program financings completed at the end of 2002 and in July 2003. See "Drilling Programs" above. Since 41 wells or 59% of the 69 total wells for these three drilling Programs were drilled in the first six months of 2003, we expensed the same proportion of those costs in the period. The higher current period SG&A expenses also reflects costs for supporting expanded operations as a whole, including increased salary and other employee related expenses. In addition to those expenses, we recognized non-cash compensation charges aggregating $589,200 from transactions in stock options and common stock purchase warrants during the current reported period.

         DD&A increased 34% to $373,160 in the first half of 2003 from $278,760 in the same period of 2002. The increase in DD&A expense reflects additions to oil and gas properties and related equipment. Because of increased debt incurred to finance part of our acquisition and development activities, we also incurred higher interest expenses, up 68% to $204,633 in the first half of 2003 from $121,767 in the same period last year.

         We realized net income of $2,012,930 for the first six months of 2003, an increase of 244% compared to $585,189 realized in the first six months of 2002, reflecting the foregoing factors. Basic earnings per share were $0.32 based on 6,249,688 weighted average common shares outstanding in the first six months of 2003 compared to $0.11 based on 5,209,765 weighted average common shares outstanding in the same period last year.

         The results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. During the six months ended June 30, 2003, net cash of $3,330,505 was provided by operating activities before working capital adjustments, and net cash of $776,811 was used in operating activities after accounting for changes in assets and liabilities for the period, including a reduction of $4,281,184 in customers' drilling deposits under turnkey drilling contracts with sponsored Drilling Programs. Our cash position during the first six months of 2003 was increased by $4,839,184 provided by financing activities, consisting primarily of proceeds from the issuance of our common shares and convertible notes. See "Recent Developments - Equity Infusion" and "- Conversion of Notes and Preferred Stock" above. The increase in our cash position from financing activities during the first half of 2003 was partially offset by the use of $3,085,604 of net cash in investing activities. Funds used in investing activities were comprised primarily of $2,613,421 in net additions to our oil and gas properties and $475,428 in the purchase of property and equipment. As a result of these activities, cash and cash equivalents increased from $7,031,307 at December 31, 2002 to $7,450,076 as of June 30, 2003.

         As of June 30, 2003, we had working capital of $3,230,928, compared to a working capital deficit of $1,513,571 at the end of 2002. Because of wide fluctuations in our current assets and liabilities resulting from the timing of customers' deposits and expenditures under turnkey drilling contracts with our Drilling Programs, we generally do not consider working capital to be a reliable measure of liquidity. Any working capital deficits at the end of future reporting periods are not expected to have an adverse effect on our financial condition or results of operations.

         Capital Resources. Our business involves significant capital requirements. The rate of production from oil and gas properties generally declines as reserves are depleted. Without successful development activities, our proved reserves will decline as oil and gas is produced from our proved developed reserves. Our long term performance and profitability is dependent not only on developing existing oil and gas reserves, but also on our ability to find or acquire additional reserves on terms that are economically and operationally advantageous. To fund our ongoing reserve development and acquisition activities, we have historically relied on a combination of cash flows from operations, bank borrowings and private placements of our convertible notes and equity securities, as well as participation by outside investors in our sponsored Drilling Programs.

         During the first half of 2003, our property acquisitions, convertible note financings and institutional private placement of common stock added significantly to our reserve base and capital resources. See "Recent Developments - Property Acquisitions," "- Convertible Notes and Preferred Stock" and "- Equity Infusion" above.

The means for developing our properties were also significantly enhanced by our Drilling Program financings in the fourth quarter of 2002 and July 2003, with contributed capital aggregating $15,525,000 from outside investors. Our 25% contributions to these programs aggregated $5,175,000. See "Drilling Programs" above.

         The agreements governing each of our Drilling Programs organized since 2000 provides program participants with the right, exercisable for 90 days at the end of the fifth through ninth years following the program's organization, to convert their program interests into our common stock at prevailing market prices. Converted program interests will be valued based on their proportionate share of the standardized measure of discounted future net cash flows from the program's proved oil and gas reserves, as estimated in the program's year-end reserve report. Each program participant's annual conversion right is limited to 49% of his program interest. In addition, the exercise of conversion rights in all Drilling Programs for any year may not exceed, in aggregate, 19% of our common shares then outstanding. Commencing in 2005, any exercise of these conversion rights by participants in our recent Drilling Programs would increase our interests in the programs' oil and gas production and reserves.

         To finance part of our contributions to Drilling Programs, we have issued five separate series of convertible notes since 1999 in the aggregate principal amount of $4,506,125, including $3,236,125 principal amount of convertible notes issued in the first six months of 2003. The notes bear interest payable semi-annually at rates from 4% to 10% per annum. The notes of each series are convertible at the option of the holders into our common stock at prices ranging from $0.85 to $2.71 per share and are generally redeemable at the option of the Company at 100% of their principal amount plus accrued interest through the date of redemption. As a result of note conversions totaling $1,260,000 by several holders in the first six months of 2003, convertible notes in the aggregate principal amount of $3,246,125 were outstanding at June 30, 2003. See "Recent Developments - Convertible Notes and Preferred Stock" above.

         In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At June 30, 2003, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at June 30, 2003. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $2,247,984 at December 31, 2002. During the first half of 2002, we repaid $2,000,000 of the outstanding credit facility principal, reducing our borrowings under the facility to $247,984 at June 30, 2003.

         Our remaining long term debt outstanding at June 30, 2003, including the current portions, aggregated $424,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $193,333 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financing to repay our outstanding long term debt at maturity.

         Our future revenues, profitability and rate of growth will continue to be substantially dependent on the demand and market price for natural gas. Future market prices for natural gas will also have a significant impact on our ability to maintain or increase our borrowing capacity, to obtain additional capital on acceptable terms and to continue attracting investment capital to Drilling Programs. The market price for natural gas is subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control.

         We do not expect our cash flow from operations or borrowings under our credit facility to provide adequate working capital to meet our capital expenditure objectives beyond 2003. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future Drilling Programs.

RELATED PARTY TRANSACTIONS

         Because we operate through subsidiaries and affiliated Drilling Programs, our holding company structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. It is our policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties. Significant related party transactions are summarized in Notes 4 and 12 of the footnotes to the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         General. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including evaluations of any allowance for doubtful accounts and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. The results of these evaluations form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts.

         The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

         Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts when deemed appropriate to reflect losses that could result from failures by customers or other parties to make payments on our trade receivables. The estimates of this allowance, when maintained, are based on a number of factors, including historical experience, aging of the trade accounts receivable, specific information obtained on the financial condition of customers and specific agreements or negotiated amounts with customers.

         Impairment of Long-Lived Assets. Our long-lived assets include property and equipment and goodwill. Long-lived assets with an indefinite life are reviewed at least annually for impairment, while other long-lived assets are reviewed whenever events or changes in circumstances indicate that carrying values of these assets are not recoverable.

FORWARD LOOKING STATEMENTS

         This Report includes forward looking statements within the meaning of
Section 21E of the Securities Exchange Act relating to matters such as anticipated operating and financial performance, business and financing prospects, developments and results of our operations. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside our control, including operating risks inherent in oil and gas development and producing activities, fluctuations in market prices of oil and natural gas, changes in future development and production costs and uncertainties in the availability and cost of capital. Words such as "anticipated," "expect," "intend," "plan" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

ITEM 3. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this Report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or other factors that significantly affected these controls after the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 26, 2003, we held our annual meeting of shareholders. All of the incumbent directors listed in our proxy statement for the meeting were reelected. The number of votes cast for and against each nominee is set forth below.

                                                                  VOTES
         NOMINEE                          VOTES FOR              WITHHELD
         -------                          ---------              --------
William S. Daugherty...............       3,738,286               18,068
James K. Klyman....................       3,738,557               17,797
Charles L. Cotterell...............       3,738,569               17,785

         Our shareholders also voted at the meeting to approve a proposal fixing the size of our board at three members and to ratify our board's appointment of Kraft, Berger, Grill, Schwartz, Cohen & March LLP as our independent public accountants for the year ending December 31, 2003. The number of votes cast for and against each of these proposals is set forth below.

                                                         VOTES          VOTES
         PROPOSAL                      VOTES FOR        AGAINST       WITHHELD
         --------                      ---------        -------       --------
To fix the size of the board of
  directors at three members.......    3,615,864        75,835         54,555
To ratify the appointment of
  independent public accountants...    3,741,661        12,101          2,692

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBIT
 ------                             ----------------------
  3.1           Memorandum and Articles for Catalina Energy & Resources Ltd.,
                a British Columbia corporation, dated January 31, 1979
                (incorporated by reference to Exhibit 3[a] to its Registration
                Statement on Form 10 [File No. 0-12185], filed May 25, 1984).

  3.2           Certificate for Catalina Energy & Resources Ltd., a British
                Columbia corporation, dated November 27, 1981, changing the name of Catalina Energy & Resources Ltd. to Alaska Apollo Gold
                Mines Ltd. (incorporated by reference to Exhibit 3[b] to its Registration Statement on Form 10 [File No. 0-12185] filed May
                25, 1984).

  3.3           Certificate of Change of Name for Alaska Apollo Gold Mines
                Ltd., a British Columbia corporation, dated October 14, 1992, changing the name of Alaska Apollo Gold Mines Ltd. to Daugherty Resources, Inc., and changing its authorized capital stock to 6,000,000 shares of common stock, without par value
                (incorporated by reference to Exhibit 3[c] to Amendment No. 1 to its Annual Report on Form 10-K [File No. 0-12185] for the year ended December 31, 1993).

  3.4           Altered Memorandum of Daugherty Resources, dated September 9,
                1994, changing its authorized capital stock to 20,000,000 shares of common stock, without par value (incorporated by reference to Exhibit 3[d] to Amendment No. 1 to its Annual
                Report on Form 10-K [File No. 0-12185] for the year ended
                December 31, 1993).

  3.5           Altered Memorandum of Daugherty Resources, dated June 30,
                1999, changing its authorized capital stock to 100,000,000 shares of common stock, without par value, and 5,000,000 shares of preferred stock, without par value, and accompanying Special Resolution setting forth the terms of preferred shares (incorporated by reference to Exhibit 3[a] to its Current Report on Form 8-K
                [File No. 0-12185] dated October 25, 1999).

 10.1 1997 Stock Option Plan of Daugherty Resources (incorporated by reference to Exhibit 10[a] to its Annual Report on Form 10-K
                [File No. 0-12185] for the year ended December 31, 2002).

 10.2 2001 Stock Option Plan of Daugherty Resources (incorporated by reference to Exhibit 10[b] to its Annual Report on Form 10-K
                [File No. 0-12185] for the year ended December 31, 2002).

 10.3 Securities Purchase Agreement dated as of June 10, 2003 between Daugherty Resources and the investors named therein
                (incorporated by reference to Exhibit 10.1 to the Current
                Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated June 13, 2003).

 10.4 Registration Rights Agreement dated as of June 13, 2003 between Daugherty Resources and the investors named therein
                (incorporated by reference to Exhibit 10.2 to the Current
                Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated June 13, 2003).

 10.5 Form of Common Stock Purchase Warrant dated June 13, 2003 issued pursuant to Securities Purchase Agreement dated as of June 10, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit
                10.1 to the Current Report on Form 8-K [File No. 0-12185] of
                Daugherty Resources dated June 13, 2003).

 21.1           Subsidiaries of Daugherty Resources: Sentra Corporation, a
                Kentucky corporation, and Daugherty Petroleum, Inc., a
                Kentucky corporation.

 31.1           Certification of Chief Executive Officer Pursuant to Rules
                13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

 31.2           Certification of Chief Financial Officer Pursuant to Rules
                13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

             Current Report on Form 8-K dated June 13, 2003 regarding completion of the transactions contemplated by a Securities Purchase Agreement dated as of June 10, 2003 among Daugherty Resources, Inc. and the investors named therein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAUGHERTY RESOURCES, INC.

Date: August 11, 2003                 By:      /s/ William S. Daugherty
                                          --------------------------------------
                                                 William S. Daugherty
                                               Chief Executive Officer
                                              (Duly Authorized Officer)
                                            (Principal Executive Officer)