Form 10QSB
period 2003-09-30
DAUGHERTY RESOURCES INC
filed 2003-11-12
CIK 746834

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

            TITLE OF CLASS                   OUTSTANDING AT OCTOBER 31, 2003

             COMMON STOCK                                9,959,902


Transitional Small Business Disclosure Format. Yes [ ] No [X]


================================================================================

                            DAUGHERTY RESOURCES, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS:

Review Engagement Report.............................................  2

Condensed Consolidated Balance Sheets -- September 30, 2003
  (unaudited) and December 31, 2002..................................  3

Condensed Consolidated Statement of Operations and Deficit --
  Three months and nine months ended September 30, 2003 and
  2002 (unaudited)...................................................  4

Condensed Consolidated Statement of Cash Flows -- Three months and nine months ended September 30, 2003 and 2002 (unaudited)......  5

Notes to Condensed Consolidated Financial Statements.................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS.......................................... 15

ITEM 3.  CONTROLS AND PROCEDURES..................................... 23

PART II. OTHER INFORMATION........................................... 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



REVIEW ENGAGEMENT REPORT

To the Directors of
DAUGHERTY RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES, INC. as at September 30, 2003 and the condensed consolidated statements of operations and deficit and cash flows for the three and nine months ended September 30, 2003. Our review was made in accordance with generally accepted standards for review engagements in Canada and the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and, consequently, we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in Canada and the United States of America, the balance sheet as at December 31, 2002 and the related statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 23, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


              /s/ KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
              -----------------------------------------------------
                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
November 4, 2003

                            DAUGHERTY RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2003             2002
                                                                         ------------     ------------
ASSETS
  Current assets:
   Cash and cash equivalents .........................................   $ 14,162,407     $  7,031,307
   Accounts receivable ...............................................        542,251          328,035
   Prepaid expenses and other current assets .........................        668,130          460,663
   Loans to related parties (Note 4) .................................        117,301           64,162
                                                                         ------------     ------------
    Total current assets .............................................     15,490,089        7,884,167

  Bonds and deposits .................................................         41,000           41,000
  Oil and gas properties (Note 2) ....................................     12,850,415        9,679,549
  Property and equipment (Note 3) ....................................      1,490,871          918,855
  Loans to related parties (Note 4) ..................................        576,614          711,658
  Investment (Note 5) ................................................        119,081          119,081
  Deferred financing costs (Note 6) ..................................        593,526           43,546
  Goodwill (Note 7) ..................................................        313,177          313,177
                                                                         ------------     ------------

    Total assets .....................................................   $ 31,474,773     $ 19,711,033
                                                                         ============     ============
LIABILITIES
  Current liabilities:
   Bank loans (Note 8) ...............................................   $    134,162     $    134,162
   Accounts payable ..................................................      1,064,276        1,094,941
   Accrued liabilities ...............................................      1,167,101        1,212,094
   Income taxes payable ..............................................        274,765               --
   Customers' drilling deposits ......................................      4,824,300        6,764,200
   Long term debt, current portion (Note 9) ..........................        409,669          192,341
                                                                         ------------     ------------
    Total current liabilities ........................................      7,874,273        9,397,738

  Long term debt (Note 9) ............................................      7,474,097        4,027,198
                                                                         ------------     ------------

    Total liabilities ................................................     15,348,370       13,424,936
                                                                         ------------     ------------
SHAREHOLDERS' EQUITY
Capital Stock (Note 10)
  Authorized:
     5,000,000 Preferred shares, non-cumulative, convertible
   100,000,000 Common shares
  Issued:    0 Preferred shares (2002 - 558,476) .....................             --        1,784,493
     9,932,102 Common shares (2002 - 5,505,670) ......................     33,528,535       24,589,797
        21,100 Common shares held in treasury, at cost ...............        (23,630)         (23,630)
  Paid in capital -- Warrants ........................................        223,086               --
  To be issued:
        24,887 Common shares .........................................         55,226           55,226
                                                                         ------------     ------------
                                                                           33,783,217       26,405,886
  Accumulated deficit ................................................    (17,656,814)     (20,119,789)
                                                                         ------------     ------------

    Total shareholders' equity .......................................     16,126,403        6,286,097
                                                                         ------------     ------------

Total liabilities and shareholders' equity ...........................   $ 31,474,773     $ 19,711,033
                                                                         ============     ============

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ----------------------------    ----------------------------
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
REVENUE
  Contract drilling (Note 12) ......................   $  3,866,000    $    556,733    $ 14,924,000    $  4,040,733
  Oil and gas production ...........................        749,340         320,453       1,815,630         777,899
  Gas transmission and compression .................        269,801         220,343         827,835         715,606
                                                       ------------    ------------    ------------    ------------
   Total revenue ...................................      4,885,141       1,097,529      17,567,465       5,534,238
                                                       ------------    ------------    ------------    ------------

DIRECT EXPENSES
  Contract drilling ................................      2,026,249         240,145       6,704,598       2,016,779
  Oil and gas production ...........................        227,853         225,562         648,797         572,211
  Gas transmission and compression .................        144,436          72,128         399,198         417,021
                                                       ------------    ------------    ------------    ------------
   Total direct expenses ...........................      2,398,538         537,835       7,752,593       3,006,011
                                                       ------------    ------------    ------------    ------------

GROSS PROFIT .......................................      2,486,603         559,694       9,814,872       2,528,227
                                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)
  Selling, general and administrative ..............     (1,437,407)       (691,872)     (5,635,136)     (1,698,987)
  Compensation from options and warrants ...........             --              --        (589,200)             --
  Depreciation, depletion and amortization .........       (225,560)       (139,380)       (598,720)       (418,140)
  Interest expense .................................       (153,677)        (60,651)       (358,310)       (182,418)
  Interest income ..................................         48,001          10,144         105,536          34,442
  Other, net .......................................          6,850           2,673          (1,302)          2,673
                                                       ------------    ------------    ------------    ------------
   Total other income (expenses) ...................     (1,761,793)       (879,086)     (7,077,132)     (2,262,430)
                                                       ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ..................        724,810        (319,392)      2,737,740         265,797

INCOME TAX EXPENSE
  Current ..........................................        274,765        (121,369)      1,039,679         101,003
  Benefit realized on loss carried forward .........             --         121,369        (764,914)       (101,003)
                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS) ..................................   $    450,045    $   (319,392)   $  2,462,975    $    265,797
                                                       ============    ============    ============    ============

DEFICIT, beginning of period .......................   $(18,106,859)   $(20,169,550)   $(20,119,789)   $(20,754,739)
                                                       ============    ============    ============    ============

DEFICIT, end of period .............................   $(17,656,814)   $(20,488,942)   $(17,656,814)   $(20,488,942)
                                                       ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE
  Basic ............................................   $       0.05    $      (0.06)   $       0.33    $       0.05
                                                       ============    ============    ============    ============
  Diluted ..........................................   $       0.04    $      (0.06)   $       0.24    $       0.04
                                                       ============    ============    ============    ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic ............................................      9,557,613       5,460,724       7,364,447       5,294,499
                                                       ============    ============    ============    ============

  Diluted ..........................................     13,130,760       5,460,724      10,867,193       5,925,338
                                                       ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (U.S. FUNDS) (UNAUDITED)

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       ------------------------    --------------------------
                                                                          2003           2002          2003           2002
                                                                       -----------    ---------    -----------    -----------
OPERATING ACTIVITIES
  Net income (loss) ................................................   $   450,045    $(319,392)   $ 2,462,975    $   265,797
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
   Incentive bonus paid in common shares ...........................            --           --        351,420        109,620
   Compensation from options and warrants ..........................            --           --        589,200             --
   Depreciation, depletion and amortization ........................       225,560      139,380        598,720        418,140
   Write-off of deferred financing costs ...........................        29,786           --         29,786             --
   Notes issued in kind for interest on notes ......................        23,973           --         23,973             --
   Gain on sale of assets ..........................................        (6,050)          --         (2,255)            --
   Changes in assets and liabilities
    Accounts receivable ............................................      (135,316)     147,983       (214,216)       232,054
    Prepaid expenses and other assets ..............................      (297,702)    (268,770)      (207,467)      (355,610)
    Accounts payable ...............................................       (72,352)     359,511        133,461        387,617
    Accrued liabilities ............................................      (672,029)    (281,159)       (44,993)        72,866
    Income taxes payable ...........................................       274,765           --        274,765             --
    Customers' drilling deposits ...................................     3,011,600      368,750     (1,939,900)    (2,334,250)
                                                                       -----------    ---------    -----------    -----------
Net cash provided by (used in) operating activities ................     2,832,280      146,303      2,055,469     (1,203,766)
                                                                       -----------    ---------    -----------    -----------

INVESTING ACTIVITIES
  Proceeds from sale of assets .....................................        17,500           --         20,745             --
  Purchase of property and equipment ...............................      (236,678)    (157,057)      (712,106)      (226,909)
  Purchase of investment ...........................................            --           --             --         (9,827)
  Additions to oil and gas properties, net .........................    (1,012,445)    (162,196)    (3,625,866)      (562,100)
                                                                       -----------    ---------    -----------    -----------
Net cash used in investing activities ..............................    (1,231,623)    (319,253)    (4,317,227)      (798,836)
                                                                       -----------    ---------    -----------    -----------

FINANCING ACTIVITIES
  Net payments on short term borrowings ............................            --           --             --        (11,905)
  Decrease (increase) in loans to related parties ..................        29,326       13,197         81,905       (186,601)
  Proceeds from issuance of common shares ..........................       509,815      102,500      3,585,699        102,500
  Proceeds from issuance of long term debt .........................     5,000,000      241,250      8,236,125        241,250
  Payments of deferred financing costs .............................      (410,000)          --       (410,000)            --
  Payments of long term debt .......................................       (17,467)     (46,762)    (2,100,871)       (84,645)
                                                                       -----------    ---------    -----------    -----------
Net cash provided by financing activities ..........................     5,111,674      310,185      9,392,858         60,599
                                                                       -----------    ---------    -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS ................................     6,712,331      137,235      7,131,100     (1,942,003)
CASH AND CASH EQUIVALENTS:
  Beginning of period ..............................................     7,450,076      165,182      7,031,307      2,244,420
                                                                       -----------    ---------    -----------    -----------
  End of period ....................................................   $14,162,407    $ 302,417    $14,162,407    $   302,417
                                                                       ===========    =========    ===========    ===========
SUPPLEMENTAL DISCLOSURE
Interest paid ......................................................   $   190,308    $  79,665    $   363,250    $   196,960
Income taxes paid ..................................................            --           --             --             --
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Preferred shares issued for acquisition and debt settlement ........            --           --             --        418,785
Common shares issued for settlement of accounts payable ............            --           --        164,126        155,031
Common shares issued upon conversion of notes ......................     1,235,000           --      2,495,000             --

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (U.S. FUNDS)
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) General. The accompanying unaudited condensed consolidated financial statements of Daugherty Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles in Canada. Except as described in Note 14, those accounting principles conform in all material respects with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's condensed consolidated financial position at September 30, 2003 and its condensed consolidated results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                                                                                                       DECEMBER 31,
                                                                    SEPTEMBER 30, 2003                     2002
                                                        -------------------------------------------    ------------
                                                                        ACCUMULATED
                                                            COST           DD&A             NET             NET
                                                        -----------     -----------     -----------     ----------

Proved oil and gas properties .....................     $13,967,720     $(2,315,179)    $11,652,541     $8,576,375
Unproved oil and gas properties ...................         494,737              --         494,737        419,737
Wells and related equipment .......................         847,750        (144,613)        703,137        683,437
                                                        -----------     -----------     -----------     ----------

Total oil and gas properties ......................     $15,310,207     $(2,459,792)    $12,850,415     $9,679,549
                                                        ===========     ===========     ===========     ==========

NOTE 3. PROPERTY AND EQUIPMENT

      Capitalized costs and accumulated depreciation relating to the Company's property and equipment are summarized below.

                                                                                                  DECEMBER 31,
                                                                SEPTEMBER 30, 2003                    2002
                                                    -------------------------------------------   ------------
                                                                   ACCUMULATED
                                                       COST        DEPRECIATION          NET           NET
                                                    ----------     ------------      ----------     --------

Land ..........................................     $   12,908       $      --       $   12,908     $ 12,908
Building improvements .........................         20,609          (2,920)          17,689        4,471
Machinery and equipment .......................      1,139,660        (208,883)         930,777      625,086
Office furniture and fixtures .................        131,248         (93,346)          37,902       18,176
Aircraft ......................................        275,000         (25,280)         249,720      116,146
Vehicles ......................................        376,255        (134,380)         241,875      142,068
                                                    ----------       ---------       ----------     --------

Total property and equipment ..................     $1,955,680       $(464,809)      $1,490,871     $918,855
                                                    ==========       =========       ==========     ========

NOTE 4. LOANS TO RELATED PARTIES

      Loans to related parties represent loans receivable from certain shareholders and officers of the Company, payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $522,486 at September 30, 2003 and $604,379 at December 31, 2002. These loans bear interest at 6% per annum and are collateralized by ownership interests in Drilling Programs. The loans receivable from officers aggregated $171,429 at September 30, 2003 and $171,441 at December 31, 2002. These loans are non-interest bearing and unsecured.

NOTE 5. INVESTMENT

      The Company has an investment of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority. The bonds bear interest at rates ranging from 7% to 8.25% per annum, with maturity dates of July 1, 2004 and July 1, 2010. Although the bonds have a face value of $154,040, they are carried at cost on the Company's consolidated financial statements in accordance with accounting principles generally accepted in Canada. Under accounting principles generally accepted in the United States, the investments are reportable at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of September 30, 2003 and December 31, 2002, the estimated market value of the bonds was $36,970.

NOTE 6. DEFERRED FINANCING COSTS

      The Company incurred financing costs of $137,607 during 1999 in connection with the issuance of its 10% Convertible Secured Notes due July 31, 2004. These costs were capitalized and have been amortized over the life of the notes. Accumulated amortization aggregated $107,821 at June 30, 2003 and $94,061 at December 31, 2002. During the three months ended September 30, 2003, the remaining notes were converted into common shares in accordance with the terms of the notes. See Note 10 - Capital Stock. As a result, the Company recognized a non-cash charge of $29,786 at September 30, 2003 to reflect the retirement of the notes.

      The Company incurred financing costs of $601,886 during the third quarter of 2003 in connection with the issuance of $5,000,000 principal amount of its 7% Convertible Notes due September 5, 2008. These costs were capitalized and will be amortized over the life of the notes. Accumulated amortization aggregated $8,360 at September 30, 2003.

NOTE 7. GOODWILL

      In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177.

At the beginning of 2002, the Company adopted Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of Statement of Financial Accounting Standards ("SFAS") No. 142 for accounting standards generally accepted in the United States of America. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. Based on analyses of its recorded goodwill performed in October 2002 and 2003, the Company determined that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of September 30, 2003 and December 31, 2002.

NOTE 8. BANK LOAN

      At September 30, 2003 and December 31, 2002, the Company had an outstanding bank loan in the principal amount of $134,162, fully secured by a certificate of deposit. The loan bears interest at the rate of 4.71% per annum and is repayable on January 15, 2004.

NOTE 9. LONG TERM DEBT

      (a) Credit Facility. The Company maintains a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At September 30, 2003, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at September 30, 2003. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at September 30, 2003 and $2,247,984 at December 31, 2002.

      (b) Convertible Notes. The Company has issued a series of convertible notes in private placements to finance a substantial part of its drilling activities. The notes are convertible by the holders into the Company's common stock at fixed rates (subject to anti-dilution adjustments) and are generally redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. The terms of the notes are summarized below.

                                                     PRINCIPAL AMOUNT OUTSTANDING AT                   SHARES
                                                     -------------------------------                  ISSUABLE
                                                     SEPTEMBER 30,      DECEMBER 31,    CONVERSION      UPON
TITLE OF NOTES                                           2003               2002           PRICE     CONVERSION
--------------                                       -------------      ------------    ----------   ---------

10% Convertible Secured
  Notes due July 31, 2004(1) ....................     $       --         $  850,000        $2.71            --
10% Convertible Notes
  due May 1, 2007 ...............................        740,500            420,000         1.50       493,666
8% Convertible Notes
  due April 10, 2008 ............................        770,625                 --         1.90       405,592
8% Convertible Notes
  due May 1, 2008 ...............................        500,000                 --         2.25       222,222
7% Convertible Notes
  due September 5, 2008 .........................      5,023,973                 --         4.50     1,116,438
                                                      ----------         ----------                  ---------

  Total .........................................     $7,035,098         $1,270,000                  2,237,918
                                                      ==========         ==========                  =========

-------------------------
  (1) Secured by liens on mining properties.

      The Company's 7% Convertible Notes due September 5, 2008 (the "Institutional Notes") were issued in September 2003, along with warrants to purchase up to 222,222 common share (the "Institutional Warrants"), to institutional investors with various provisions not provided under prior note financings. Interest on the Institutional Notes is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. PIK Notes aggregating $23,973 were issued as of September 30, 2003. The Company has the right to repay any unconverted Institutional Notes at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. The Institutional Notes are repayable upon any event of default in cash at the greater of 115% of their principal amount or 100% of the prevailing market price of their underlying conversion shares. Events of default include any delisting of the Company's common stock, failure to pay interest, honor conversion requests or satisfy registration requirements, any default for over $250,000 on other obligations and any sale, merger or other change of control transaction not approved by holders of the Institutional Notes.

      The Institutional Notes are convertible into common shares at the option their holders at an initial conversion price of $4.50. The conversion price is subject to anti-dilution adjustments for any recapitalization transaction and for any issuance of common stock or rights to acquire common stock for consideration less than the prevailing conversion price. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved incentive plans or in a public offering, business acquisition or strategic transaction. In addition, no anti-dilution adjustments will be made to the extent they would increase the total shares issuable under the Institutional Notes and Institutional Warrants above 1,947,990 common shares. The same limitation applies to the payment of interest in kind and to repayment of the Institutional Notes in common shares.

      (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $422,818 at September 30, 2003.

      (d) Miscellaneous Debt. The following table summarizes the Company's other outstanding debt obligations at September 30, 2003 and December 31, 2002.

                                                                      PRINCIPAL AMOUNT OUTSTANDING AT
                                                                      -------------------------------
                                                                      SEPTEMBER 30,      DECEMBER 31,
TERMS OF DEBT                                                             2003               2002
-------------                                                         -------------      ------------

Notes issued to finance equipment and vehicles,
  payable monthly in various amounts through 2005,
  with interest ranging from 6.0% to 9.5% per annum,
  collateralized by the acquired equipment and vehicles ...........     $ 30,843           $ 61,426
Loan payable to unaffiliated company, bearing interest
  at 10% per annum payable quarterly, collateralized
  by assets of subsidiary guarantor ...............................       64,779             64,779
Note payable to unaffiliated individual, payable in
  60 installments of $1,370, together with interest at 8%
  per annum, through February 2005 ................................       24,067             35,704
Loans payable to various banks, payable monthly in
  various amounts, together with interest at rates ranging
  from 4.25% to 9.75% per annum, through May 2006,
  collateralized by receivables and various vehicles ..............       54,115             76,178
Loan payable to unaffiliated company, bearing interest
  at 10% per annum ................................................           --             24,650
                                                                        --------           --------
                                                                        $173,804           $262,737
                                                                        ========           ========


      (e) Total Long Term Debt. The following table sets forth the Company's total long term debt and current portion at September 30, 2003 and December 31, 2002.

                                                                      PRINCIPAL AMOUNT OUTSTANDING AT
                                                                      -------------------------------
                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                           2003              2002
                                                                      -------------      ------------


Total long term debt (including current portion) ..................     $7,883,766        $4,219,539
Less current portion ..............................................        409,669           192,341
                                                                        ----------        ----------
Total long term debt ..............................................     $7,474,097        $4,027,198
                                                                        ==========        ==========

NOTE 10. CAPITAL STOCK

      (a) Preferred and Common Shares. The following table reflects transactions involving the Company's capital stock during the reported periods.

                                                              NUMBER OF
PREFERRED SHARES ISSUED                                         SHARES             AMOUNT
-----------------------                                       ---------         -----------

Balance, December 31, 2001 ................................     563,249         $ 1,802,541
  Converted into common shares ............................      (4,773)            (18,048)
                                                              ---------         -----------
Balance, December 31, 2002 ................................     558,476           1,784,493
  Converted into common shares ............................    (558,476)         (1,784,493)
                                                              ---------         -----------
Balance, September 30, 2003 ...............................          --         $        --
                                                              =========         ===========

COMMON SHARES ISSUED
--------------------

Balance, December 31, 2001 ................................   4,959,112         $24,184,198
  Issued for cash .........................................     125,000             102,500
  Issued to employees as incentive bonus ..................     204,000             130,020
  Issued upon conversion of preferred shares ..............       4,773              18,048
  Issued for settlement of accounts payable ...............     212,785             155,031
                                                              ---------         -----------
Balance, December 31, 2002 ................................   5,505,670          24,589,797
  Issued for cash .........................................     950,000           2,460,450
  Issued to employees as incentive bonus ..................     353,500             351,420
  Issued upon conversion of preferred shares ..............     625,448
                                                                                  1,784,493
  Issued for settlement of accounts payable ...............     146,888             164,126
  Issued upon conversion of convertible notes .............   1,447,173
                                                                                  2,495,000
  Issued upon exercise of stock options and warrants ......     903,423           1,683,249
                                                              ---------         -----------
Balance, September 30, 2003 ...............................   9,932,102         $33,528,535
                                                              =========         ===========

PAID IN CAPITAL -- WARRANTS ...............................          --         $   223,086
--------------------------                                    =========         ===========

COMMON SHARES TO BE ISSUED
--------------------------

To be issued in connection with 1999 purchase of oil
  and gas properties ......................................      24,887         $    55,226
                                                              =========         ===========


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

      Because the exercise price for each option issued under the Company's stock option plans is set at the market price of its common shares at the time of grant, the Company has not recorded any compensation expense from option grants in the accompanying condensed consolidated financial statements. If the fair value based method of accounting had been used, the Company's net income for the nine months ended September 30, 2003 would have decreased to $2,309,375 or $0.31 per share, assuming a risk free interest rate of 4.5%, theoretical volatility of .30 and no dividend yield. Since no options were granted under the Company's stock option plans during the three months ended September 30, 2003 or either of the interim reported periods in 2002, net income (loss) and earnings (loss) per share for those periods would not have been affected by fair value based method of accounting.

      During the second quarter of 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. Since the disclosure only alternative of CICA Handbook
Section 3870 and ABP Opinion No. 25 is not available for the exercise of stock options with this feature, the Company recorded a compensation charge of $558,000 for the nine months ended September 30, 2003, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date that the options were exercised. Additional non-cash compensation of $31,200 was also recognized in the nine months ended September 30, 2003 from the issuance of warrants for corporate consulting services.

      The exercise prices of options outstanding and exercisable at September 30, 2003 range from $1.00 to $5.00 per share, and their weighted average remaining contractual life is 2.01 years. The following table reflects transactions involving the Company's stock options during the reported periods.

                                                                          WEIGHTED
                                                                           AVERAGE
                                              ISSUED     EXERCISABLE   EXERCISE PRICE
                                            ---------    -----------   --------------
STOCK OPTIONS
-------------

Balance, December 31, 2001  ..............  2,479,210     2,479,210         $2.02
                                                          =========
  Expired ................................   (894,000)                       3.39
                                            ---------
Balance, December 31, 2002  ..............  1,585,210     1,585,210          1.30
                                                          =========
  Granted ................................    400,000                        1.02
  Exercised ..............................   (773,646)                       1.18
  Expired ................................    (25,000)                       5.00
                                            ---------
Balance. September 30, 2003 ..............  1,186,564     1,186,564          1.16
                                            =========     =========


      The Company has issued common stock purchase warrants in various financing transactions, including three-year warrants to purchase up to 222,222 common shares at an initial exercise price of $5.11 issued in September 2003 as part of the Institutional Note financing, with similar anti-dilution provisions. See
Note 9 - Long Term Debt - Convertible Notes. Other warrants outstanding at September 30, 2003 have exercise prices ranging from $1.12 to $4.80 per share. The weighted average remaining contractual life of all warrants outstanding at September 30, 2003 is 1.65 years. The following table reflects transactions involving the Company's common stock purchase warrants during the reported periods.

                                                                          WEIGHTED
                                                                           AVERAGE
                                              ISSUED     EXERCISABLE   EXERCISE PRICE
                                            ---------    -----------   --------------
COMMON STOCK PURCHASE WARRANTS
------------------------------



Balance, December 31, 2001  ..............  3,018,721     3,018,721         $2.61
                                                          =========
  Expired ................................   (500,000)                       0.63
                                            ---------
Balance, December 31, 2002 ...............  2,518,721     2,518,721          2.76
                                                          =========
  Issued .................................    649,622                        4.05
  Exercised ..............................   (250,356)                       2.35
                                            ---------
Balance. September 30, 2003 ..............  2,917,987     2,917,987          3.08
                                            =========     =========

NOTE 11. INCOME (LOSS) PER SHARE

      (a) Basic. Income (loss) per share is calculated using the weighted average number of shares outstanding during the period. The following table sets forth the weighted average of common shares outstanding for the reported periods.

                                                        WEIGHTED AVERAGE
           REPORTING PERIOD                         COMMON SHARES OUTSTANDING
           ----------------                         -------------------------

           Three months ended September 30, 2003            9,557,613
           Three months ended September 30, 2002            5,460,724
           Nine months ended September 30, 2003             7,364,447
           Nine months ended September 30, 2002             5,294,499

      (b) Fully Diluted. The Company follows CICA Handbook Section 3500, "Earnings per Share," effective January 31, 2001. The statement requires the presentation of both basic and diluted earnings (loss) per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three months and nine months ended September 30, 2003, the assumed exercise of outstanding stock options and warrants and conversion of outstanding convertible notes and preferred stock would have a dilutive effect on EPS because their exercise or conversion prices were below the average market price of the common stock during the periods. For the nine months ended September 30, 2002, only the assumed conversion of preferred stock would have a dilutive effect on EPS. Because the Company recognized net losses for the three months ended September 30, 2002, the assumed exercise or conversion of all these instruments would have been anti-dilutive. The following table sets forth the computation of basic and dilutive EPS for the three months and nine months ended September 30, 2003 and 2002.

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                        -------------------------    -------------------------
                                                            2003          2002           2003          2002
                                                        -----------    ----------    -----------    ----------
NUMERATOR:
----------

Net income (loss) as reported for basic EPS ........    $   450,045    $ (319,392)   $ 2,462,975    $  265,797
Adjustments to income for diluted EPS ..............         48,347            --        124,600            --
                                                        -----------    ----------    -----------    ----------
  Net income (loss) for diluted EPS ................    $   498,392    $ (319,392)   $ 2,587,575    $  265,797
                                                        ===========    ==========    ===========    ==========
DENOMINATOR:
------------
Weighted average shares for basic EPS ..............      9,557,613     5,460,724      7,364,447     5,294,499
Effect of dilutive securities:
  Stock options ....................................        957,620            --      1,018,815            --
  Warrants .........................................        980,486            --        568,204            --
  Convertible notes ................................      1,588,196            --      1,705,969            --
  Convertible preferred shares .....................         46,845            --        209,758       630,839
                                                        -----------    ----------    -----------    ----------
Adjusted weighted average shares and
  Assumed conversions for dilutive EPS .............     13,130,760     5,460,724     10,867,193     5,925,338
                                                        ===========    ==========    ===========    ==========

Basic EPS ..........................................    $      0.05    $    (0.06)   $      0.33    $     0.05
                                                        ===========    ==========    ===========    ==========
Diluted EPS ........................................    $      0.04    $    (0.06)   $      0.24    $     0.04
                                                        ===========    ==========    ===========    ==========

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

      (b) Lease of Gas Compressors. A limited liability company owned by a director and two officers of the Company has historically leased natural gas compressors to DPI. For the nine months ended September 30, 2003 and 2002, lease payments to the related party were $6,000 and $12,000, respectively.

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

           REPORTING PERIOD                          DRILLING CONTRACT REVENUE
           ----------------                          -------------------------

           Three months ended September 30, 2003..........  $3,866,000
           Three months ended September 30, 2002..........     556,733
           Nine months ended September 30, 2003...........  14,924,000
           Nine months ended September 30, 2002...........   4,040,733

NOTE 13. SEGMENT INFORMATION

      The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company's business segments.

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                            -------------------------      ---------------------------
                                               2003           2002             2003            2002
                                            ----------     ----------      -----------      ----------
REVENUE:
--------
Oil and gas development ................    $4,885,141     $1,097,529      $17,567,465      $5,534,238
Corporate ..............................            --             --               --              --
                                            ----------     ----------      -----------      ----------
  Total ................................     4,885,141      1,097,529       17,567,465       5,534,238
                                            ----------     ----------      -----------      ----------
DD&A:
-----
Oil and gas development ................       199,800        125,000          536,067         375,000
Corporate ..............................        25,760         14,380           62,653          43,140
                                            ----------     ----------      -----------      ----------
  Total ................................       225,560        139,380          598,720         418,140
                                            ----------     ----------      -----------      ----------
INTEREST EXPENSE:
-----------------
Oil and gas development ................        51,767         39,401          162,758         118,668
Corporate ..............................       101,910         21,250          195,552          63,750
                                            ----------     ----------      -----------      ----------
  Total ................................       153,677         60,651          358,310         182,418
                                            ----------     ----------      -----------      ----------
NET INCOME (LOSS):
------------------
Oil and gas development ................       782,349       (109,806)       3,792,542       1,003,007
Corporate ..............................      (332,304)      (209,586)      (1,329,567)       (737,210)
                                            ----------     ----------      -----------      ----------
  Total ................................       450,045       (319,392)       2,462,975         265,797
                                            ----------     ----------      -----------      ----------
CAPITAL EXPENDITURES:
---------------------
Oil and gas development ................     1,170,230        266,901        4,100,603         713,373
Corporate ..............................        78,893         52,352          237,369          75,636
                                            ----------     ----------      -----------      ----------
  Total ................................    $1,249,123     $  319,253      $ 4,337,972      $  789,009
                                            ==========     ==========      ===========      ==========

                                                                            SEPTEMBER 30,DECEMBER 31,
                                                                           ---------------------------
                                                                              2003            2002
                                                                           -----------     -----------
IDENTIFIABLE ASSETS:
--------------------
Oil and gas development ............................................       $20,824,682     $18,194,537
Corporate ..........................................................        10,650,091       1,516,496
                                                                           -----------     -----------
  Total ............................................................       $31,474,773     $19,711,033
                                                                           ===========     ===========

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

      (a) Comprehensive Income (Loss). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presenting comprehensive income and its components. It requires restatement of all previously reported information for comparative purposes. For the three months and nine months ended September 30, 2003 and 2002, the Company's comprehensive income (loss) was the same as its reported net income (loss), except as otherwise described in Note 5.

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

      (c) SFAS No. 144. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 to address financial accounting or reporting for the impairment or disposal of long-lived assets. It broadens the presentation of discontinued operations for long-lived assets. The Company's adoption of this statement on January 1, 2002 did not have a material impact on its consolidated financial statements for the reported periods.

      (d) SFAS No. 145. SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is effective for financial statements issued on or after May 15, 2003. In addition to amending or rescinding existing pronouncements, the statement precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. In August 2003, the Company reported the write-off of unamortized deferred financing costs aggregating $29,786 as a component of interest expense, whereas the write-off would have been reported as an extraordinary loss under SFAS No. 4.

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

      (h) SFAS No. 149. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Daugherty Resources, Inc. (the "Company") is a diversified natural resources company focused on natural gas development drilling and reserve growth. Through our wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interests in sponsored drilling partnerships (the "Drilling Programs"), we hold and actively develop oil and gas interests in the Appalachian and Illinois Basins, primarily within the State of Kentucky. DPI also owns and operates natural gas distribution facilities in Kentucky through its wholly owned subsidiary, Sentra Corporation ("Sentra"), and owns inactive gold and silver prospects in Alaska. We commenced oil and gas operations in 1993 with the acquisition of DPI and have sponsored 22 separate Drilling Programs since 1996. Unless otherwise indicated, references to the Company and to "we" or "our" in this Report include DPI, its interests in the Drilling Programs and Sentra.

      Daugherty Resources is currently organized under the laws of the province of British Columbia, Canada. We plan to seek shareholder approval for reincorporation as a Delaware corporation in a transaction known as a "domestication" under Delaware law. If approved and implemented as expected, the domestication is intended to enhance shareholder value over the long term by facilitating capital formation, increasing the marketability of our common stock and easing the income tax and accounting complexities associated with foreign incorporation.

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

RECENT DEVELOPMENTS

      Property Acquisitions. In December 2002, we completed our acquisition of oil and gas drilling rights covering approximately 100,000 acres on the southeastern edge of the Big Sandy Gas Field, extending 41 miles through our primary operating areas in eastern Kentucky (the "Leatherwood Prospect"). The farmout increased our total acreage position in the Appalachian Basin to approximately 160,000 acres. The Big Sandy Gas Field was discovered in 1921 and covers 250,000 acres. It has produced over 2.5 trillion cubic feet of natural gas from approximately 10,000 wells. We plan to drill development wells on the Leatherwood Prospect to test five primary natural gas pay zones at depths between 3,500 and 4,500 feet. We committed to drill 25 wells on the Leatherwood Prospect during 2003, and we plan to focus our long term drilling initiatives on further developing the acquired acreage. We anticipate that part of our drilling commitment for 2003 will not be satisfied until the first quarter of 2004 and expect to obtain our counterparty's consent to the extension.

      In June 2003, we increased our position in the Big Sandy Gas Field with the acquisition of an oil and gas lease covering 9,400 acres on the north side of the Pine Mountain Fault System. We began development drilling on the acquired acreage in the third quarter of 2003 to test up to five natural gas pay zones at depths between 3,500 and 4,500 feet.

      Extension of Gas Gathering System. During the third quarter of 2003, we completed a 10 mile extension of our natural gas gather system for connecting new wells in the eastern section of our Kay Jay Field in Knox and Bell Counties, Kentucky. We also installed a total of 1,200 horsepower of new compression for the system. The new system connects to a major pipeline maintained by Delta Natural Gas Company and increases our daily gross transportation capacity by 5,000 thousand cubic feet (Mcf). As of September 30, 2003, we connected 41 of our new wells to this gathering system, increasing our net daily gas production to 2,000 Mcf.

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

      Convertible Notes and Preferred Stock. Since 1999, we have financed a substantial part of our drilling activities with proceeds from private placements of six separate series of our convertible notes in the aggregate principal amount of $9,506,125, including convertible notes totaling $8,236,125 in the first nine months of 2003. The notes are convertible into our common stock at the option of the holders at specified rates, subject to anti-dilution adjustments. See "Liquidity and Capital Resources - Capital Resources" below. During the first nine months of 2003, our convertible note holders elected to convert $2,495,000 aggregate principal amount of their notes into a total of 1,447,173 shares of our common stock. In addition, all of our outstanding preferred shares were converted into common shares on a 1.12-for-1 basis during the first nine months of 2003. As a result, we issued a total of 625,448 common shares upon conversion of 558,476 outstanding preferred shares.

DRILLING PROGRAMS

      Strategy. Because our natural gas reserves are generally long-lived, with a very gradual decline curve, production from our developed reserves tends to be predictable and steady from a long term perspective but moderate from a near term point of view. With our current density of connected natural gas wells, our cash flows from oil and gas producing activities are not adequate to finance the level of drilling activities needed for the efficient development of our proved undeveloped oil and gas reserves, which represented over 75% of our total estimated proved reserves (developed and undeveloped) on an energy equivalent basis at December 31, 2002. As a result, our business focuses on development drilling and is highly capital intensive. Our strategy of sponsoring and managing Drilling Programs helps address these capital requirements. The strategy has benefited over the last few years from substantial increases in the demand and market price for natural gas, attracting investment capital to industry participants.

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

      Recent Financings. Private placements of interests in two separate Drilling Programs were completed in December 2002 with total contributed capital of $8,775,000 from outside investors, representing a 60% increase in the size of Drilling Program financings during 2001. In July 2003, we completed a private placement of interests in our most recent tiered Drilling Program with contributed capital of $6,750,000 from outside investors. The 2002 programs entered into turnkey drilling contracts with DPI for a total of 39 wells, and our drilling contracts with the initial 2003 program cover an additional 30 wells. During the third quarter of 2003, we also completed a joint venture Drilling Program with a strategic partner for two wells in which we retained a 25% interest. We expect to complete two more Drilling Program financings in 2003, one for participation in our Leatherwood initiatives and another for participation in up to 60 additional wells on other prospects.

      Proportionate Consolidation. We contributed an aggregate of $2,925,000 to the year-end 2002 Drilling Programs and $2,254,000 to the initial 2003 Drilling Program for our 25.75% interest as an investor and managing partner of each program. We contributed $150,000 to our 2003 joint venture Drilling Program for our 25% interest. We account for our interests in Drilling Programs using the proportionate consolidation method, combining our share of assets, liabilities, income and expenses of the Drilling Programs with those of our separate operations.

DRILLING RESULTS

      Completed Wells. During the nine months ended September 30, 2003, we drilled 55 gross (13.7985 net) natural gas wells. As of the date of this Report, all of those wells have been completed as producers or successfully tested in at least one primary pay zone. Most of these well were drilled by DPI under turnkey drilling contracts with Drilling Programs. Each turnkey contract establishes the price to drill and complete a specified well. We are responsible for any drilling and completion costs exceeding the contract price, and we are entitled to any surplus if the contract price exceeds our costs. We are responsible for all engineering and administrative services under these contracts, retaining control over all drilling decisions and supervisory responsibility for specialized subcontractors we engage to perform substantially all drilling and completion work.

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

RESULTS OF OPERATIONS

      Quarters Ended September 30, 2003 and 2002. Total revenues for the quarter ended September 30, 2003 were $4,885,141, an increase of 345% from $1,097,529 in the same quarter last year. Our revenue mix for the third quarter of 2003 was 79% contract drilling, 15% oil and gas production and 6% natural gas transmission and compression. For the comparable quarter of 2002, our total revenues were derived 51% from contract drilling, 29% from oil and gas production and 20% from natural gas transmission and compression activities.

      Contract drilling revenues were $3,866,000 for the third quarter of 2003, up 594% from $556,733 in the comparable quarter of 2002. This reflects both the size and the timing of Drilling Program financings, from which we derive substantially all our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives most of the net proceeds as customers' drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Drilling operations for the initial 2003 Drilling Program and our 2003 joint venture Drilling Program were ongoing during the third quarter of 2003, when we drilled 14 gross (3.5904 net) natural gas wells, all of which have been completed as producers or successfully tested in at least one primary pay zone as of the date of this Report.

      Production revenues were $749,340 for the third quarter of 2003, an increase of 134% from $320,453 in the comparable quarter of 2002. This primarily reflects an increase of 49% in our average sales price of natural gas

(before certain transportation charges) to $5.35 per Mcf in the third quarter of 2003 from $3.60 per Mcf in the corresponding quarter of 2002. It also reflects a 50% increase in our production volumes to 132,773 Mcfe in the third quarter of 2003 from 88,727 Mcfe in the same quarter last year. Our growth in production volumes resulted from new wells brought on line since the end of September 2002. The improvement in average sales price for our natural gas is consistent with a market-wide rebound in natural gas prices that began in the third quarter of 2002. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the current reported quarter, approximately 40% our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $269,801 during the third quarter of 2003, up 22% from $220,343 in the comparable quarter of 2002. This primarily reflects increased reliance on our own gathering systems for many of our new wells, generating transmission and compression revenues from the Drilling Programs holding the working interests in those wells. Our gas transmission and compression revenues include contributions from Sentra, our natural gas utility subsidiary, aggregating $33,874 for the third quarter of 2003 and $18,342 for the same quarter last year, an increase of 85%. During the current reported quarter, Sentra had 184 customers, of which 67 were commercial and agri-business accounts. Demand for Sentra's services has benefited from continued growth and acceptance of natural gas by the poultry industry, which is a major segment of the economy in Sentra's service areas.

      Total direct expenses increased by 346% to $2,398,538 for the third quarter of 2003 compared to $537,835 for the same quarter in 2002. Our direct expense mix for the current reported quarter was 85% contract drilling, 9% oil and gas production and 6% natural gas transmission and compression. For the comparable quarter of 2002, our total direct expenses were incurred 45% in contract drilling, 42% in oil and gas production and 13% in natural gas transmission and compression.

      Contract drilling expenses were $2,026,249 during the third quarter of 2003, an increase of 744% from $240,145 in the same quarter last year, reflecting the substantial level of drilling activities on behalf of our initial 2003 Drilling Programs. Our current drilling activities have benefited from related economies of scale as well as control of field overhead expenses and a reduction in the total depth for some of the new wells. This decreases variable drilling costs paid to outside drilling companies and reduces well completion expenditures.

      Production expenses increased slightly to $227,853 in the third quarter of 2003 from $225,562 in the same quarter last year, reflecting economies of scale and field operating efficiencies. As a percentage of oil and gas production revenues, production expenses decreased to 30% in the third quarter of 2003 from 70% in the same quarter last year. The improved margin reflects both cost savings from operating efficiencies and revenue growth driven by substantially higher natural gas prices in the third quarter of 2003.

      Gas transmission and compression expenses in the third quarter of 2003 increased 100% to $144,436 from $72,128 in the same quarter last year. As a percentage of gas transmission and compression revenues, these expenses increased to 54% in the current reported quarter from 33% in the third quarter of 2002.

      Selling, general and administrative ("SG&A") expenses were $1,437,407 in the third quarter of 2003, an increase of 108% from $691,872 in the same quarter last year. As a percentage of total revenues, SG&A expenses were 29% in the current reported quarter compared to 63% in the third quarter of 2002. The increase in SG&A expenses was mainly from the timing and extent of selling and promotional costs we assumed for the initial 2003 Drilling Programs. See "Drilling Programs" above. Since approximately 44% of the total wells for these Drilling Programs were drilled in the third quarter of 2003, we expensed the same proportion of those costs in the quarter. The higher current period SG&A expenses also reflects costs for supporting expanded operations as a whole, including increased salary and other employee related expenses.

      Depreciation, depletion and amortization ("DD&A") increased 62% to $225,560 in the third quarter of 2003 from $139,380 in the same quarter of 2002. The increase in DD&A expense reflects additions to oil and gas properties and related equipment. Because of increased debt incurred to finance part of our acquisition and development activities, we incurred higher interest expenses, up 153% to $153,677 in the third quarter of 2003 from $60,651 in the same quarter last year. We also recognized income tax expense of $274,765 for the third quarter of 2003, reflecting the prior utilization of all loss carryforwards at the DPI level.

      We realized net income of $450,045 for the third quarter of 2003, compared to a net loss of $319,392 in the third quarter of 2002, reflecting the foregoing factors. Basic earnings per share were $0.05 based on 9,557,613 weighted average common shares outstanding in the third quarter of 2003, compared to loss per share of $0.06 based on 5,460,724 weighted average common shares outstanding in the same quarter last year.

      Nine Months Ended September 30, 2003 and 2002. Total revenues for the first nine months of 2003 were $17,567,465, an increase of 217% from $5,534,238 in the same period last year. Our revenue mix for the current reported period was 85% contract drilling, 10% oil and gas production and 5% natural gas transmission and compression. For the comparable period of 2002, our total revenues were derived 73% from contract drilling, 14% from oil and gas production and 13% from natural gas transmission and compression activities.

      Contract drilling revenues were $14,924,000 for the first nine months of 2003, up 269% from $4,040,733 for the corresponding period in 2002, reflecting both the size and the timing of our Drilling Program financings. See "Drilling Programs" above. Based on the size of our 2002 year-end Drilling Programs and our initial 2003 Drilling Programs, we drilled a total of 55 gross (13.7985 net) natural gas wells during the first nine months of 2003. As of the date of this Report, all of those wells have been completed as producers or successfully tested in at least one primary pay zone. By comparison, based on the size of 2001 year-end Drilling Programs, we drilled 19 gross (5.4960 net) natural gas wells during the first nine months of 2002.

      Production revenues during the first nine months of 2003 were $1,815,630, an increase of 133% from $777,899 in the comparable period of 2002. This primarily reflects an increase of 71% in our average sales price of natural gas (before certain transportation charges) to $5.26 per Mcf in the first nine months of 2003 from $3.03 per Mcf in the first nine months of 2002. It also reflects a 37% increase in our production volumes to 331,659 Mcfe in the current reported period, compared to 242,673 Mcfe in the first nine months of 2002. Our growth in production volumes resulted from new wells brought on line since the end of September 2002. The improvement in average sales price for our natural gas is consistent with a market-wide rebound in natural gas prices that began in the third quarter of 2002. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the current reported period, approximately half our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $827,835 during the first nine months of 2003, up 16% from $715,606 in the comparable period of 2002. This primarily reflects increased reliance on our own gathering systems for many of our new wells, generating transmission and compression revenues from the Drilling Programs holding the working interests in those wells. Our gas transmission and compression revenues include contributions from Sentra aggregating $189,194 for the first nine months of 2003 and $107,848 for the same period last year, an increase of 76%.

      Total direct expenses increased by 158% to $7,752,593 for the first nine months of 2003 compared to $3,006,011 for the same period in 2002. Our direct expense mix for the current reported period was 87% contract drilling, 8% oil and gas production and 5% natural gas transmission and compression. For the comparable period of 2002, our total direct expenses were incurred 67% in contract drilling, 19% in oil and gas production and 14% in natural gas transmission and compression.

      Contract drilling expenses increased 232% to $6,704,598 in the first nine months of 2003 from $2,016,779 in the same period last year, reflecting the substantial increase in drilling activities. Our current drilling activities have benefited from related economies of scale as well as control of field overhead expenses. Drilling expenses have been further contained by a reduction in the total depth for some of the new wells, which generally decreases variable costs paid to outside contractors and reduces well completion expenditures.

      Production expenses increased 13% to $648,797 in the first nine months of 2003 from $572,211 in the same period last year, reflecting costs from higher production volumes and severance taxes in the current period, partially offset by economies of scale and field operating efficiencies achieved in the current reported period. As a percentage of oil and gas production revenues, production expenses decreased to 36% in the first nine months of 2003 from 74% in the corresponding period of 2002. The improved margin reflects both cost savings from operating efficiencies and revenue growth driven by substantially higher natural gas prices in the current reported period.

      Gas transmission and compression expenses in the first nine months of 2003 decreased 4% to $399,198 from $417,021 in the same period last year. As a percentage of gas transmission and compression revenues, these expenses decreased to 48% in the current reported period from 58% in the first nine months of 2002.

      SG&A expenses were $5,635,136 in the first nine months of 2003, an increase of 232% from $1,698,987 in the same period last year. As a percentage of total revenues, SG&A expenses were 32% in the current reported period compared to 31% in the first nine months of 2002. The increase in SG&A expenses was mainly from the timing and extent of selling and promotional costs we assumed for the Drilling Program financings completed at the end of 2002 and in July 2003. See "Drilling Programs" above. Since approximately 80% of the total wells for these Drilling Programs were drilled in the first nine months of 2003, we expensed the same proportion of those costs in the period. The higher current period SG&A expenses also reflects costs for supporting expanded operations as a whole, including increased salary and other employee related expenses.

      During the second quarter of 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. Since the disclosure only accounting treatment otherwise followed by the Company is not available for the exercise of stock options with this feature, we recorded a compensation charge of $558,000 for the nine months ended September 30, 2003, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date they were exercised. Additional non-cash compensation expense of $31,200 was also recognized in the nine months ended September 30, 2003 from the issuance of common stock purchase warrants for corporate consulting services.

      DD&A increased 43% to $598,720 in the first nine months of 2003 from $418,140 in the same period of 2002. The increase in DD&A expense reflects additions to oil and gas properties and related equipment. Because of increased debt incurred to finance part of our acquisition and development activities, we incurred higher interest expenses, up 96% to $358,310 in the nine months of 2003 from $182,418 in the same period last year. We also recognized income tax expense of $274,765 for the first nine months of 2003, reflecting the prior utilization of all loss carryforwards at the DPI level.

      We realized net income of $2,462,975 for the first nine months of 2003, an increase of 827% compared to $265,797 realized in the first nine months of 2002, reflecting the foregoing factors. Basic earnings per share were $0.33 based on 7,364,447 weighted average common shares outstanding in the first nine months of 2003 compared to earnings of $0.05 per share based on 5,294,499 weighted average common shares outstanding in the same period last year.

      The results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. During the nine months ended September 30, 2003, net cash provided by operating activities was $4,053,819 before working capital adjustments and $2,055,469 after accounting for changes in assets and liabilities for the period, including a reduction of $1,939,900 in customers' drilling deposits under turnkey drilling contracts with sponsored Drilling Programs. Our cash position during the first nine months of 2003 was increased by $9,392,858 provided by financing activities, consisting primarily of proceeds from the issuance of our common shares and convertible notes. See "Recent Developments - Equity Infusion" and "- Convertible Notes and Preferred Stock" above. The increase in our cash position from financing activities during the first nine months of 2003 was partially offset by the use of $4,317,227 of net cash in investing activities. Funds used in investing activities were comprised primarily of $3,625,866 in net additions to our oil and gas properties and $712,106 in the purchase of property and equipment. As a result of these activities, cash and cash equivalents increased from $7,031,307 at December 31, 2002 to $14,162,407 as of September 30, 2003.

      As of September 30, 2003, we had working capital of $7,615,816, compared to a working capital deficit of $1,513,571 at the end of 2002. Because of wide fluctuations in our current assets and liabilities resulting from the timing of customers' deposits and expenditures under turnkey drilling contracts with our Drilling Programs, we generally do not consider working capital to be a reliable measure of liquidity. Any working capital deficits at the end of future reporting periods are not expected to have an adverse effect on our financial condition or results of operations.

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

      During the first nine months of 2003, our property acquisitions, convertible note financings and institutional private placement of common stock added significantly to our reserve base and capital resources. See "Recent Developments - Property Acquisitions," "- Convertible Notes and Preferred Stock" and "- Equity Infusion" above. The means for developing our properties were also significantly enhanced by our Drilling Program financings completed in the fourth quarter of 2002 and the third quarter of 2003, with contributed capital aggregating $15,975,000 from outside investors. Our 25% contributions to these programs aggregated $5,329,000. See "Drilling Programs" above.

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

      To finance part of our contributions to Drilling Programs, we have issued six separate series of convertible notes since 1999 in the aggregate principal amount of $9,506,125, including $3,236,125 principal amount of convertible notes issued in the first six months of 2003 and $5,000,000 principal amount of convertible notes issued to institutional investors (the "Institutional Notes") in September 2003. The notes bear interest at rates from 4% to 10% per annum. The notes of each series are convertible at the option of the holders into our common stock at prices ranging from $0.85 to $4.50 per share and are generally redeemable at the option of the Company at 100% of their principal amount plus accrued interest through the date of redemption. As a result of note conversions totaling $2,495,000 by several holders in the first nine months of 2003, convertible notes in the aggregate principal amount of $7,035,098 were outstanding at September 30, 2003. See "Recent Developments - Convertible Notes and Preferred Stock" above.

      The Institutional Notes issued in September 2003 have several features not provided under prior note financings. Interest on the Institutional Notes at 7% per annum is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. We issued PIK Notes aggregating $23,973 as of September 30, 2003. We have the right to repay any unconverted Institutional Notes at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. The Institutional Notes are repayable upon any event of default in cash at the greater of 115% of their principal amount or 100% of the prevailing market price of their underlying conversion shares. Events of default include any delisting of the Company's common stock, failure to pay interest, honor conversion requests or satisfy registration requirements, any default for over $250,000 on other obligations and any sale, merger or other change of control transaction not approved by holders of the Institutional Notes.

      The Institutional Notes are convertible into common shares at the option their holders at an initial conversion price of $4.50. Participants in the financing also received three-year warrants to purchase up to an aggregate of 222,222 common shares at an exercise price of $5.11 per share. The conversion price of the Institutional Notes and exercise price of the related warrants are subject to anti-dilution adjustments for any recapitalization transaction and for any issuance of common stock or rights to acquire common stock for consideration less than the prevailing conversion price or warrant exercise price. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved incentive plans or in a public offering, business acquisition or strategic transaction. In addition, no anti-dilution adjustments will be made to the extent they would increase the total shares issuable under the Institutional Notes and warrants above 1,947,990 common shares, representing 19.99% of the common shares outstanding at the time of the financing. The same limitation applies to the payment of interest in kind and to repayment of the Institutional Notes in common shares.

      In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At September 30, 2003, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at September 30, 2003. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. During the first nine months of 2002, we repaid $2,000,000 of the outstanding credit facility principal, reducing our borrowings under the facility to $252,046 at September 30, 2003.

      Our remaining long term debt outstanding at September 30, 2003, including the current portions, aggregated $422,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $173,804 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financing to repay our outstanding long term debt at maturity.

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

      We expect our cash reserves, cash flow from operations or borrowings available under our credit facility to provide adequate working capital to meet our capital expenditure objectives through the end of 2004. Thereafter, to fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future Drilling Programs.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

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

 10.6 Securities Purchase Agreement dated as of September 5, 2003 between Daugherty Resources and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated September 9, 2003).

 10.7 Form of 7% Convertible Promissory Note dated as of September 5, 2003 issued pursuant to the Securities Purchase Agreement dated as of September 5, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated September 5, 2003).

 10.8 Registration Rights Agreement dated as of September 5, 2003 between Daugherty Resources and the investors named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated September 9, 2003).

 10.9 Form of Common Stock Purchase Warrant dated September 5, 2003 issued pursuant to Securities Purchase Agreement dated as of September 5, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated September 9, 2003).

 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.


       (b)  Reports on Form 8-K.

            Current Report on Form 8-K dated September 9, 2003 regarding completion of the transactions contemplated by a Securities Purchase Agreement dated as of September 5, 2003 among Daugherty Resources, Inc. and the investors named therein.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DAUGHERTY RESOURCES, INC.


Date: November 10, 2003                   By:     /s/ William S. Daugherty
                                             -----------------------------------
                                                    William S. Daugherty
                                                  Chief Executive Officer
                                                 (Duly Authorized Officer)
                                               (Principal Executive Officer)