Form 10KSB
period 2003-12-31
DAUGHERTY RESOURCES INC
filed 2004-03-24
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                      FOR THE YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

                           COMMISSION FILE NO. 0-12185

                            DAUGHERTY RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    PROVINCE OF BRITISH COLUMBIA                        NOT APPLICABLE
    (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
           OF INCORPORATION)

     120 PROSPEROUS PLACE, SUITE 201
             LEXINGTON, KENTUCKY                               40509-1844
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

Issuer's telephone number, including area code: (859) 263-3948

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Item S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $27,444,433.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the last sale price of the common stock on March 10, 2004, was $53,945,594.

As of March 10, 2004, there were 12,323,887 shares of the issuer's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format.  Yes [ ]   No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I:
   Item 1.    Business......................................................................................    1
   Item 2.    Properties....................................................................................    9
   Item 3.    Legal Proceedings.............................................................................   13
   Item 4.    Submission of Matters to Security Holders.....................................................   13
PART II:
   Item 5.    Market for Common Equity and Related Matters..................................................   13
   Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........   14
   Item 7.    Index to Financial Statements.................................................................   21
   Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   21
   Item 8A.   Controls and Procedures.......................................................................   21
PART III:
   Item 9.    Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act...........   22
   Item 10.   Executive Compensation........................................................................   23
   Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Matters............   25
   Item 12.   Certain Relationships and Related Transactions................................................   27
   Item 13.   Exhibits and Reports on Form 8-K..............................................................   27
   Item 14.   Principal Accountant Fees and Services........................................................   29
CONSOLIDATED FINANCIAL STATEMENTS...........................................................................  F-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         Daugherty Resources, Inc. is an independent energy and natural resources company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. Through our wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interests in sponsored drilling partnerships (the "Drilling Programs"), we actively acquire and develop natural gas interests in our core operating areas. DPI also constructs and maintains gas gathering systems for our wells, owns and operates natural gas distribution facilities in Kentucky through its wholly owned subsidiary, Sentra Corporation ("Sentra"), and owns inactive gold and silver prospects in Alaska. Our principal and administrative offices are located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509, near our core operating areas. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "NGAS," and we maintain a website with information about us at www.ngas.com.

         We commenced oil and gas operations in 1993 with the acquisition of DPI and have sponsored 24 separate Drilling Programs through the date of this report. Unless otherwise indicated, references in this report to the Company and to "we," "our" or "us" include Daugherty Resources, Inc. as well as DPI and its interests in the Drilling Programs and Sentra. As used in this report, "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bbl" means barrel, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of gas equivalent (determined at the ratio of six Mcf of natural gas to one Bbl of oil), "Mmcfe" means million cubic feet of gas equivalent, "Btu" means
British thermal unit and "MBtu" means 1,000 British thermal units. This report includes various other capitalized terms that are defined when first used.

OBJECTIVES

         We have structured our business to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. During 2003, we increased our production by 51% and our total revenues by 227% over 2002 levels, while adding 9,854 Mmcfe to our estimated proved reserves. At December 31, 2003, the present value of pre-tax future net cash flows from those reserves, discounted at 10% per annum, was $45.9 million, assuming constant prices at year-end levels. After taxes, the present value was $33.6 million, up 60% from the prior year end. To support our growth, we doubled our capital base during 2003, while earning $0.47 per weighted average basic share outstanding for the year. Our goal is to sustain and efficiently manage our growth.

STRATEGY

         Our strategy for continuing to realize our operational and financial objectives emphasizes several components. Each is aimed at positioning us to capitalize on natural gas development opportunities in our core operating areas and long range pricing expectations for this commodity.

     - Acceleration of Drilling Operations. Historically, we have relied almost exclusively on development drilling for production and reserve growth, concentrating on geographic areas of the Appalachian Basin where we have established expertise and little competition from major independent energy companies. To help finance our drilling initiatives, we sponsor and manage Drilling Programs for private investors, generally contributing 25% of program capital on the same terms as our partners. We drilled 167 natural gas wells though our Drilling Programs in the last five years without a dry hole, including 89 gross (26.7680 net) wells in 2003. To take advantage of the high energy content of our production, the proximity of our properties to supply challenged gas markets and the continued strength we anticipate for natural gas prices, we plan to drill as many wells as possible over the next five years with available drilling rigs and contracting resources in our operating areas. In 2004, we intend to sponsor and manage Drilling Programs for up to 140 new wells and to increase our ownership interest in new programs to at least 30%.

     - Acquisition of Additional Drilling Prospects. We focus on expanding our substantial inventory of drilling prospects that meet our criteria for building predictable, long-lived reserves of clean, high quality natural gas in our core operating areas of the Appalachian Basin. Although the Basin is one of the oldest gas producing areas in the United States, it also has a long history as a coal producing region. As coal reserves are exhausted in the region, the lapse or relinquishment of the coal companies' competing mineral claims opens a window of opportunity for extending our acreage position to properties with significant unproved gas development potential as well as established infrastructure. We plan to concentrate on assembling unencumbered former coal producing acreage for exploratory prospects relatively close to fields with gas production histories and pipelines. By conducting initial drilling operations on these higher risk prospects through specially tailored joint venture Drilling Programs and retaining ownership interests up to 66.67%, we expect to expand our inventory of development locations with lower risk profiles for subsequent Drilling Programs, while adding to our proved reserves, both developed and undeveloped.

     - Adherence to Disciplined Drilling for Predictable Results. Most of our natural gas wells are drilled to relatively shallow total depths from 2,600 to 4,500 feet, generally encountering five distinct and predictable pay zones. This disciplined approach helps reduce drilling risks, as reflected in our 100% success rate since 1999. We complete and produce our wells from multiple pay zones whenever possible, eliminating the costs and complexities of deferred completions with behind-pipe gas. As of December 31, 2003, we operated a total of 292 natural gas wells, primarily in the Appalachian Basin. While our wells typically produce at modest initial volumes and pressures, they also demonstrate low annual decline rates, often producing for 20 - 25 years or more with low maintenance requirements.

     - Concentration on Core Properties for Control of Drilling and Production Costs. By managing our sponsored Drilling Programs, we generally control drilling and production operations on our properties. This structure lets us control all development and operating decisions, while sharing drilling and production costs with our partners and providing efficiencies that help reduce those costs. We also benefit from the quality of the natural gas produced from our properties. Known as "dry, sweet" gas, our production not only has a high energy content but also has virtually no water, nitrogen, sulfur or other impurities. This reduces our production costs and our well maintenance expenses.

     - Acquisition of Producing Properties. With drilling activity on our prospects in the Appalachian Basin now reaching the limits of available physical resources in the region, the purchase of third party production offers another means for accelerating our growth, while capitalizing on our experience as a regional operator. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, geographic concentration and working interest levels permitting operation of acquired properties. In addition to acquisitions for our own account, we may begin to sponsor production programs modeled on our structure for Drilling Programs to acquire producing natural gas wells meeting defined criteria from unaffiliated operators in our core geographic areas. If implemented, this strategy would provide us with additional vehicles for increasing our stake in Appalachian Basin gas reserves and production.

     - Monetization of Gold and Silver Properties. We stopped exploration work on our Alaskan gold and silver properties in 1996 based on operating and commodity pricing considerations. The properties have remained dormant since that time, and we elected to write off their carrying value for accounting purposes in 2000, when the market price of gold was below $285 per ounce. In view of recent improvements in gold prices, we plan to increase our efforts to monetize our interests in these properties by seeking a joint venture partner to either provide funds for developing the prospects or to acquire them from us.

RECENT INITIATIVES

         Property Acquisitions. In December 2002, we acquired oil and gas drilling rights covering approximately 100,000 acres on the southeastern edge of the Big Sandy Gas Field, extending 41 miles through our primary operating areas in eastern Kentucky (the "Leatherwood Prospect"). The Big Sandy Gas Field was discovered in 1921 and covers 250,000 acres. It has produced over 2.5 trillion cubic feet of natural gas from approximately 10,000 wells.

         Our drilling rights in the Leatherwood Prospect are subject to various royalty interests retained as part of the consideration for the farmout. As a condition to the farmout, we committed to drill a minimum of 25 wells on the Leatherwood Prospect through March 2004 and a total of 200 wells through 2007. During 2003, we formed a joint venture Drilling Program to test five primary natural gas pay zones on drill sites we selected for initial exploration within the Leatherwood Prospect at depths between 3,500 and 5,300 feet. See "Drilling Programs" below. As of the date of this report, we drilled 22 gross (14.6674 net) wells on the Leatherwood Prospect through the joint venture, with an additional three wells to be spudded by March 30, 2004, satisfying our initial drilling commitment for the farmout. All of our wells drilled on the Leatherwood Prospect have been completed as producers or successfully tested in at least one primary test zone as of the date of this report. Although well connections may be deferred for up to a year pending construction of gathering systems, our initial evaluation of drilling results supports our expectations for these properties. During the balance of 2004, we plan to drill up to 40 wells primarily as offsets to our initial exploratory wells on the Leatherwood Prospect.

         In June 2003, we increased our acreage position near the Big Sandy Gas Field with the acquisition of an oil and gas lease covering 9,400 acres on the north side of the Pine Mountain Fault System (the "Straight Creek Field"). We also acquired a 25% working interest in an additional 11,000 acres in the Straight Creek Field during October 2003, and we added 2,100 acres to our position by lease in December 2003. As of the date of this report, we drilled 21 gross (5.4074 net) wells on the Straight Creek Field at depths between 3,200 and 4,800 feet. All of the wells have been completed as producers or successfully tested in at least one primary test zone as of the date of this report. During the fourth quarter of 2003, we started construction of a 3.5-mile gathering system to connect our Straight Creek wells to a major pipeline system owned by Duke Energy Company. We plan to start connecting our Straight Creek wells to the new gathering system in the second quarter of 2004 and to extend the system over 18 miles during the year to connect our new wells on the Leatherwood Prospect.

         The inventory of drill sites we control as of December 31, 2003 is expected to support the current accelerated pace of our drilling operations for at least five years. To further strengthen our niche position as an Appalachian developer, we continue to aggressively pursue opportunities for assembling gas leases covering former coal properties near our core acreage in the Basin where coal operations had previously precluded drilling for natural gas. In addition to their development potential, these properties have existing coal haul roads, which we can use to access the prospects and expedite drilling operations. Because our success as a developer is dependent on our ability to control how our wells are drilled and operated, we intend to defer development of these properties until a controlling position is assembled on large enough tracts to leverage successful exploratory drilling initiatives.

         Financing Activities. During the last five years, we have funded a substantial part of our capital expenditures with proceeds from private placements of six separate series of our convertible notes in the aggregate principal amount of $9,506,125. Most of this financing activity occurred in 2003, with convertible notes totaling $3,236,125 issued in the first two quarters and $5,000,000 in the third quarter of the year. Participants in these financings elected to convert $5,295,000 of their notes into 2,069,393 shares of our common stock during 2003, with $4,316,013 principal amount of the notes outstanding at year end. During 2003, we also completed two institutional private placements of our common stock, issuing 900,000 shares for $2,565,000 in June 2003 and 1,303,335 shares for $5,865,000 at year end. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The proceeds from our 2003 financings have been allocated primarily to our construction of new gathering systems and our investments in sponsored Drilling Programs, which raised $22,279,750 from private investors during 2003. See "Drilling Programs" below.

         Organizational Initiatives. Although all of our oil and gas properties and operations are located in the United States, we are incorporated under the laws of British Columbia, Canada. We plan to seek shareholder approval at our 2004 annual meeting for a change in our place of organization to Delaware in a transaction known as a domestication. If approved and implemented, the domestication is intended to facilitate capital formation and ease the income tax and accounting complexities of foreign incorporation. While we expect to receive approval from our shareholders, we may defer or forego implementing the domestication based on Canadian corporate exit tax or other considerations.

         We also plan to seek shareholder approval at our 2004 annual meeting for a change in our corporate name to "NGAS, Inc." The new name is intended to reflect our focus on natural gas development and production. Since we are commonly associated with the NGAS acronym from its use as the Nasdaq trading symbol for our common stock and the Internet address of our website, we expect to adopt the name change throughout our organization, with a view to building a consistent and recognizable corporate identity.

DRILLING PROGRAMS

         Drilling Program Structure. The Drilling Programs are sponsored and managed by DPI to conduct drilling operations on our prospects. Most of the Drilling Programs are limited partnerships structured to optimize tax advantages for private investors, primarily by allocating them all intangible drilling costs. We also manage smaller, specialized Drilling Programs structured as joint ventures with strategic and industry partners or other suitable investors. In addition to managing program operations, we invest in each Drilling Program on substantially the same terms as unaffiliated investors. We contribute capital to each Drilling Program in proportion to our initial ownership interest, and we share program distributions in the same ratio. Historically, we have contributed 25% of total program capital raised by each limited partnership Drilling Program and up to 66.67% of joint venture Drilling Program capital. Drilling and production activities for each limited partnership Drilling Program are conducted through a second tier partnership to simplify operations, and we receive a 1% general partner interest in each operating partnership instead of any cash fees for managing its operations. This results in our combined 25.75% interest as both general partner and an investor in most of our limited partnership Drilling Programs.

         At the commencement of operations, drilling rights for specified wells are assigned by DPI to each Drilling Program, which enters into turnkey drilling contracts with DPI for drilling and completion of the wells. Each turnkey contract establishes the price to drill and complete specified wells. We are responsible for any drilling and completion costs exceeding the contract price, and we are entitled to any surplus if the contract price exceeds our costs. In consideration for the assignment of drilling rights to the Drilling Programs, we are entitled to reversionary interests, up to 15% of the total program interests, after program distributions reach 100% of partners' investment or "payout." We bear all selling costs for Drilling Program financings and all overhead and administrative costs for program operations. Our recovery of these expenses is limited to our share of program distributions and any cost savings we achieve under our turnkey drilling contracts, net of our proportionate share of that surplus. See "Drilling Operations - Turnkey Structure."

         Drilling Program Benefits. Our structure for sharing Drilling Program costs, risks and returns helps us attract outside capital from private investors. This addresses the high capital costs of our business, enabling us to accelerate the development of our properties without relinquishing control over drilling and operating decisions. The structure also provides economies of scale with operational benefits at several levels.

     - Based on our historical 25% capital investment in limited partnership Drilling Programs, we control a drilling budget four times greater than we could support on our own. This increases our buying power for drilling services and materials, contributing to lower overall development costs.

     - Aggregating our capital with private investors in our Drilling Programs enables us to maintain a larger and more capable staff than we could otherwise support if we were operating solely for our own account.

     - Accelerating the pace of our development activities expands the production capacity we can make available to gas purchasers, contributing to higher and more stable sales prices for our production.

         Recent Drilling Program Financings. Our strategy for developing our oil and gas properties through sponsored Drilling Programs has benefited over the last two years from substantial increases in the demand and market price for natural gas, attracting investment capital to participants in our industry. The following table presents information about our financing activities through private placements of interests in our limited partnership and joint venture Drilling Programs during the last two years.

                                                                              DRILLING PROGRAM CAPITAL
                                                        --------------------------------------------------------------
                                   TOTAL WELLS             OUTSIDE                   DPI                    TOTAL
         DRILLING PROGRAMS:        CONTRACTED           CONTRIBUTIONS           CONTRIBUTIONS              CAPITAL
         ------------------        ----------           -------------           -------------              -------
2003:
   Limited Partnerships.........        86              $ 19,329,750            $  6,470,250            $  25,800,000
   Joint Ventures...............        27                 2,950,000               5,150,000                8,100,000
                                       ---              ------------            ------------            -------------
     Subtotal...................       113                22,279,750              11,620,250               33,900,000
2002:
   Limited Partnerships.........        39                 8,770,000               2,930,000               11,700,000
                                       ---              ------------            ------------            -------------

     Total......................       152              $ 31,049,750            $ 14,550,250            $  45,600,000
                                       ===              ============            ============            =============

         Planned Drilling Program Financings. We plan to sponsor and manage Drilling Programs for up to 140 new wells in 2004. We also intent to increase our contributions to limited partnership Drilling Programs sponsored during the year to as much as 30% of total program capital, for a combined interest of up to 30.7% interest as both general partner and an investor in these programs.

DRILLING OPERATIONS

         Turnkey Structure. All of our wells are drilled under turnkey drilling contracts between DPI and our Drilling Programs. We do not own or operate any of the rigs or drilling equipment used in performing these contracts, relying instead on specialized subcontractors we engage for all drilling and completion work. This enables us to streamline our operations and conserve our capital for Drilling Program investments, gathering line extensions and property acquisitions, while retaining control over all drilling decisions and supervisory responsibility for all engineering and administrative services under these contracts. The geological characteristics of our properties enable us to drill most of our wells in seven to ten days, although we generally wait until gathering systems for new wells are in place before undertaking completion operations. This can take up to six months or more for undeveloped locations.

         Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during the last three years. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our Drilling Programs, without giving effect to any reversionary interest we may subsequently earn in those programs. Productive wells listed for 2003 include 58 gross (19.0270 net) wells that were drilled and successfully tested in at least one primary pay zone by year end but were awaiting construction of gathering systems prior to completion.

                                                    DEVELOPMENT WELLS                          EXPLORATORY WELLS
                                           ----------------------------------         --------------------------------
                                                PRODUCTIVE              DRY              PRODUCTIVE              DRY
                YEAR ENDED                 --------------------        -----          -----------------         -----
                DECEMBER 31,               GROSS          NET          GROSS          GROSS         NET         GROSS
                ------------               -----        -------        -----          -----       ------        -----
2001..................................       22          5.7000         --             --             --         --
2002..................................       27          7.5304         --             --             --         --
2003..................................       79         20.1013         --             10         6.6667         --
                                            ---         -------        ---             --         ------        ---

   Total..............................      138         33.3317         --             10         6.6667         --
                                            ===         =======        ===             ==         ======        ===

         During the first quarter of 2004, through the date of this report, we drilled an additional 48 gross (16.3996 net) natural gas wells. As of that date, all of those wells were completed as producers or successfully tested in at least one primary pay zone, and an additional 12 gross (4.3229 net) natural gas wells were being drilled or scheduled to be spudded by March 30, 2004.

         Well Characteristics. Our proved reserves, both developed and undeveloped, are concentrated in the Appalachian Basin in eastern Kentucky, one of the oldest and most prolific natural gas producing areas in the United States. Historically, wells in this area generally produce between 200 to 450 Mmcf of natural gas over a reserve life of up to 25 years. The natural gas in this area is also known for being environmentally friendly in the sense that wells produce virtually no water or other impurities with the gas production. This helps us minimize production (lifting) costs. In addition, the average energy (or Btu) value of the natural gas produced in this area is substantially higher than normal pipeline quality gas, ranging from 1,100 to 1,229 MBtu per Mcf of gas production. Our gas sales contracts generally provide upward adjustments to index based pricing for our natural gas with an energy value above 1,000 MBtu per Mcf, enhancing our near term cash flows and contributing to the long term returns on our investments in these properties.

PRODUCING ACTIVITIES

         Production Profile. Most of our development wells share a relatively predictable production profile, producing high quality natural gas at low pressures from up to five pay zones consistently encountered throughout our core properties in the Appalachian Basin. Our natural gas wells on these properties generally demonstrate moderate annual production declines for the economic life of the wells, which usually continues for 20 years or more without remedial work or the use of secondary recovery techniques. We perform regular inspection, testing and monitoring functions on our producing wells and gathering systems with our own personnel.

         Production Volumes. The following table shows our total net oil and gas production volumes during the last three years.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                 PRODUCTION:                               2003             2002              2001
                                 -----------                               ----             ----              ----
Oil (Bbl)............................................................     11,951           12,112            15,879
Natural gas (Mcf)....................................................    414,175          248,945           219,503

Natural gas equivalents (Mcfe).......................................    485,881          321,617           314,703

         Production Prices and Costs. Our production revenues and estimated oil and gas reserves are substantially dependent on prevailing market prices for our natural gas, which represented over 98% of our proved reserves on an energy equivalent basis at December 31, 2003. Although natural gas prices are subject to wide fluctuations in response to relatively minor changes in supply and demand, weather conditions and many other factors, we have benefited from a market-wide rebound in domestic natural gas prices that began in the third quarter of 2002. Our production prices and costs also reflect the quality of natural gas produced in our core operating areas. Its high energy content generally commands a premium averaging 17% over normal pipeline quality gas, and it has virtually no water content or other impurities requiring treatment before sale, contributing to low lifting costs.

         The following table shows the average sales prices and lifting costs for our oil and gas production during the last three years. Average sales prices for our natural gas do not reflect certain transportation charges for some of our production during the reported periods.

                  AVERAGE SALES PRICES AND LIFTING COSTS:                         YEAR ENDED DECEMBER 31,
                  ---------------------------------------                ---------------------------------------------
                                                                           2003              2002               2001
                                                                           ----              ----               ----
Average sales price:
   Natural gas (per Mcf).............................................    $  5.31           $   3.66           $   3.71
   Oil (per Bbl).....................................................      29.35              24.13              19.52

Lifting costs (per Mcfe).............................................       0.59               0.58               0.65

         Production Purchase Initiatives. We continuously evaluate opportunities to acquire producing natural gas wells meeting defined criteria from unaffiliated operators in our core geographic areas. Our acquisition criteria for producing properties include the longevity of remaining reserves, profit enhancement potential, geographic concentration and majority working interest levels. To take optimum advantage of these opportunities, we may sponsor and manage one or more production acquisition programs using the same organizational structure and sales channels developed for our limited partnership Drilling Programs. See "Drilling Programs" above.

GAS GATHERING FACILITIES

         We construct and operate various gas gathering facilities to provide compression, connection and local distribution capabilities for many of our wells. As of December 31, 2003, our gas gathering facilities aggregated approximately 112 miles in our core operating areas, with connections to a total of 292 natural gas wells.

         During 2003, we completed a 10-mile extension of our natural gas gathering system for new wells in the eastern section of our Kay Jay Field in Knox and Bell Counties, Kentucky. We also installed a total of 1,200 horsepower of new compression for the system. The system connects to a major pipeline maintained by Delta Natural Gas Company. We connected 50 of our new wells to this gathering system during 2003, increasing our daily gross transportation capacity by 3,500 Mcf of natural gas.

         During the fourth quarter of 2003, we started construction on 3.5 miles of eight-inch gathering line for connecting our new wells in the Straight Creek Field to a major pipeline system owned by Duke Energy Company. We plan to start connecting our Straight Creek wells to the new gathering system in the second quarter of 2004 and to extend the system over 18 miles during the year to connect our new wells on the Leatherwood Prospect. See "Recent Initiatives - Property Acquisitions" above.

CUSTOMERS

         Natural Gas Sales. We sell our natural gas production primarily to various unaffiliated gas marketing intermediaries. Our customers include pipelines, independent gas marketing firms and transmission companies. As part of their gas marketing services, these firms generally provide gas transportation arrangements and perform revenue receipt and disbursement services.

         During 2003, approximately 40% of our natural gas production was sold under fixed-price contracts at prices ranging from $4.67 to $6.64 per Mcf, before certain transportation charges ranging from approximately $0.30 to $0.60 per Mcf. The balance of our natural gas production for the year was sold primarily at prices determined monthly under formulas based on prevailing market indices. Principal purchasers of our natural gas production during 2003 were several gas marketing intermediaries.

         Crude Oil Sales. Production from our oil wells is sold primarily to local refineries and transmission companies. Our oil production is generally picked up and transported by our customers from storage tanks located near the wellhead. Sales are generally made at posted field prices, net of transportation costs.

         Utility Sales. Sentra owns and operates distribution systems for retail sales of natural gas to two communities in south central Kentucky. As a public utility, its gas sales are regulated by the Kentucky Public Service Commission. As of December 31, 2003, Sentra had 205 customers, of which 75 were commercial and agri-business accounts. Demand for Sentra's services has benefited from continued growth in the acceptance and use of natural gas by participants in the poultry industry, which is a major segment of the economy in Sentra's service areas.

COMPETITION

         Competition in the oil and gas industry is intense, particularly for the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies, drilling and production purchase programs and individual producers and operators actively bid for desirable oil and gas properties and for the equipment and labor required to develop and operate them. Substantial increases in natural gas prices over the last two years have heightened the demand, competition and cost for these resources. Many industry competitors have financial resources and exploration and development budgets substantially greater than ours, potentially reducing our ability to compete for desirable prospects. To compete effectively, we have structured our business to capitalize on our experience and strengths, remaining focused on a conservative acquisition strategy and disciplined drilling regimen in our core operating areas, with a view to consolidating our position and building our track record as a niche Appalachian developer.

REGULATION

         General. The oil and gas business is subject to broad federal and state laws that are routinely under review for amendment or expansion. Various federal, state and local departments and agencies empowered to administer these laws have issued extensive rules and regulations binding on industry participants. Many of these laws and regulations, particularly those affecting the environment, have become more stringent in recent years, and some impose penalties for noncompliance, creating the risk of greater liability on a larger number of potentially responsible parties. The following discussion of oil and gas industry regulation is summary in nature and is not intended to cover all regulatory matters that could affect our operations.

         State Regulation. State statutes and regulations require permits for drilling operations and construction of gathering lines, as well as drilling bonds and reports on operations. These requirements often create delays in drilling and completing new wells and connecting completed wells. Kentucky and other states in which we conduct operations also have statutes and regulations governing conservation matters. These include regulations affecting the size of drilling and spacing or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. State conservation laws generally prohibit the venting or flaring of gas and impose certain requirements on the ratability of production, and some states have established maximum rates of production from oil and gas wells. None of the existing statutes or regulations in states where we operate currently impose restrictions on the production rates of our wells or the prices received for our production.

         Federal Regulation. The sale and transportation of natural gas in interstate commerce is subject to regulation under various federal laws administered by the Federal Energy Regulatory Commission ("FERC"). Historically, these laws included restrictions on the selling prices for specified categories of natural gas sold in "first sales," both in interstate and intrastate commerce. While these restrictions were removed in 1993, enabling sales by producers of natural gas and all sales of crude oil to be made at market prices, federal legislation reinstituting price controls could be adopted in the future.

         During the last decade, a series of initiatives were undertaken by FERC to remove various barriers and practices that historically limited producers from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. These regulations have had a profound influence on domestics natural gas markets, primarily by increasing access to pipelines, fostering the development of a large short term or spot market for gas and creating a regulatory framework designed to put gas sellers into more direct contractual relations with gas buyers. These changes in the federal regulatory environment have greatly increased the level of competition among suppliers. They have also added substantially to the complexity of marketing natural gas, prompting many producers to rely on highly specialized experts for the conduct of gas marketing operations.

         Environmental Regulation. Participants in the oil and gas industry are subject to numerous federal, state and local laws and regulations designed to protect the environment, including comprehensive regulations governing the treatment, storage and disposal of hazardous wastes. We may be subject to liability for violations of these laws and regulations. Liability for some of these violations may be unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages on claims by the state or private parties. Under regulations adopted by the Environmental Protection Agency and similar state agencies, producers must prepare and implement spill prevention control and countermeasure plans to deal with the possible discharge of oil into navigable waters. State and local permits or approvals may also be needed for waste-water discharges and air pollutant emissions. Violations of environment related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

         We conduct our drilling and production activities to comply with all applicable environmental regulations, permits and lease conditions, and we monitor subcontractors under our turnkey drilling contracts for environment compliance. While we believe our operations conform to those conditions, we remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators of properties in which we own interests. In any of those events, we could be exposed to liability for clean-up costs or damages in excess of insurance coverage, and we could be required to remove improperly disposed waste, remediate property contamination or undertake plugging operations to prevent future contamination.

         Occupational Safety Regulations. We are subject to various federal and state laws and regulations intended to promote occupational health and safety. Although all of our wells are drilled by independent subcontractors under our turnkey drilling contracts, we have adopted environmental and safety policies and procedures designed to protect the safety of our own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. This program includes regular field inspections of our drill sites and producing wells by members of our operations staff and internal assessments of our compliance procedures. We consider of the cost of compliance a manageable and necessary part of our business.

EMPLOYEES

         As of December 31, 2003, we had 31 full-time employees. Our staff includes professionals experienced in geology, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers." None of our employees are represented by a union. We have never experienced an interruption in operations from any kind of labor dispute, and we consider the working relationships among the members of our staff to be excellent.

ITEM 2. PROPERTIES

PROVED OIL AND GAS RESERVES

         General. This report includes estimates of our proved oil and gas reserves and future net cash flows from those reserves as of December 31, 2003, 2002 and 2001. The reserves were estimated Wright & Company, Inc., independent petroleum engineers ("Wright & Co."), in accordance with regulations of the Securities and Exchange Commission (the "SEC"), using market or contract prices at the end of each reported period. These prices were held constant over the estimated life of the reserves. The following reserve estimates should be read in conjunction with information on the Company's oil and gas development and producing activities and oil and gas reserve data included in the footnotes to its consolidated financial statements at the end of this report.

         There are many uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is dependent on the quality of available data and is subject to engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of an estimate may justify revision of the estimate. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.

         Reserve Quantities. The following table sets forth estimates by Wright & Co. of our net proved reserves as of December 31, 2003, 2002 and 2001. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage where the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

         At December 31, 2003, our proved undeveloped reserves represented over 59% of our total estimated proved reserves (developed and undeveloped) on an energy equivalent basis. Estimates of our proved undeveloped reserves are highly dependent on our ability to continue raising the capital needed to sustain the pace of drilling activities at assumed rates. The estimates are therefore subject to considerable uncertainty in view of the historic volatility in domestic natural gas markets and the importance of market strength in attracting investment capital.

                                                                                AS OF DECEMBER 31,
                                                             ------------------------------------------------------
                     ESTIMATED PROVED RESERVES:                2003                  2002                   2001
                     --------------------------                ----                  ----                   ----
Natural gas (Mcf)
   Proved developed.......................................   12,345,355             7,151,933             5,881,153
   Proved undeveloped.....................................   18,454,309            13,668,366             4,205,260
                                                             ----------            ----------            ----------

     Total................................................   30,799,664            20,820,299            10,086,413
                                                             ==========            ==========            ==========

Crude oil (Bbl)
   Proved developed.......................................       85,253               106,106               123,196
   Proved undeveloped.....................................        9,992                 9,992                 9,572
                                                             ----------            ----------            ----------

     Total................................................       95,245               116,098               132,768
                                                             ==========            ==========            ==========

         Reserve Values. The following table sets forth estimates by Wright & Co. of future net cash flows from the production and sale of our estimated proved reserves and the present value of those estimated cash flows, discounted at 10% per year, as of December 31, 2003, 2002 and 2001. The estimated future net cash flows are computed after giving effect to estimated future development and production costs, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of future net cash flows gives effect to future income taxes on discounted future cash flows based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits.

         The prices used in the following estimates were based on prices we received for our oil and gas production at the end of each reported period, without escalation. The prices as of December 31, 2003 had a weighted average of $5.34 per Mcf of natural gas and $31.56 per barrel of crude oil, compared to $4.83 per Mcf and $28.15 per Bbl at December 31, 2002 and $2.38 per Mcf and $16.29 per Bbl at December 31, 2001. The estimates are highly dependent on the year-end prices used in their computation, which reflect unprecedented strength at December 31, 2003, particularly in natural gas prices. In view of historic volatility in domestic natural gas markets, those estimates are subject to considerable uncertainty.

         In computing the present value of the estimated future net cash flows, a discount factor of 10% was used in accordance with SEC regulations to reflect the timing of those net cash flows. Present value, regardless of the discount rate used, is materially affected by assumptions about timing of future production, which involves a number of uncertainties.

                                 (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                         ESTIMATED FUTURE NET CASH FLOWS                        -----------------------------------------
                              FROM PROVED RESERVES:                               2003           2002             2001
                              ---------------------                               ----           ----             ----
Undiscounted future net cash flows.........................................     $  86,878      $  54,167       $  13,305
10% annual discount for estimating timing of cash flows....................       (53,281)       (33,215)         (8,254)
                                                                                ---------      ---------       ---------

Standardized measure of discounted future net cash flows...................     $  33,597      $  20,952       $   5,051
                                                                                =========      =========       =========

         We have not filed any estimates of our proved oil and gas reserves with any federal authority or agency during the past year other than estimates filed with the SEC in accordance with our reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act").

OIL AND GAS PROPERTIES

         Oil and Gas Leases. As of December 31, 2003, we owned oil and gas rights in leases covering 36,408 gross (11,975 net) developed acres and 120,823 gross (95,831 net) undeveloped acres, all located onshore within the continental United States. Our oil and gas leases and rights under farmout agreements are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions, none of which is expected to materially interfere with our development or operation of these properties.

         The following table shows our ownership interests in oil and gas leases, by state, as of December 31, 2003.

                                                              DEVELOPED (1)                      UNDEVELOPED (2)
                                                       ---------------------------       ----------------------------
                     PROPERTY LOCATION:                GROSS ACRES       NET ACRES       GROSS ACRES        NET ACRES
                     ------------------                -----------       ---------       -----------        ---------
Kentucky.............................................    36,068            11,912          108,683            85,416
Louisiana............................................       180                23               --                --
Tennessee............................................       160                40           12,140            10,415
                                                         ------            ------          -------            ------

   Total.............................................    36,408            11,975          120,823            95,831
                                                         ======            ======          =======            ======

-------------------------
     (1) Acres spaced or assignable to productive wells.

     (2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether that acreage contains proved reserves.

         Productive Wells. The following table shows, by state, our gross and net productive oil and gas wells as of December 31, 2003. These include 58 gross (19.0270 net) wells that were drilled and successfully tested in at least one primary pay zone by year end but were awaiting construction of gathering systems prior to completion.

                                               GAS WELLS                 OIL WELLS                    TOTAL
                                             -----------------         -----------------        -------------------
                 WELL LOCATION:              GROSS       NET           GROSS       NET          GROSS        NET
                 --------------              -----       ---           -----       ---          -----        ---
Kentucky................................      290      98.1943           42      32.8276          332      131.0219
Louisiana...............................       --           --            3       0.3750            3        0.3750
Tennessee...............................        2       0.4374           --           --            2        0.4374
                                              ---      -------           --      -------          ---      --------

   Total................................      292      98.6317           45      33.2026          337      131.8343
                                              ===      =======           ==      =======          ===      ========

         Significant Fields. Our producing properties and associated development prospects are concentrated in the Kay Jay and Fonde Fields in eastern Kentucky. Our recently acquired Leatherwood Prospect is located in the Big Sandy Gas Field, also in eastern Kentucky, and our Straight Creek Field is adjacent to that field. The following table shows estimated proved reserves from our interests in those fields as of December 31, 2003.

                                                                 PROVED RESERVES AT DECEMBER 31, 2003
                                                ---------------------------------------------------------------------
                                                          DEVELOPED                                UNDEVELOPED
                                                ----------------------------           ------------------------------
                                                    GAS                OIL                 GAS                OIL
                         FIELD:                    (Mcf)              (Bbls)              (Mcf)              (Bbls)
                         ------                    -----              ------              -----              ------
Kay Jay Field...............................     7,745,734            2,125             3,099,318                --
Big Sandy Field.............................       598,120               --             8,997,189                --
Fonde Field.................................     1,081,759               --             2,690,264                --
Straight Creek Field........................       683,747               --             1,944,005                --
All other fields............................     2,235,995           83,128             1,723,533             9,992
                                                ----------           ------            ----------             -----

   Total....................................    12,345,355           85,253            18,454,309             9,992
                                                ==========           ======            ==========             =====

         Additional information about our significant fields is summarized below. Unless otherwise indicated, well and reserve data is provided as of December 31, 2003.

         Kay Jay Field. The Kay Jay Field spans portions of Knox and Bell Counties in eastern Kentucky. Our interests in the field include drilling rights on approximately 14,000 acres acquired as a farmout in 1996, with an ongoing 4-well annual drilling commitment. We subsequently assembled oil and gas leases covering an additional 5,000 acres in this field. Reservoirs in the Kay Jay Field produce natural gas from the Maxon Sand, Big Lime, Borden, Devonian Shale and Clinton Formations at depths ranging from 2,200 to 3,200 feet. Oil is also produced from the Maxon Sand. We have drilled 123 gross natural gas wells in this field, including of 51 gross wells added in 2003. We operate all those wells and own all of the gathering systems for their production, which we extended by adding 173,481 feet of pipeline in 2003 and 38,364 feet in 2002. The gathering systems for our wells in the Kay Jay Field are connected to the Columbia Natural Resources ("CNR") and Delta Natural Gas Company ("DNG") pipeline systems. Estimated proved reserves from our interests in the Kay Jay Field are 71% proved developed.

         Big Sandy Field. The Big Sandy Field extends 41 miles through Letcher, Perry, Leslie and Harlan Counties in eastern Kentucky. We acquired oil and gas drilling rights in December 2002 for the Leatherwood Prospect, covering approximately 100,000 acres on the southeastern edge of this field. Since its discovery in 1921, the Big Sandy Field has produced over 2.5 trillion cubic feet of natural gas from approximately 10,000 wells. As of the date of this report, we drilled 22 gross (14.6674 net) wells on the Leatherwood Prospect at depths ranging from 3,500 to 5,300 feet to test the Maxon Sand, Big Lime and Devonian Shale Formations, with an additional three wells to be spudded by March 30, 2004. All of our wells drilled on the Leatherwood Prospect have been completed as producers or successfully tested in at least one primary test zone as of the date of this report. See "Business - Recent Initiatives - Property Acquisitions." Estimated proved reserves from our interests in the Big Sandy Field are 6% proved developed.

         Fonde Field. The Fonde Field spans portions of Bell County, Kentucky and Claiborne County, Tennessee. Our interests in this field include drilling rights on approximately 3,900 acres acquired as a farmout in 1996, plus development rights under oil and gas leases subsequently assembled for an additional 1,000 offsetting acres. The original farmout includes an ongoing 4-well annual drilling commitment. We also acquired oil and gas interests under a ten-year lease through 2010 covering 12,300 additional acres in the Tennessee portion of this field, which lies just northeast of the Days Chapel Field, formerly one of the most prolific oil fields in Tennessee. Reservoirs in the Fonde Field produce natural gas from the Big Lime and Devonian Shale formations and crude oil from the Big Lime formation. We have drilled 25 gross natural gas wells in this field, including four wells added in 2003. We operate all those wells and own the gathering systems for their production. We extended those gathering systems with 14,100 feet of additional pipeline in 2003 and 11,250 feet in 2002. The gathering systems connect our wells in the Fonde Field to the CNR pipeline system. Estimated proved reserves from our interests in the Fonde Field are 29% proved developed.

         Straight Creek Field. The Straight Creek Field is located adjacent to the Big Sandy Gas Field on the north side of the Pine Mountain Fault System in eastern Kentucky. As of December 31, 2003, we held interests in a total of 22,500 acres in the Straight Creek Field, consisting of 9,400 acres acquired by lease in June 2003, a 25% working interest in an additional 11,000 acres acquired in October 2003 and 2,100 acres acquired by lease in December 2003. As of the date of this report, we drilled 21 gross wells in the Straight Creek Field at depths between 3,200 and 4,800 feet to test the Maxon Sand, Big Lime, Devonian Shale Corniferous and Big Six Sand Formations. All of the wells have been completed as producers or successfully tested in at least one primary test zone as of the date of this report. During the fourth quarter of 2003, we started construction of a 3.5-mile gathering system to connect our Straight Creek wells to a major pipeline system owned by Duke Energy Company. See "Business - Recent Initiatives - Property Acquisitions." Estimated proved reserves from our interests in the Straight Creek Field are 26% proved developed.

GOLD AND SILVER PROPERTIES

         Our gold and silver properties are located on Unga Island, one of the Shumagin Islands on the easterly island group in the Aleutian Chain, 579 miles southwest of Anchorage, Alaska. The mining properties cover approximately 381 acres situated over ten miles by boat from the nearest commercial harbor. Our interests in these properties are comprised of various federal patented lode and mill site claims covering approximately 280 acres and several State of Alaska mining claims covering approximately 101 acres. There are no defined mineral reserves for either of these claims. Although we are required to expend funds to maintain our interests in these claims, we stopped all exploratory work on the properties in 1996 and elected to write off their remaining carrying value for accounting purposes in 2000.

         We have no plans for developing our gold and silver properties internally. Any efforts to develop the properties would require substantial expenditures for surface and underground diamond drilling, rehabilitation and equipping of existing mine shafts and workings, level rehabilitation and geologic sampling and mapping. Our objective is to monetize our interests in these properties by seeking a joint venture partner to either provide funds for developing the prospects or to acquire them from us. Our ability to implement this strategy will depend on price expectations for gold and silver as well as a variety of other geological and market factors beyond our control.

OFFICE FACILITIES

         We lease 4,898 square feet of commercial space for our principal and administrative offices in Lexington, Kentucky at monthly rates of $7,129 through February 2005 and thereafter at $7,333 through the end of the lease term in February 2008. This reflects an extension of the lease term and expansion of the leased space under a lease modification we implemented during the first quarter of 2003.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in several legal proceedings incidental to our business, none of which is considered to be material to our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No proposals were submitted for approval by our shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

TRADING MARKET

         Our common stock trades on the Nasdaq SmallCap Market in the United States under the symbol "NGAS." There is no trading of the common stock in Canada. The following table sets forth, for the periods indicated, the range of high and low bid prices for the common stock and average daily trading volume as reported on the Nasdaq SmallCap Market. These quotations represent inter-dealer prices, without mark-ups or commissions, and they may not necessarily correspond to actual sales prices.

                                                BID PRICES
                                      --------------------------      AVERAGE DAILY
                                         HIGH               LOW           VOLUME
                                         ----               ---           ------
2002

First quarter.......................  $  1.09            $  0.63           6,188
Second quarter......................     1.47               0.75          18,308
Third quarter.......................     0.91               0.55           7,355
Fourth quarter......................     1.17               0.65           8,689

2003

First quarter.......................  $  2.05            $  0.99          31,510
Second quarter......................     6.72               1.26         243,045
Third quarter.......................     5.49               3.55         213,821
Fourth quarter......................     6.14               3.75         183,446

2004

First quarter (through March 10th)..  $  5.46            $  3.80         228,879

SECURITY HOLDERS

         As of March 10, 2004, there were 3,126 holders of record of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Our current policy is to retain any future earnings to finance the acquisition and development of additional oil and gas reserves. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, restrictions in debt instruments, general business conditions and other factors the board of directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We conduct our drilling activities and own most of our working interests in producing oil and gas wells through our managed Drilling Programs. Historically, we have maintained a combined 25.75% interest as both general partner and an investor in most of our limited partnership Drilling Programs and up to 66.67% in our joint venture Drilling Programs. See "Business - Drilling Programs." We account for our interests in Drilling Programs using the proportionate consolidation method, combining our share of assets, liabilities, income and expenses of the Drilling Programs with those of our separate operations.

SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents our summary selected consolidated financial data as of and for the five years ended December 31, 2003. The financial data is derived from our audited consolidated financial statements, which have been audited by Kraft, Berger, Grill, Schwartz, Cohen & March LLP, independent auditors. The summary selected consolidated financial data set forth below as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 should be read in conjunction with our consolidated financial statements and related notes included at the end of this report and with the discussion following the table, which presents management's analysis of events, factors and trends with an important effect or prospective impact on our financial condition and results of operations.

                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        2003         2002         2001         2000         1999
                                                        ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Total revenues...................................    $  27,444    $   8,405     $  7,489     $  6,149     $   1,417
Direct expenses..................................       13,753        4,084        4,271        3,720           780
Net income (loss)................................        3,814          635         (327)        (252)       (7,221)
Net income (loss) per common share...............         0.47         0.12        (0.08)       (0.09)        (3.19)
Weighted average common shares outstanding.......        8,033        5,344        4,029        2,957         2,262

                                                                            AS OF DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        2003         2002         2001         2000         1999
                                                        ----         ----         ----         ----         ----
BALANCE SHEET DATA:
Current assets...................................    $  26,347    $   7,884     $  2,900     $    813     $   2,495
Current liabilities..............................       15,015        9,398        4,903        4,370         5,355
Working capital (deficit)........................       11,332       (1,514)      (2,003)      (3,547)       (2,860)
Total assets.....................................       46,068       19,711       13,623        9,978        14,003
Total liabilities................................       20,012       13,425        8,359        6,229         7,018
Shareholders' equity.............................       26,056        6,286        5,264        9,499         7,005

RESULTS OF OPERATIONS

         2003 and 2002. Total revenues for 2003 were $27,444,433, an increase of 227% from $8,404,643 in 2002. Our revenue mix for 2003 was 86% contract drilling, 9% oil and gas production and 5% natural gas transmission and compression. For 2002, our total revenues were derived 75% from contract drilling, 14% from oil and gas production and 11% from natural gas transmission and compression activities.

         Contract drilling revenues were $23,640,000 for 2003, up 277% from $6,269,598 for 2002, reflecting both the size and the timing of our Drilling Program financings. See "Business - Drilling Programs." We drilled a total of 89 gross (26.7680 net) natural gas wells during 2003. As of the date of this report, all of those wells have been completed as producers or successfully tested in at least one primary pay zone. By comparison, we drilled 27 gross (7.5304 net) natural gas wells during 2002, all of which were completed as producers. Substantially all of our drilling revenues are derived under turnkey drilling contracts with our sponsored Drilling Programs, which raised $22,279,750 from outside investors in 2003, reflecting a 154% increase above 2002 Drilling Program financings.

         Production revenues during 2003 were $2,550,040, an increase of 112% from $1,204,111 in 2002. This primarily reflects an increase of 45% in our average sales price of natural gas (before certain transportation charges) to $5.31 per Mcf in 2003 from $3.66 per Mcf in 2002. It also reflects a 51% increase in our production volumes to 485.9 Mmcfe in 2003, compared to 321.6 Mmcfe in 2002. Our growth in production volumes resulted from new wells brought on line since the end 2002. The improvement in average sales price for our natural gas is consistent with a market-wide rebound in natural gas prices that began in the third quarter of 2002. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During 2003, approximately 40% our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

         Gas transmission and compression revenues were $1,254,393 during 2003, up 35% from $930,934 in 2002. This primarily reflects increased reliance on our own gathering systems for many of our new wells, generating transmission and compression revenues from outside holders of working interests in those wells. During 2003, we completed a 10-mile extension of our natural gas gathering system for new wells in the eastern section of our Kay Jay Field in Knox and Bell Counties, Kentucky, increasing our total gathering systems throughout our acreage to over 112 miles at year end. Our gas transmission and compression revenues for 2003 also reflect a contribution of $285,741 from Sentra's gas utility sales, up 50% from $190,214 in 2002.

         Total direct expenses increased by 237% to $13,753,497 in 2003 compared to $4,084,100 in 2002. Our direct expense mix for 2003 was 89% contract drilling, 7% oil and gas production and 4% natural gas transmission and compression. For 2002, our total direct expenses were incurred 71% in contract drilling, 17% in oil and gas production and 12% in natural gas transmission and compression.

         Contract drilling expenses increased 319% to $12,207,772 in 2003 from $2,916,348 in 2002, reflecting the substantial increase in our drilling activities. As a percentage of drilling revenues, our performance costs under turnkey drilling contracts with managed Drilling Programs have benefited from economies of scale as well as control of field overhead expenses. These benefits have been partially offset from increases in the total depth for some of our new wells, particularly on the Leatherwood Prospect. See "Business - Recent Initiatives - Property Acquisitions." The greater depth increases variable costs paid to outside contractors and generally adds to well completion expenditures.

         Production expenses increased 42% to $958,081 in 2003 from $673,227 in 2002, reflecting costs from higher production volumes and severance taxes in the current period, partially offset by economies of scale and field operating efficiencies achieved in 2003. As a percentage of oil and gas production revenues, production expenses decreased to 38% in 2003 from 56% in 2002. The improved margin reflects both cost savings from operating efficiencies and revenue growth driven by substantially higher natural gas prices in 2003.

         Gas transmission and compression expenses in 2003 increased 19% to $587,644 from $494,525 in 2002. As a percentage of gas transmission and compression revenues, these expenses decreased to 47% in 2003 from 53% in 2002. Gas transmission and compression expenses do not reflect capitalized costs of $1,197,432 in 2003 and $231,590 in 2002 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

         Selling, general and administrative ("SG&A") expenses were $7,532,554 in 2003, an increase of 160% from $2,898,632 in 2002. As a percentage of total revenues, SG&A expenses were 27% in 2003 compared to 34% in 2002. The increase in SG&A expenses was mainly from the timing and extent of selling and promotional costs we assumed for the Drilling Program financings completed at the end of 2002 and in 2003. See "Business - Drilling Programs." Since approximately 58% of the total wells for these Drilling Programs were drilled in 2003, we expensed the same proportion of those costs in the year. The higher SG&A expenses for 2003 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses.

         During 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. Since the disclosure only accounting treatment we otherwise follow is not available for the exercise of stock options with this feature, we recorded a compensation charge of $558,000, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date they were exercised. Additional non-cash compensation expense of $31,200 was also recognized in 2003 from the issuance of common stock purchase warrants for corporate consulting services.

         Depreciation, depletion and amortization ("DD&A") increased 40% to $911,089 in 2003 from $652,069 in 2002. The increase in DD&A expense reflects additions to oil and gas properties, gas gathering systems and related equipment.

         Interest expense for 2003 was $493,441, up 98% from $249,267 in 2002, reflecting increased debt incurred to finance part of our acquisition and development activities. See "Business - Recent Initiatives" and "Liquidity and Capital Resources - Capital Resources" below. We also recognized income tax expense of $402,097 in 2003, of which $257,647 was recorded as a future tax liability. Our income taxes payable for 2003 were reduced to $144,450, primarily from our utilization of all loss carryforwards at the DPI level and our proportionate share of intangible drilling costs from our joint venture Drilling Program for the Leatherwood Prospect. See "Business - Drilling Programs."

         We realized net income of $3,813,740 in 2003 and $634,950 in 2002, reflecting the foregoing factors. Basic earnings per share were $0.47 based on 8,032,647 weighted average common shares outstanding in 2003 compared to earnings of $0.12 per share based on 5,343,534 weighted average basic common shares outstanding in 2002.

         2002 and 2001. Total revenues increased 12% to $8,404,643 in 2002 from $7,488,715 in 2001. Our revenue mix for 2002 was 75% contract drilling, 14% oil and gas production and 11% natural gas transmission and compression. This was essentially the same as our revenue mix in 2001.

         Contract drilling revenues were $6,269,598 in 2002, an increase of 13% from $5,568,837 in 2001. The increase primarily reflects substantial development activities on behalf of our 2001 Drilling Programs in the first quarter of 2002 and two year-end Drilling Programs during the last two quarters of 2002. For the year as a whole, we drilled 27 gross (7.5304 net) natural gas wells, all of which were completed as producers. By comparison, we drilled 22 gross (5.7000 net) natural gas wells during 2001, all of which were completed as producers. Substantially all of our drilling revenues are derived under turnkey drilling contracts with our sponsored Drilling Programs, which raised $8,770,000 from outside investors in 2002, reflecting a 60% increase above 2001 Drilling Program financings.

         Production revenues were $1,204,111 in 2002, up 7% from $1,122,886 in 2001. This reflects an increase of 13% in natural gas production volumes to
248.9 Mmcf in 2002 from 219.5 Mmcf in 2001, partially offset by a 1% decrease in our average sales price of natural gas (before certain transportation charges) to $3.66 per Mcf in 2002 from $3.71 per Mcf in 2001. Our growth in natural gas production volumes resulted from new wells brought on line since the end of 2001. Principal end-users of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During 2002, approximately half our natural gas production was sold under fixed-price contracts and the balance at prices determined monthly under formulas based on prevailing spot market prices.

         Gas transmission and compression revenues increased 17% to $930,934 in 2002 from $796,992 in 2001. This primarily reflects increased reliance on our own gathering systems for many of our new wells, generating transmission and compression revenues from outside holders of working interests in those wells. During 2002, we extended our gas gathering systems by an additional 55,264 feet of pipeline in our core operating areas. Our gas transmission and compression revenues for 2002 also reflect a contribution of $190,214 from Sentra's gas utility sales, up 31% from $144,957 in 2001.

         Total direct expenses decreased by 4% to $4,084,100 in 2002 from $4,271,497 in 2001. Our direct expenses for 2002 were incurred 71% in contract drilling, 17% in oil and gas production and 12% in natural gas transmission and compression. For 2001, our mix of total direct expenses was 71% contract drilling, 14% oil and gas production and 15% natural gas transmission and compression.

         Contract drilling expenses decreased 3% to $2,916,348 in 2002 from $3,012,505 in 2001. The improvement was mainly from economies of scale, control of field overhead expenses and a reduction in the total depth of several new wells, which decreased variable drilling costs paid to outside drilling companies and lowered well completion expenditures.

         Production expenses increased 13% to $673,227 in 2002 from $594,621 in 2001, reflecting higher production volumes and severance taxes in 2002. As a percentage of oil and gas production revenues, production expenses increased slightly to 56% in 2002 from 53% in 2001. On a unit of production basis, however, production expenses decreased to $0.58 per Mcfe in 2002 from $0.65 per Mcfe in 2001.

         Gas transmission and compression expenses decreased by 26% to $494,525 in 2002 from $664,371 in 2001. As a percentage of gas transmission and compression revenues, these expenses decreased to 53% in 2002 from 83% in 2001. Gas transmission and compression expenses do not reflect capitalized costs of $231,590 in 2002 and $257,679 in 2001 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

         SG&A expenses were $2,898,632 in 2002, an increase of 8% from $2,678,146 in 2001. As a percentage of total revenues, SG&A expenses were 34% in 2002 compared to 36% in 2001. The increase in SG&A expenses reflects costs for supporting our expanded operations as a whole, including growth in the size of sponsored Drilling Programs in 2002.

         DD&A decreased 3% to $652,069 in 2002 from $675,559 in 2001. The decrease in DD&A expense reflects the impact of non-amortization provisions in new goodwill accounting pronouncements adopted during 2002.

         Interest expense remained relatively constant year-to-year. In 2002, an increase in average outstanding debt incurred to finance part of our increased participation in Drilling Programs was offset by lower interest on variable rate instruments. See "Liquidity and Capital Resources - Capital Resources" below.

         We realized net income of $634,950 in 2002, compared to a net loss of $327,258 recognized in 2001, reflecting the foregoing factors. Earnings per share were $0.12 in 2002 based on 5,343,534 weighted average basic common shares outstanding, compared to a loss per share of $0.08 in 2001 based on 4,028,703 weighted average basic common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by our operating activities in 2003 was $6,416,635 before working capital adjustments and $9,439,021 after accounting for changes in assets and liabilities for the period, including an increase of $3,398,400 in customers' drilling deposits under turnkey drilling contracts with sponsored Drilling Programs. Our cash position during 2003 was increased by $14,849,966 from financing activities, consisting primarily of proceeds from the issuance of our common shares and convertible notes. The increase in our cash position from financing activities during 2003 was partially offset by the use of $8,725,301 of net cash in investing activities. Funds used in investing activities were comprised primarily of $7,346,345 in net additions to our oil and gas properties and $1,341,701 in the purchase of property and equipment. As a result of these activities, cash and cash equivalents increased from $7,031,307 at December 31, 2002 to $22,594,993 as of December 31, 2003.

         During 2002, net cash of $1,412,678 was provided by operating activities before working capital adjustments, and net cash of $5,951,831 was provided by operating activities after accounting for changes in assets and liabilities for the year, including an increase of $3,909,500 in customers' drilling deposits under turnkey drilling contracts with sponsored Drilling Programs. Our cash position during 2002 was increased by $408,619 provided by financing activities, consisting primarily of proceeds from the issuance of our convertible notes, while $1,573,563 of net cash was used in investing activities. Funds used in investing activities were comprised primarily of $1,366,003 in net additions to our oil and gas properties and $224,533 in the purchase of property and equipment. As a result of these activities, cash and cash equivalents increased from $2,244,420 at December 31, 2001 to $7,031,307 at December 31, 2002.

         As of December 31, 2003, we had working capital of $11,331,954, compared to a working capital deficit of $1,513,571 at the end of 2002. This reflects wide fluctuations in our current assets and liabilities from the timing of customers' deposits and expenditures under turnkey drilling contracts with our Drilling Programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. Any working capital deficits at the end of future reporting periods are not expected to have an adverse effect on our financial condition or results of operations.

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

         During 2003, we completed two institutional private placements of our common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in June 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in their classification as subscriptions receivable. The proceeds from both equity financings in 2003 and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs, which also raised $22,279,750 from private investors during 2003. See "Business - Recent Initiatives" and " - Drilling Programs."

         The agreements governing each of our Drilling Programs provide program participants with the right, exercisable for 90 days at the end of the fifth through ninth years following the program's organization, to convert their program interests into our common stock at prevailing market prices. Converted program interests will be valued based on their proportionate share of the standardized measure of discounted future net cash flows from the program's proved oil and gas reserves, as estimated in the program's year-end reserve report. Each program participant's annual conversion right is limited to 49% of his program interest. In addition, the exercise of conversion rights in all Drilling Programs for any year may not exceed, in aggregate, 19% of our common shares then outstanding. Any exercise of these conversion rights by participants in our Drilling Programs would increase our interests in the programs' oil and gas production and related reserves.

         To finance part of our property acquisition and development activities, we have issued six separate series of convertible notes since 1999 in the aggregate principal amount of $9,506,125, including $3,236,125 principal amount of convertible notes issued in the first six months of 2003 and $5,000,000 principal amount of convertible notes issued to institutional investors (the "Institutional Notes") in September 2003. The notes bear interest at rates ranging from 4% to 10% per annum. The notes of each series are convertible at the option of the holders into our common stock at prices ranging from $0.85 to $4.50 per share and are generally redeemable at the option of the Company at 100% of their principal amount plus accrued interest through the date of redemption. As a result of note conversions totaling $5,295,000 in 2003, the aggregate principal amount of our convertible notes outstanding at December 31, 2003 was reduced to $4,316,013.

         The Institutional Notes issued in September 2003 have several features not provided under prior note financings. Interest on the Institutional Notes at 7% per annum is payable quarterly in cash or additional

Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. We issued PIK Notes aggregating $104,888 as of December 31, 2003. We have the right to repay any unconverted Institutional Notes at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. The Institutional Notes are repayable upon any event of default in cash at the greater of 115% of their principal amount or 100% of the prevailing market price of their underlying conversion shares.

         The Institutional Notes are convertible into common shares at the option their holders at an initial conversion price of $4.50. Participants in the financing also received three-year warrants to purchase up to an aggregate of 222,222 common shares at an exercise price of $5.11 per share. The conversion price of the Institutional Notes and exercise price of the related warrants are subject to anti-dilution adjustments for any recapitalization transaction and for certain issuances of common stock or rights to acquire common stock for consideration less than the prevailing conversion price or warrant exercise price. As of December 31, 2003, Institutional Notes in the aggregated principal amount of $2,800,000 had been converted into common shares at the original conversion price, leaving $2,304,888 principal amount of the Institutional Notes and PIK Notes outstanding.

         In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. During the second half of 2003, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at December 31, 2003. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at December 31, 2003, compared to $2,247,984 at December 31, 2002.

         Our remaining long term debt outstanding at December 31, 2003, including the current portions, aggregated $414,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $154,232 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financing to repay our outstanding long term debt at maturity.

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

         We expect our cash reserves, cash flow from operations and funds available under our credit facility to provide adequate working capital to meet our capital expenditure objectives through the fourth quarter of 2004, including our anticipated contributions to Drilling Programs and potential sponsorship of production acquisition programs. See "Business - Drilling Programs" and " - Producing Activities - Production Purchase Initiatives." To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future Drilling Programs.

FORWARD LOOKING STATEMENTS

         This report includes forward looking statements within the meaning of
Section 21E of the Exchange Act relating to anticipated operating and financial performance, business and financing prospects, developments and results of our operations. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside our control, including operating risks inherent in oil and gas development and producing activities, fluctuations in market prices of oil and natural gas, changes in future development and production costs and uncertainties in the availability and cost of capital. Words such as "anticipated," "expect," "intend," "plan" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

FINANCIAL MARKET RISK

         Interest Rate Risk. Most of our interest expense is not sensitive to changes in the general level of interest rates in the United States because the majority of our indebtedness outstanding at December 31, 2003 bears interest at fixed rates. Although our credit facility is interest rate sensitive, our borrowings under the facility were reduced to $252,046 at December 31, 2003. Any substantial increase in our borrowings under the facility would expose us to additional interest rate risk.

         Bond Investment Risk. We hold bonds issued by the City of Galax, Virginia Industrial Development Authority, which we acquired in three series for a total investment of $119,081. The bonds bear interest at rates ranging from 7% to 8.25% per annum, with maturity dates of July 1, 2004 and July 1, 2010. Although the bonds have a face value of $154,000, they are carried at cost on our consolidated financial statements in accordance with accounting principles generally accepted in Canada. Under accounting principles generally accepted in the United States, the investments are reportable at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of December 31, 2003 and 2002, the estimated market value of the bonds was $36,970.

         Foreign Market Risk. We sell our products and services exclusively in the United States and receive payment solely in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long term debt. The following table lists our minimum annual commitments as of December 31, 2003 under non-cancelable operating leases and debt instruments.

                                                                    OPERATING LEASES
                                                    ------------------------------------------------         LONG TERM
                    YEAR                              EQUIPMENT         PREMISES           TOTAL               DEBT
                    ----                            -------------     -------------     ------------      ---------------
2004.............................................   $      96,150     $      85,543     $    181,693      $       397,722
2005.............................................          18,150            87,686          105,836               56,556
2006.............................................          18,150            87,992          106,142               24,000
2007.............................................          18,150            87,992          106,142              764,500
2008 and thereafter..............................          18,150            10,999           29,149            3,894,331
                                                    -------------     -------------     ------------      ---------------

   Total.........................................   $     168,750     $     360,212     $    528,962      $     5,137,109
                                                    =============     =============     ============      ===============

RELATED PARTY TRANSACTIONS

         Because we operate through subsidiaries and affiliated Drilling Programs, our holding company structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. It is our policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties. Significant related party transactions are summarized in Notes 5 and 14 of the footnotes to the consolidated financial statements and related disclosure included elsewhere in this report. See " Certain Relationships and Related Transactions."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         General. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including evaluations of any allowance for doubtful accounts and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. The results of these evaluations form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts. The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE
                                                                                                                      ----
Independent Auditors' Report......................................................................................     F-1
Consolidated Balance Sheets - December 31, 2003 and 2002..........................................................     F-2
Consolidated Statement of Operations and Deficit - For the years ended December 31, 2003, 2002 and 2001...........     F-3
Consolidated Statement of Cash Flows - For the years ended December 31, 2003, 2002 and 2001.......................     F-4
Notes to Consolidated Financial Statements........................................................................     F-5

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

         Our management, with the participation or under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company in accordance with the requirements of the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2003. Based on their evaluation, they have concluded that the controls and procedures are effective. They also determined that there were no changes in our controls or procedures during 2003 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

         Our disclosure controls and procedures have been designed to ensure that material information about our business and operations is accumulated, recorded and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to make timely decisions on required public disclosure. They are also intended to provide a framework for making sure that all information required to be disclosed in our current and periodic reports under the Exchange Act is processed and publicly reported by us within the prescribed time periods for our filing of those reports with the SEC.

         Our internal controls over financial reporting are designed to provide reasonable assurances on the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. They include policies and procedures for maintaining reasonably detailed records that accurately and fairly reflect all our business transactions and dispositions of assets, for ensuring that receipts and expenditures are made only in accordance with management authorizations and for providing reasonable assurance on the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. The registered public accounting firm that audited our consolidated financial statements included in this report has issued an attestation report on management's assessment of our internal control over financial reporting as of December 31, 2003.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

           Our directors and executive officers are listed in the following table, together with their current age and term of service with the Company. Each director is elected for a one-year term and serves until his successor is elected and qualified.

                                                                                               OFFICER OR
                                                                                                DIRECTOR
           NAME                 AGE                      POSITION                                SINCE
           ----                 ---                      --------                                -----
William S. Daugherty.........   49            Chairman of the Board, President and
                                                Chief Executive Officer                          1993
D. Michael Wallen............   49            Vice President and Secretary                       1995
Michael P. Windisch..........   29            Chief Financial Officer                            2002
James K. Klyman..............   49            Director                                           1992
Charles L. Cotterell.........   79            Director                                           1994

         A summary of the business experience and background of our directors and executive officers is set forth below.

         William S. Daugherty has served as the our President, Chief Executive Officer and member of our board of directors since September 1993, as well as our Chairman of the Board since 1995. He has also served as President of DPI since 1984. Mr. Daugherty currently serves as the Governor of Kentucky's Official Representative to the Interstate Oil and Gas Compact Commission and as a member of the Board of Directors of the Independent Petroleum Association of America. He is a past president of the Kentucky Oil and Gas Association and the Kentucky Independent Petroleum Producers Association. Mr. Daugherty holds a B.S. Degree from Berea College, Berea, Kentucky.

         James K. Klyman has served as a director of the Company since May 1992. For the past nine years, he has worked in various executive capacities with computer software firms specializing in digital media, computer and electronic arts. Mr. Klyman received a B.A. Degree from York University in Toronto, Canada.

         Charles L. Cotterell has served as a member of our board of directors since June 1994. Mr. Cotterell has been involved in the natural resources industry and has participated in the natural gas and oil industries in Western Canada and the United States, particularly in Kentucky, for over 40 years. He is a past Vice President of Konal Engineering Co., Ltd., a former director of Mariner Mines, Ltd., Nordustrial, Ltd., Goliath Boat Co. and Dominion Power Press Equipment Co., Ltd., as well as the past President of Smith Press Automation Co., Ltd.

         D. Michael Wallen joined DPI in March 1995 as Vice President of Engineering and has served as a Vice President and Secretary of the Company since March 1997. For six years before joining DPI, he served as the Director of the Kentucky Division of Oil and Gas, prior to which he was employed by various operating companies in the Appalachian Basin as a well drilling and completion specialist and as a gas production engineer. Mr. Wallen recently served as President of the Kentucky Oil and Gas Association. He holds a B.S. Degree from Morehead State University, Morehead, Kentucky.

         Michael P. Windisch joined the Company in September 2002 as Chief Financial Officer. Prior to that time, Mr. Windisch was employed by PricewaterhouseCoopers LLP, participating for five years in the firms' audit practice. He is a member of the American Institute of Certified Public Accountants and holds a B.S. Degree from Miami University, Oxford, Ohio.

ADDITIONAL INFORMATION ABOUT THE BOARD

         Actions by the Board in 2003. During 2003, our board of directors took action, either at meetings or by consent, on a total of 18 occasions. No director attended or participated in fewer than 75% of those meetings or actions by consent.

         Committees and Committee Meetings. Our board of directors has an audit committee and a compensation committee. Both committees are comprised of Charles
L. Cotterell and James K. Klyman. During 2003, the audit committee held four meetings, and the compensation committee held three meetings.

         Audit Committee Financial Expert. As of the date of this report, we do not have an audit committee financial expert serving on our audit committee. We expect to expand our board of directors during 2004 to include an audit committee member meeting the criteria recently adopted under the Exchange Act for financial accounting experience and expertise.

         Compensation of Directors. No cash fees were paid to our directors during 2003. In lieu of cash fees, each of our outside directors received common stock awards of 3,000 shares during 2003 with a market value of $3,060 on the date of issuance, plus options to purchase 25,000 common shares at an exercise price of $1.02 per share. We also reimburse our outside directors for the expenses they incur in attending meetings of the board or its committees.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based on a review of reporting forms filed with the SEC to disclose changes in beneficial ownership of our common stock, none of our officers or directors failed to file any required reports on a timely basis during 2003.

CODE OF ETHICS

         In accordance with recently adopted requirements under the Exchange Act, we have adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and any other officer performing similar functions or functions of a chief accounting officer or controller. A copy of our code of ethics is available to anyone without charge upon written or oral request directed to our Corporate Secretary at Daugherty Resources, Inc., 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509, telephone (859) 263-3948.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table sets forth the total remuneration paid during the last three years to our executive officers who earned over $100,000 in any of those years. None of the named executive officers received perquisites with a value exceeding 10% of their salary and bonus during any of the last three years.

                           SUMMARY COMPENSATION TABLE


                                                                                           LONG TERM COMPENSATION
                                                                                       ------------------------------
                                                    ANNUAL COMPENSATION                RESTRICTED      SECURITIES (#)
       NAME AND                           --------------------------------------          STOCK         UNDERLYING
  PRINCIPAL POSITION           YEAR         SALARY          BONUS        OTHER(1)       AWARDS(2)      OPTION/SARs(3)
  ------------------           -----      ----------      ---------     ---------      ----------      --------------
William S. Daugherty        2003.......   $  185,385      $  90,000     $   4,231        110,000          100,000
  President and CEO         2002.......      144,616             --         3,890         20,000               --
                            2001.......      131,250             --         3,030         37,000               --

D. Michael Wallen           2003.......      135,385         90,000         1,330        110,000          100,000
  Vice President and        2002.......      100,000             --         1,211         20,000               --
  Secretary                 2001.......       77,110             --           974         37,000               --

Michael P. Windisch         2003.......       67,500         15,000            --         25,000           50,000
  Chief Financial Officer   2002.......       15,777(4)          --            --             --               --

-----------------
(1) Represents assumed interest at a market rate of 4.75% per annum on unsecured, non-interest bearing loans. See "Certain Relationships and Related Transactions."
(2) Valued at $1.02 per share for awards of 50,000 shares to Messrs. Daugherty and Wallen and 25,000 shares to Mr. Windisch on January 2, 2003, at $1.26 per share for awards of 60,000 shares to Messrs. Daugherty and Wallen on April 2, 2003, at $0.63 per share for awards in 2002 and $1.50 per share for awards in 2001.
(3) Issued on January 2, 2003 under a shareholder approved stock option plan, exercisable for five years at $1.02 per share.
(4) Reflects salary from September 23, 2002, when Mr. Windisch commenced employment.

STOCK OPTIONS

         We maintain two stock option plans for the benefit of our directors, officers, employees and, in the case of the second plan, certain consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant. During 2003, our board of directors also adopted an incentive stock award and stock option plan, subject to approval of our shareholders. If approved, the plan will provide for the grant of stock awards and stock option grants for an aggregate of up to 4,000,000 common shares to our officers, directors and consultants, as determined by the compensation committee of the board of directors.

         The following tables provides information about stock options granted to our named executive officers during 2003 and their exercise of any stock options during the year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                               INDIVIDUAL GRANTS
                                         ---------------------------------------------------------------
                                           NUMBER OF        % OF TOTAL
                                          SECURITIES       OPTIONS/SARs      EXERCISE
                                          UNDERLYING        GRANTED TO        OR BASE
                                         OPTIONS/SARs      EMPLOYEES IN        PRICE          EXPIRATION
               NAME                        GRANTED         FISCAL YEAR       ($/SH)             DATE
               ----                      ------------      ------------      --------         ----------
William S. Daugherty................        100,000            28.6%          $ 1.02            01/02/08
D. Michael Wallen...................        100,000            28.6             1.02            01/02/08
Michael P. Windisch.................         50,000            14.3             1.02            01/02/08

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                                              VALUE OF
                                           SHARES                        NUMBER OF           UNEXERCISED
                                          ACQUIRED                      UNEXERCISED         IN-THE-MONEY
                                            UPON          VALUE         OPTIONS AT           OPTIONS AT
              NAME                        EXERCISE      REALIZED         YEAR END            YEAR END(1)
              ----                        --------      --------         --------            -----------
William S. Daugherty...................    59,807      $   186,000        110,000           $    422,200
D. Michael Wallen......................    59,807          186,000        105,000                421,100
Michael P. Windisch....................     5,000           15,300         45,000                189,000

---------------------
(1) Based on the closing price of $5.22 for our common stock on the Nasdaq SmallCap Market on December 31, 2003.

MANAGEMENT AGREEMENTS

         Change of Control Agreements. During 2004, the Company entered into change of control agreements with its named executive officers and another senior executive officer, entitling them to severance benefits if their employment is terminated without cause or they resign for good reason following a change of control. For this purpose, a change of control is generally defined as the acquisition of 20% or more of our voting stock by any person or group, the sale or lease of all or substantially all our assets to any person other than a subsidiary or the reconstitution of our board of directors during any period of 12 consecutive months with individuals who were not directors at the beginning of that period or whose nomination was not approved by a majority of the directors in office at the beginning of that period. Cause is defined in the agreements as conviction of a felony of any nature or a misdemeanor involving embezzlement of corporate property. Good reason is generally defined as diminution of the officer's authority, reduction of his compensation or failure to grant salary increases at least substantially comparable with our other senior executives. The severance benefits amount to four times the officer's annual compensation, payable in a lump sum or installments at his election.

         Long Term Incentive Agreements. During 2004, the Company entered into long term incentive agreements with its named executive officers and another senior executive officer, entitling them to incentive awards if they continue to serve as executive officers for five years or until their employment is terminated without cause or they resign for good reason following a change of control. For this purpose, a change of control, a termination without cause or a resignation for good reason have the same definitions used in their change of control agreements described above. The long term incentive awards amount to a cash bonus of one times the officer's annual compensation, payable in a lump sum or installments at his election, and a vesting of stock options to be issued in connection with the incentive agreements under the Company's 2003 incentive stock award and stock option plan, which is subject to shareholder approval. See "Stock Options" above.

         Indemnification Agreements. During 2004, the Company entered into indemnification agreements with its named executive officers and another senior executive officer, entitling them advancement or reimbursement of their legal expenses, to the fullest extent permitted by law, if they are involved in litigation as a result of performing services for the Company or other enterprise at its request. The right to indemnification under the agreements is conditioned on the meeting a specified standard of care, generally requiring the officer to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

         5% Beneficial Owners. As of March 10, 2004, there were no persons known to beneficially own more than 5% of our common shares, other than William S. Daugherty, our President and Chief Executive Officer. As of that date, there were no shares of our preferred stock issued or outstanding.

         Management Ownership. The following table shows the amount of common stock beneficially owned as of March 10, 2004 by each of our directors and named executive officers and by our directors and named executive officers as a group. Each of our directors and named executive officers listed below has an address c/o Daugherty Resources, Inc., 120 Prosperous Place, Suite 201, Lexington, KY 40509.

                                                                       COMMON STOCK
                                                                        BENEFICIALLY           PERCENTAGE
        NAMED EXECUTIVE OFFICERS AND DIRECTORS                             OWNED                OF CLASS
        --------------------------------------                         -------------           ----------
William S. Daugherty................................................      797,307(1)               6.34%
D. Michael Wallen...................................................      483,307(2)               3.84
Michael P. Windisch.................................................      155,000(3)               1.25
Charles L. Cotterell................................................       60,000(4)               0.49
James K. Klyman.....................................................       35,000(5)               0.28
All named executive officers and directors
  as a group (5 persons)............................................    1,530,614(6)              11.75

---------------------

(1)  Includes 260,000 shares issuable upon the exercise of vested stock options.

(2)  Includes 255,000 shares issuable upon the exercise of vested stock options.

(3) Includes 120,000 shares issuable upon the exercise of vested stock options and 5,000 shares issuable upon conversion of 10% convertible notes due May 1, 2007.

(4)  Includes 35,000 shares issuable upon the exercise of vested stock options.

(5)  Reflects 35,000 shares issuable upon the exercise of vested stock options.

(6) Includes 705,000 shares issuable upon the exercise of vested stock options and 5,000 shares issuable upon conversion of 10% convertible notes due May 1, 2007.

         Common Shares Issuable under Plans or Arrangements. The following table shows the amount of our common stock issuable as of December 31, 2003 under our equity compensation plans. For purposes of this table, equity compensation plans are broadly defined to include stock award and option plans, individual compensation arrangements and obligations under warrants or options issued in financing transactions and property acquisitions.

                      EQUITY COMPENSATION PLAN INFORMATION



                                                                                                                    (c)
                                                       (a)                                               ------------------------
                                              --------------------                   (b)                   NUMBER OF SECURITIES
                                              NUMBER OF SECURITIES            -----------------             REMAINING AVAILABLE
                                                  TO BE ISSUED                WEIGHTED AVERAGE              FOR FUTURE ISSUANCE
                                                UPON EXERCISE OF              EXERCISE PRICE OF                UNDER EQUITY
                                                   OUTSTANDING                   OUTSTANDING                COMPENSATION PLANS
                                                OPTIONS, WARRANTS             OPTIONS, WARRANTS            (EXCLUDING SECURITIES
            PLAN CATEGORY                          AND RIGHTS                    AND RIGHTS              REFLECTED IN COLUMN [A])
------------------------------------          --------------------            -----------------          ------------------------
Equity Compensation Plans
Approved by Shareholders(1).........                    395,000                  $   1.20                           2,170,300

Equity Compensation Plans
Not Approved by Shareholders(2).....                  4,016,674                      3.02                           3,768,500
                                                ---------------                  --------                       -------------

   Total............................                  4,411,674                  $   2.84                           5,938,800
                                                ===============                  ========                       =============

-------------------
(1) We have two equity compensation plans approved by our shareholders. Both are stock option plans for the benefit of our directors, officers, employees and, in the case of the second plan, our consultants and advisors. Together, they provide for the grant of options to purchase up to 3,600,000 common shares at prevailing market prices.

(2) These plans or arrangements consist of (i) stock options or warrants outstanding at December 31, 2003, issued to investors and investment bankers in our convertible note and equity financings, unaffiliated consultants in consideration for various services and counterparties in property acquisitions in consideration for their interests in those properties, exercisable at year end for the aggregate number of 4,016,674 common shares (column [a]), and (ii) an incentive stock award and stock option plan adopted in 2003, subject to shareholder approval at our 2004 annual meeting, providing for the grant of stock awards and stock option grants for an aggregate of up to 4,000,000 common shares to our officers, directors and consultants, of which 3,768,500 common shares were available for future issuance at December 31, 2003 (column [c]). Additional information about these plans or arrangements is provided in Note 10 of the footnotes accompanying our consolidated financial statements included at the end of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Loans to Related Parties. As of December 31, 2003, current and former directors, officers and employees were indebted to Daugherty Resources in the aggregate amount of $546,220. The following table shows the amount of the indebtedness from our named executive officers.

                                                     INVOLVEMENT OF                LARGEST AMOUNT               AMOUNT OUTSTANDING
NAME AND PRINCIPAL POSITION                       ISSUER OR SUBSIDIARY           OUTSTANDING IN 2003           AT DECEMBER 31, 2003
---------------------------                       --------------------           -------------------           --------------------
William S. Daugherty                                     Lender                     $     244,329                $     205,559(1)
  Chairman, President and CEO

D. Michael Wallen                                        Lender                           173,361                      138,395(2)
  Vice President

------------------
(1) Represents the remaining unpaid balance of (i) five loans from 1998 through 2002 originally aggregating $194,433,bearing interest at 6% per annum and secured by Mr. Daugherty's interest in Drilling Programs, and (ii) non-interest bearing, unsecured loans made throughout the course of his employment, originally aggregating $89,075. See "Executive Compensation - Summary Compensation Table."

(2) Represents the remaining unpaid balance of (i) five loans from 1998 through 2002 originally aggregating $183,268,bearing interest at 6% per annum and secured by Mr. Wallen's interest in Drilling Programs, and (ii) non-interest bearing, unsecured loans made throughout the course of his employment, originally aggregating $28,000. See "Executive Compensation - Summary Compensation Table."

         Lease and Sale of Gas Compressors from Related Parties. A limited liability company owned by a director and two officers of the Company has historically leased natural gas compressors to DPI. For each of the years ended December 31, 2002 and 2001, DPI leased one or more natural gas compressors from the related party for $6,000 during 2003 and for $15,000 during both 2002 and 2001. Based on an independent appraisal, DPI acquired the previously leased equipment from the related party for $50,000 during 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
-------    ---------------------------------------------------------------
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

  10.4 Form of Common Stock Purchase Warrant dated June 13, 2003 issued pursuant to Securities Purchase Agreement dated as of June 10, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit
           10.3 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated June 13, 2003).

  10.5 Form of 7% Convertible Promissory Note dated as of September 5, 2003 issued pursuant to the Securities Purchase Agreement dated as of September 5, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated September 5,
           2003).

  10.6 Form of Common Stock Purchase Warrant dated September 5, 2003 issued pursuant to Securities Purchase Agreement dated as of September 5, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit
           10.3 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated September 9, 2003).

  10.7 Form of Common Stock Purchase Warrant dated December 31, 2003 issued pursuant to Securities Purchase Agreement dated as of December 31, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit
           10.3 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated January 2, 2003).

  23.1     Consent of Kraft, Berger, Grill, Schwartz, Cohen & March, LLP.

  23.2 Consent of Wright & Company, Inc., independent petroleum engineers.

  24.1     Power of Attorney.

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE POLICIES AND PROCEDURES FOR APPROVAL OF AUDIT FEES AND SERVICES

         The following table shows the fees we were billed for professional services rendered by our principal accountants, Kraft, Berger, Grill, Schwartz, Cohen & March, LLP ("Kraft Berger"), for each of the last two years. Kraft Berger did not provide any information technology or other products or services to us in 2003 or 2002, and we did not incur any fees for any of their products or services for those years except as listed below.

                                  YEAR ENDED DECEMBER 31,
                            ----------------------------------
                                2003                  2002
                            -------------        -------------
Audit fees(1).............  $      49,628        $      35,120
Audit related fees(2).....             --                   --
Tax fees(3)...............          8,542                7,160

------------------
(1) Reflects profession fees billed for the audit of our consolidated financial statements and review of our quarterly condensed consolidated financial statements, but does not include additional fees of $37,000 for 2003 and $51,914 for 2002 billed by Hall, Kistler & Company LLP, certified public accountants, for audits of our United States operations.

(2) Reflects fees, if any, for assurance and consulting services related to the audit of our consolidated financial statements and reviews of our quarterly condensed consolidated financial statements.

(3) Reflects tax compliance fees for the preparation of Canadian tax returns and consulting fees for tax planning services.

AUDIT COMMITTEE POLICIES AND PROCEDURES FOR APPROVAL OF AUDIT FEES AND SERVICES

         The engagement of Kraft Berger for the audit of our consolidated financial statements for 2003 was approved by the audit committee of our board of directors and ratified by our shareholders at the 2003 annual meeting. The audit committee's approval covered the audit fees and tax fees we incurred for these services from Kraft Berger for 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, Daugherty Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24. 2004

                            DAUGHERTY RESOURCES, INC.

By: /s/ William S. Daugherty                   By: Michael P. Windisch
    ---------------------------------------        ----------------------------------------
    William S. Daugherty,                          Michael P. Windisch,
    President and Chief Executive Officer          Chief Financial Officer
    (Principal executive officer)                  (Principal financial and accounting officer)

         In accordance with the Exchange Act, this report has been signed as of the date set forth below by the following persons in their capacity as directors of the Daugherty Resources, Inc.

         NAME                                                     DATE
         ----                                                     ----
         William S. Daugherty
         Charles L. Cotterell*
         James K. Klyman*

         By:  /s/ William S. Daugherty                            March 24, 2004
              ---------------------------------------
              William S. Daugherty,
              Individually and *as attorney-in-fact

                                AUDITORS' REPORT

To the Shareholders of
DAUGHERTY RESOURCES, INC.

We have audited the consolidated balance sheets of DAUGHERTY RESOURCES, INC. as at December 31, 2003 and 2002 and the consolidated statements of operations, deficit and cash flows for each of the three years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2003 and 2002 and the results of its operations and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 in accordance with generally accepted accounting principles in Canada.

              /s/ KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                  -------------------------------------------------
                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
March 16, 2004

                            DAUGHERTY RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                  (U.S. FUNDS)

                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                       2003                  2002
                                                                                   -------------        --------------
ASSETS
   Current assets:
     Cash and cash equivalents..................................................   $  22,594,993        $    7,031,307
     Subscriptions receivable...................................................       2,335,009                    --
     Accounts receivable........................................................         503,177               328,035
     Prepaid expenses and other current assets..................................         773,415               460,663
     Loans to related parties (Note 5)..........................................         140,780                64,162
                                                                                   -------------        --------------
       Total current assets.....................................................      26,347,374             7,884,167
   Bonds and deposits...........................................................          99,000                41,000
   Oil and gas properties (Note 3)..............................................      16,369,859             9,679,549
   Property and equipment (Note 4)..............................................       2,054,088               918,855
   Loans to related parties (Note 5)............................................         517,940               711,658
   Investments (Note 6).........................................................         119,081               119,081
   Deferred financing costs.....................................................         247,923                43,546
   Goodwill (Note 7)............................................................         313,177               313,177
                                                                                   -------------        --------------
         Total assets...........................................................   $  46,068,442        $   19,711,033
                                                                                   =============        ==============

LIABILITIES
   Current liabilities:
     Bank loan (Note 8).........................................................              --        $      134,162
     Accounts payable...........................................................       1,445,603             1,094,941
     Accrued liabilities........................................................       2,865,045             1,212,094
     Income taxes payable.......................................................         144,450                    --
     Customers' drilling deposits...............................................      10,162,600             6,764,200
     Long term debt, current portion (Note 9)...................................         397,722               192,341
                                                                                   -------------        --------------
       Total current liabilities................................................      15,015,420             9,397,738
   Future income taxes..........................................................         257,647                    --
   Long term debt (Note 9)......................................................       4,739,387             4,027,198
                                                                                   -------------        --------------
         Total liabilities......................................................      20,012,454            13,424,936
                                                                                   -------------        --------------
SHAREHOLDERS' EQUITY
   Capital stock (Note 10)
     Authorized:
       5,000,000  Preferred shares, non-cumulative, convertible
     100,000,000  Common shares
     Issued:
              --  Preferred shares (2002 - 558,476).............................              --             1,784,493
      10,676,030  Common shares (2002 - 5,505,670)..............................      36,244,623            24,589,797
          21,100  Common shares held in treasury, at cost.......................         (23,630)              (23,630)
                  Paid-in capital - warrants....................................         223,086                    --
     To be issued:
       1,403,335  Common shares.................................................       5,917,958                55,226
                                                                                   -------------        --------------
                                                                                      42,362,037            26,405,886
   Deficit......................................................................     (16,306,049)          (20,119,789)
                                                                                   -------------        --------------
         Total shareholders' equity.............................................      26,055,988             6,286,097
                                                                                   -------------        --------------
           Total liabilities and shareholders' equity...........................   $  46,068,442        $   19,711,033
                                                                                   =============        ==============

See Notes to Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                  (U.S. FUNDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       2003               2002                2001
                                                                  -------------       -------------      --------------
REVENUE
   Contract drilling..........................................    $  23,640,000       $   6,269,598      $    5,568,837
   Oil and gas production.....................................        2,550,040           1,204,111           1,122,886
   Gas transmission and compression...........................        1,254,393             930,934             796,992
                                                                  -------------       -------------      --------------
     Total revenue............................................       27,444,433           8,404,643           7,488,715
                                                                  -------------       -------------      --------------

DIRECT EXPENSES
   Contract drilling..........................................       12,207,772           2,916,348           3,012,505
   Oil and gas production.....................................          958,081             673,227             594,621
   Gas transmission and compression...........................          587,644             494,525             664,371
                                                                  -------------       -------------      --------------
     Total direct expenses....................................       13,753,497           4,084,100           4,271,497
                                                                  -------------       -------------      --------------

GROSS PROFIT..................................................       13,690,936           4,320,543           3,217,218
                                                                  -------------       -------------      --------------

OTHER INCOME (EXPENSES)
   Selling, general and administrative........................       (7,532,554)         (2,898,632)         (2,678,146)
   Compensation from options and warrants.....................         (589,200)                 --                  --
   Depreciation, depletion and amortization...................         (911,089)           (652,069)           (675,559)
   Interest expense...........................................         (493,441)           (249,267)           (239,334)
   Interest income............................................          176,334              45,261              43,466
   Other, net.................................................         (125,149)             69,114               5,097
                                                                  -------------       -------------      --------------
     Total other income (expenses)............................       (9,475,099)         (3,685,593)         (3,544,476)
                                                                  -------------       -------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES.............................        4,215,837             634,950            (327,258)
   Income tax expense.........................................         (402,097)                 --                  --
                                                                  -------------       -------------      --------------

NET INCOME (LOSS).............................................        3,813,740             634,950            (327,258)

DEFICIT, beginning of year....................................      (20,119,789)        (20,754,739)        (20,427,481)
                                                                  -------------       -------------      --------------

DEFICIT, end of year..........................................    $ (16,306,049)      $ (20,119,789)     $  (20,754,739)
                                                                  =============       =============      ==============

NET INCOME (LOSS) PER SHARE
     Basic....................................................    $        0.47       $        0.12      $        (0.08)
                                                                  =============       =============      ==============
     Diluted..................................................    $        0.34       $        0.11      $        (0.08)
                                                                  =============       =============      ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     Basic....................................................        8,032,647           5,343,534           4,028,703
                                                                  =============       =============      ==============
     Diluted..................................................       11,711,399           5,969,027           4,028,703
                                                                  =============       =============      ==============

See Notes to Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (U.S. FUNDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       2003               2002                2001
                                                                  -------------       -------------      --------------
OPERATING ACTIVITIES
   Net income (loss)..........................................    $   3,813,740       $     634,950      $     (327,258)
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Incentive bonus paid in common shares....................          364,680             130,020             235,500
     Compensation from options and warrants...................          589,200                  --                  --
     Contract settlement paid in common shares................          348,300                  --                  --
     Depreciation, depletion and amortization.................          911,089             652,069             675,559
     Write-off of deferred financing costs....................           29,786                  --                  --
     Notes issued in kind for interest on long term debt......          104,888                  --                  --
     Gain on sale of assets...................................           (2,695)             (4,361)                 --
     Future income taxes......................................          257,647                  --                  --
     Changes in assets and liabilities:
       Subscriptions receivable...............................       (2,335,009)                 --                  --
       Accounts receivable....................................         (175,142)             95,324             (72,655)
       Prepaid expenses and other current assets..............         (329,752)           (258,648)           (197,608)
       Accounts payable.......................................          514,788             374,018             274,304
       Accrued liabilities....................................        1,804,651             418,959            (125,678)
       Income taxes payable...................................          144,450                  --                  --
       Customers' drilling deposits...........................        3,398,400           3,909,500           2,295,714
                                                                  -------------       -------------      --------------
     Net cash provided by operating activities................        9,439,021           5,951,831           2,757,878
                                                                  -------------       -------------      --------------
INVESTING ACTIVITIES
   Proceeds from sale of assets...............................           20,745              26,800                  --
   Purchase of property and equipment.........................       (1,341,701)           (224,533)           (318,760)
   Purchase of investment.....................................               --              (9,827)           (109,254)
   Increase in bonds and deposits.............................          (58,000)                 --                  --
   Additions to oil and gas properties, net...................       (7,346,345)         (1,366,003)         (1,359,941)
                                                                  -------------       -------------      --------------
     Net cash used in investing activities....................       (8,725,301)         (1,573,563)         (1,787,955)
                                                                  -------------       -------------      --------------
FINANCING ACTIVITIES
   Net payments on short term borrowings......................         (134,162)            (11,905)         (1,029,476)
   Decrease (increase) in loans to related parties............          117,100            (212,093)           (175,681)
   Proceeds from issuance of common shares....................        9,169,346             102,500             151,360
   Proceeds from issuance of long term debt...................        8,236,125             693,868           2,114,367
   Payments of deferred financing costs.......................         (410,000)                 --                  --
   Payments of long term debt.................................       (2,128,443)           (163,751)           (189,103)
   Treasury stock.............................................               --                  --             (23,630)
                                                                  -------------       -------------      --------------
     Net cash provided by financing activities................       14,849,966             408,619             847,837
                                                                  -------------       -------------      --------------
CHANGE IN CASH AND CASH EQUIVALENTS...........................       15,563,686           4,786,887           1,817,760
CASH AND CASH EQUIVALENTS:
   Beginning of year..........................................        7,031,307           2,244,420             426,660
                                                                  -------------       -------------      --------------
   End of year................................................    $  22,594,993       $   7,031,307      $    2,244,420
                                                                  =============       =============      ==============
SUPPLEMENTAL DISCLOSURE
Interest paid.................................................    $     442,097       $     235,531      $      182,294
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
Preferred shares issued for acquisition and debt settlement...               --                  --             418,785
Common shares issued in settlement of accounts payable........          315,826             155,031              60,009
Common shares issued upon conversion of notes.................        4,976,913                  --                  --

See Notes to Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) General. The accompanying consolidated financial statements of Daugherty Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in Canada and the United States of America. See Note 17 - United States Accounting Principles. All funds are stated in U.S. dollars.

         (b) Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), a Kentucky corporation, and the accounts of Sentra Corporation ("Sentra"), a Kentucky corporation wholly owned by DPI. DPI conducts all of the Company's oil and gas drilling and production operations, and Sentra owns and operates natural gas distribution facilities for two communities in Kentucky. The consolidated financial statements also reflect DPI's interests in a total of 24 drilling programs that it has sponsored and managed since 1996 to conduct development drilling operations on its prospects (the "Drilling Programs"). DPI generally maintains a combined 25.75% interest as both general partner and an investor in each Drilling Program structured as a limited partnership to optimize tax advantages for private investors and up to 66.67% in smaller Drilling Programs structured as joint ventures with strategic and industry partners or other suitable investors. The agreements for both the limited partnership and joint venture Drilling Programs generally provide for specified increases in DPI's program interests after return of partners' investment. The Company accounts for those interests using the proportionate consolidation method, combining DPI's share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the years presented in the consolidated financial statements have been eliminated on consolidation.

         (c) Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the years presented in the consolidated financial statements. Actual results could differ from those estimates.

         (d) Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         (e) Oil and Gas Properties.

                  (i) Accounting Treatment for Costs Incurred. The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, property acquisition costs, costs of successful exploration wells and development costs and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when determined to be non-productive. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment and facilities. Production costs, overhead and all exploration costs other than costs of exploratory drilling are charged to expense as incurred.

                  (ii)Depletion. Depletion on developed properties is computed using the units-of-production method, using only the reserves underlying the proved developed oil and gas properties. The Company follows Statement of Financial Standards ("SFAS") No. 144, which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of a proved oil and gas property would be required to the extent its carrying amount exceeded the undiscounted future net cash flows from the Company's interest in the property's estimated proved reserves. Estimates of proved oil and gas reserve volumes and values involve significant uncertainties. These estimates are also primary factors in determining the amount of depletion expense, whether or not oil and gas properties are impaired.

                  (iii) Revenue Recognition. The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less, and the Company's financial position and results of operations would not be significantly affected from use of the percentage-of-completion method. A contract is considered complete when all remaining costs and risks are relatively insignificant. Oil and gas production revenue is recognized as income as production is extracted and sold. Other revenue is recognized at the time it is earned and the Company has a contractual right to receive the revenue. For the years ended December 31, 2003 and 2002, gas transmission and compression revenue includes gas utility sales from Sentra's regulated operations aggregating $285,740 and $190,214, respectively.

                  (iv) Regulated Operations. Sentra's regulated operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires regulated entities to record regulatory assets and liabilities resulting from actions of regulators. Kentucky's Public Service Commission regulates Sentra's billing rates for natural gas distribution sales. These billing rates are based on the Commission's evaluation of Sentra's recovery of its purchased gas costs. As of December 31, 2003, Sentra did not have any unrecovered purchased gas costs. If the Company were to discontinue the application of SFAS No. 71 to Sentra's regulated operations, it would be required to write-off its regulatory assets and regulatory liabilities, and to adjust the carrying amount of any other assets, including property and equipment, used in those operations that would be deemed unrecoverable.

                  (v) Wells and Related Equipment. Wells and related equipment are recorded at cost and are amortized under the units-of-production method, based on the estimated proved developed reserves of the underlying properties.

         (f) Property and Equipment. Property and equipment are stated at cost, amortized on a straight-line basis over the useful life of the assets, ranging from 3 to 25 years.

         (g) Investments. Long term investments in which the Company does not have significant influence are accounted for using the cost method. In the event of a permanent decline in its value, an investment is written to estimated realizable value, and any resulting loss is charged to earnings.

         (h) Deferred Financing Costs. The Company incurred financing costs of $601,886 during 2003 in connection with the issuance of $5,000,000 principal amount of its 7% convertible notes due September 5, 2008. These costs were initially capitalized and were expected to be amortized ratably over the life of the notes. During the fourth quarter of 2003, $2,800,000 principal amount of the notes were converted into common shares and added to equity, net of $318,087, representing a proportionate amount of the original financing costs. Accumulated amortization for the remaining financing costs aggregated $35,876 at December 31, 2003. During 2003, the Company's remaining 10% convertible secured notes due July 31, 2004 were also converted into common shares. To reflect the retirement of these notes, the Company recognized a non-cash charge of $29,786, representing the unamortized balance of financing costs originally totaling $137,607 for the issuance of these notes in 1999. See Note 10 - Capital Stock.

         (i) Goodwill. Goodwill is tested for impairment at least annually and more frequently if indicators exist as prescribed under Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of SFAS No. 142 for accounting standards generally accepted in the United States of America. See
Note 7 - Goodwill. CICA Handbook Section 3062 requires that if the fair value of a reporting unit (including goodwill) is less than its carrying value, the implied fair value of the reporting unit must be compared with its carrying value to determine possible impairment.

         (j) Future Income Taxes. The Company provides for income taxes using the asset and liability method, as required by the CICA Handbook Section 3465. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates that are assumed to be in effect when the underlying items of income and expense are expected to be realized.

         (k) Stock Option Plans. The Company maintains the stock option plans described in Note 10. No compensation expense is generally recognized for these plans because the exercise price of the stock options is set at the market price of the stock at the time of grant. Except as described in Note 10, any consideration paid by employees on the exercise of stock options is credited to share capital.

         (l) Reclassifications. Certain amounts included in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2. ACQUISITIONS

         (a) Leatherwood Prospect. In December 2002, DPI completed an acquisition of oil and gas drilling rights covering approximately 100,000 acres on the southeastern edge of the Big Sandy Gas Field, extending 41 miles through DPI's primary operating areas in eastern Kentucky (the "Leatherwood Prospect"). The Company's drilling rights in the Leatherwood Prospect are subject to various overriding royalty interests retained as part of the consideration for the farmout. As a condition to the farmout, the Company committed to drill a minimum of 25 wells on the Leatherwood Prospect through December 2003 and a total of 200 wells through 2007. As of December 31, 2003, the initial drilling commitment was only partially satisfied, and DPI obtained a waiver extending the commitment through the first quarter of 2004. See Note 21 - Subsequent Events.

         (b) Straight Creek Acquisition. In June 2003, DPI acquired an oil and gas lease covering 9,400 acres on the north side of the Pine Mountain Fault System adjacent to the Big Sandy Gas Field in eastern Kentucky (the "Straight Creek Field"). DRI also acquired a 25% working interest in an additional 11,000 acres in the Straight Creek Field during October 2003 and added 2,100 acres to its position by lease in December 2003.

         (c) Sentra Utility Development Group, LP. In July 2001, DPI purchased from Sentra Utility Development Group, LP all of its rights in certain oil and gas reserves and in related prepaid drilling funds in exchange for 227,057 shares of the Company's preferred stock and five-year warrants valued at $418,785. The warrants entitle the holders to purchase up to 302,528 common shares at exercise prices ranging from $1.75 to $4.50 per share. The preferred stock was converted into the Company's common shares during 2003. See Note 10 - Capital Stock.

NOTE 3. OIL AND GAS PROPERTIES

         Capitalized costs and accumulated depreciation, depletion and amortization ("DD&A") relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                                                                                          DECEMBER 31,
                                                                 DECEMBER 31, 2003                            2002
                                                -------------------------------------------------        --------------
                                                                    ACCUMULATED
                                                     COST              DD&A              NET                   NET
                                                --------------    -------------     -------------        --------------
Proved oil and gas properties...............    $   16,472,008    $  (2,418,127)    $  14,053,881        $    8,576,375
Unproved oil and gas properties.............           657,879               --           657,879               419,737
Wells and related equipment.................         1,900,799         (242,700)        1,658,099               683,437
                                                --------------    -------------     -------------        --------------

Total oil and gas properties................    $   19,030,686    $  (2,660,827)    $  16,369,859        $    9,679,549
                                                ==============    =============     =============        ==============

NOTE 4. PROPERTY AND EQUIPMENT

         The following table presents the capitalized costs and accumulated depreciation for the Company's property and equipment as of December 31, 2003 and 2002.

                                                                                                          DECEMBER 31,
                                                                DECEMBER 31, 2003                             2002
                                               -------------------------------------------------          ------------
                                                                   ACCUMULATED
                                                    COST          DEPRECIATION          NET                    NET
                                               --------------    -------------     -------------          -----------
Land........................................   $       12,908    $          --     $      12,908          $    12,908
Building improvements.......................           20,609           (3,062)           17,547                4,471
Machinery and equipment.....................        1,077,224         (219,498)          857,726              625,086
Office furniture and fixtures...............           43,289          (17,069)           26,220                1,655
Computer and office equipment...............          290,849          (84,101)          206,748               16,521
Vehicles and aircraft.......................        1,143,950         (211,011)          932,939              258,214
                                               --------------    -------------     -------------          -----------

Total property and equipment................   $    2,588,829    $    (534,741)    $   2,054,088          $   918,855
                                               ==============    =============     =============          ===========

NOTE 5. LOANS TO RELATED PARTIES

         Loans to related parties represent loans receivable from certain shareholders and officers of the Company. The loans are payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $487,291 at December 31, 2003 and $604,379 at December 31, 2002. They bear interest at 6% per annum and are collateralized by the related parties' ownership interest in Drilling Programs. The loans receivable from officers totaled $171,429 at December 31, 2003 and $171,441 at December 31, 2002. These loans are non-interest bearing and unsecured.

NOTE 6. INVESTMENTS

         The Company has investments aggregating $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority. The bonds bear interest at rates ranging from 7% to 8.25% per annum, with maturity dates of July 1, 2004 and July 1, 2010. Although the bonds have a face value of $154,000, they are carried at cost on the Company's consolidated financial statements in accordance with accounting principles generally accepted in Canada. Under accounting principles generally accepted in the United States, the investments are reportable at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of December 31, 2003 and 2002, the estimated market value of the bonds was $36,970. See Note 17 - United States Accounting Principles.

NOTE 7. GOODWILL

         In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of SFAS No. 142 for accounting standards generally accepted in the United States. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. The Company performed an analysis of its recorded goodwill in October 2003 and 2002, determining in both cases that no impairment charge was required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of December 31, 2003 and 2002. Had the non-amortization provisions of Section 3062 been applied during 2001, net loss for the year would have decreased to $148,303 ($0.04 per share).

NOTE 8. BANK LOAN

         At December 31, 2002, the Company had a bank loan in the outstanding principal amount of $134,162, bearing interest at the rate of 4.71% per annum and fully secured by a certificate of deposit. The loan was repaid in December 2003.

NOTE 9. LONG TERM DEBT

         (a) Credit Facility. The Company maintains a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At December 31, 2003, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at December 31, 2003. The facility is secured by liens on substantially all of the Company's assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at December 31, 2003 and $2,247,984 at December 31, 2002.

         (b) Convertible Notes. The Company has issued a series of convertible notes in private placements primarily with institutional investors to finance a substantial part of its drilling activities. The notes are convertible by the holders into the Company's common stock at fixed rates (subject to anti-dilution adjustments) and are generally redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. Many of the notes were converted during 2003 at the conversion prices listed below. The terms of the notes are summarized in the following table.

                                                                                                  SHARES
                                     PRINCIPAL AMOUNT OUTSTANDING AT                           ISSUABLE AT
                                  ----------------------------------                        DECEMBER 31, 2003
                                   DECEMBER 31,        DECEMBER 31,       CONVERSION              UPON
TITLE OF NOTES                         2003                2002              PRICE              CONVERSION
--------------                    --------------      --------------      ----------            ----------
10% Convertible Secured
   Notes due July 31, 2004.....   $           --      $      850,000       $  2.71                     --
10% Convertible Notes
   due May 1, 2007.............          740,500             420,000          1.50                493,666
8% Convertible Notes
   due April 10, 2008..........          770,625                  --          1.90                405,592
8% Convertible Notes
   due May 1, 2008.............          500,000                  --          2.25                222,222
7% Convertible Notes
   due September 5, 2008.......        2,304,888                  --          4.50                512,197
                                  --------------      --------------                            ---------

   Total.......................   $    4,316,013      $    1,270,000                            1,633,677
                                  ==============      ==============                            =========

         The Company's 7% Convertible Notes due September 5, 2008 listed above were originally issued during September 2003 in the aggregate principal amount of $5,000,000 (the "Institutional Notes"). The Institutional Notes and related warrants include various features not provided under prior note financings. Interest on the Institutional Notes is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. PIK Notes aggregating $104,888 were issued as of December 31, 2003. The Company also has the right to repay any unconverted Institutional Notes at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. The Institutional Notes are repayable upon any event of default in cash at the greater of 115% of their principal amount or 100% of the prevailing market price of their underlying common shares.

         The Institutional Notes are convertible into common shares at the option of their holders at an initial conversion price of $4.50, and the warrants issued to investors in the financing are exercisable for 222,222 common shares at an initial exercise price of $5.11 per share. The conversion price and exercise price are subject to antidilution adjustments for any recapitalization transaction and for any issuance of common stock or rights to acquire common stock for consideration less than the prevailing conversion price. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved incentive plans or in a public offering, business acquisition or strategic transaction. In addition, no antidilution adjustments will be made to the extent they would increase the total shares issuable under the Institutional Notes and related warrants above 1,947,990 common shares. The same limitation applies to the payment of interest in kind and to repayment of the Institutional Notes in common shares. The Institutional Notes and related warrants also contain provisions that prevent the holders from converting or exercising these instruments to the extent the repayment, conversion or exercise would result in that holder and its affiliates together beneficially owning more than 4.99% of the outstanding common shares.

         (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of gold and silver properties on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $414,818 at December 31, 2003 and $438,818 at December 31, 2002.

         (d) Miscellaneous Debt. The following table summarizes the Company's other outstanding debt obligations.

                                                                                PRINCIPAL AMOUNT OUTSTANDING AT
                                                                               --------------------------------
                                                                               DECEMBER 31,        DECEMBER 31,
TERMS OF DEBT                                                                     2003                2002
-------------                                                                  ----------          ------------

Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 8.68% to 9.5% per annum,
   collateralized by the acquired equipment and vehicles...............        $   23,451          $   61,426
Loan payable to unaffiliated company, bearing interest
   at 10% per annum payable quarterly, collateralized
   by assets of subsidiary guarantor...................................            64,779              64,779
Note payable to unaffiliated individual, payable in
   60 installments of $1,370, together with interest at 8%
   per annum, through 2005.............................................            20,397              35,704
Loans payable to various banks, payable monthly in
   various amounts, together with interest at rates ranging
   from 4% to 9.75% per annum, through 2005,
   collateralized by receivables and various vehicles..................            45,605              76,178
Loan payable to unaffiliated company, bearing interest
   at 10% per annum....................................................                --              24,650
                                                                               ----------          ----------

   Total...............................................................        $  154,232          $  262,737
                                                                               ==========          ==========

         (e) Maturities of Long Term Debt. The following table summarizes the Company's total long term debt at December 31, 2003 and 2002 and the total principal payments due for each year from 2004 through 2008 and thereafter.

                                                                                PRINCIPAL AMOUNT OUTSTANDING AT
                                                                               -------------       -------------
                                                                                DECEMBER 31,        DECEMBER 31,
                                                                                    2003                2002
                                                                               -------------       -------------
Total long term debt (including current portion).........................      $   5,137,109       $   4,219,539
Less current portion.....................................................            397,722             192,341
                                                                               -------------       -------------

   Total long term debt..................................................      $   4,739,387       $   4,027,198
                                                                               =============       =============

MATURITIES OF DEBT
2004.....................................................................   $  397,722
2005.....................................................................       56,556
2006.....................................................................       24,000
2007.....................................................................      764,500
2008 and thereafter......................................................    3,894,331

NOTE 10. CAPITAL STOCK

         (a) Preferred Shares. The following table reflects transactions involving the Company's preferred stock during each of the years presented in the consolidated financial statements.

                                                                             NUMBER
                                                                              OF
PREFERRED SHARES ISSUED                                                      SHARES                    AMOUNT
-----------------------                                                      -------               -------------
Balance, December 31, 2001...............................................    563,249               $   1,802,541
   Converted into common shares..........................................     (4,773)                    (18,048)
                                                                             -------               -------------
Balance, December 31, 2002...............................................    558,476                   1,784,493
   Converted into common shares..........................................   (558,476)                 (1,784,493)
                                                                             -------               -------------

Balance, December 31, 2003...............................................         --               $          --
                                                                             =======               =============

         (b) Common Shares. The following table reflects transactions involving the Company's common stock during each of the years presented in the consolidated financial statements.

                                                                           NUMBER OF
COMMON SHARES ISSUED                                                         SHARES              AMOUNT
--------------------                                                       ---------         -------------
Balance, December 31, 2001...............................................  4,959,112         $  24,184,198
   Issued for cash.......................................................    125,000               102,500
   Issued to employees as incentive bonus................................    204,000               130,020
   Issued upon conversion of preferred shares............................      4,773                18,048
   Issued for settlement of accounts payable.............................    212,785               155,031
                                                                           ---------         -------------
Balance, December 31, 2002...............................................  5,505,670            24,589,797
   Issued for cash.......................................................    950,000             2,460,450
   Issued to employees as incentive bonus................................    360,500               364,680
   Issued upon exercise of stock options and warrants....................  1,018,131             1,904,164
   Issued upon conversion of preferred shares............................    625,448             1,784,493
   Issued upon conversion of convertible notes...........................  2,069,393             4,976,913
   Issued for settlement of accounts payable.............................    146,888               164,126
                                                                           ---------         -------------

Balance, December 31, 2003...............................................  0,676,030         $  36,244,623
                                                                           =========         =============

COMMON SHARES TO BE ISSUED

Contract settlement......................................................    100,000         $     500,000
Financing transaction....................................................  1,303,335             5,417,958
                                                                           ---------         -------------

   Total.................................................................  1,403,335         $   5,917,958
                                                                           =========         =============

         During 2003, the Company completed two institutional private placements of its common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in June 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in all of the 1,303,335 common shares subscribed in the financing being classified as capital stock to be issued at December 31, 2003. See Note 21 - Subsequent Events. Common shares to be issued at December 31, 2003 also includes 100,000 shares valued at $5.00 per share issuable in a contract settlement, net of $151,700 from a prior accrual for this exposure.

         (c) Stock Options. The Company maintains two stock option plans for the benefit of its directors, officers, employees and, in the case of the second plan, its consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant.

         During 2003, the Company adopted a new incentive stock award and stock option plan, subject to approval of its shareholders. If approved, the plan will provide for the grant of stock awards and stock option grants for an aggregate of up to 4,000,000 common shares to its officers, directors and consultants, as determined by the compensation committee of its board of directors.

         The following table reflects transactions involving the Company's stock options during each of the years presented in the consolidated financial statements.

                                                                                               WEIGHTED
                                                                                                AVERAGE
STOCK OPTIONS                                     ISSUED            EXERCISABLE             EXERCISE PRICE
-------------                                    ---------          -----------             --------------
Balance, December 31, 2001.....................  2,479,210           2,479,210                 $   2.02
                                                                     ---------
   Expired.....................................   (894,000)                                        3.39
                                                 ---------
Balance, December 31, 2002.....................  1,585,210           1,585,210                     1.30
                                                                     ---------
   Issued(1)...................................    400,000                                         1.02
   Exercised...................................   (820,879)                                        1.17
   Expired.....................................    (45,000)                                        5.00
                                                 ---------                                     --------
Balance, December 31, 2003.....................  1,119,331           1,119,331                 $   1.10
                                                 =========           =========                 ========

-------------------
         (1) Granted to employees under stock option plans, exercisable through January 2, 2008 at an exercise price of $1.02 per share.

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

         During 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. Since the disclosure only alternative of CICA Handbook Section 3870 and ABP Opinion No. 25 is not available for the exercise of stock options with this feature, the Company recorded a compensation charge of $558,000 for the year ended December 31, 2003, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date that the options were exercised. Additional non-cash compensation of $31,200 was also recognized in 2003 from the issuance of warrants for corporate consulting services.

         Although the Company recognized compensation expenses for the exercise of stock options with a "cashless" exercise feature and from the issuance of warrants for corporate consulting services in 2003, it has not recognized any compensation expense for the issuance of stock options during the years ended December 31, 2003, 2002 and 2001. If the fair value method rather than the intrinsic value method of accounting for stock-based compensation had been used for the issuance of these options, the Company's net income (loss) and income
(loss) per share would have been reported in the pro forma amounts indicated in the table below. The fair value of each option grant was estimated on the option vesting date using the fair value recognition method, assuming a risk free interest rate of 4.5% in 2003 and 6% in both 2002 and 2001, a dividend yield of 0% and a theoretical volatility of .30, based on the option's vesting provisions and five-year exercise period.

                                                            INTRINSIC          FAIR
                                                              VALUE            VALUE
                                                             METHOD           METHOD
                                                          -------------     -----------
                                                          (AS REPORTED)     (PRO FORMA)
2003
Net income...........................................      $3,813,740       $3,660,140
Net income per share
  Basic..............................................            0.47             0.46
  Fully diluted......................................            0.34             0.33
Weighted average fair value of options granted.......              --             0.38

2002
Net income...........................................      $  634,950       $  613,705
Net earnings per share
  Basic..............................................            0.12             0.11
  Fully diluted......................................            0.11             0.10
Weighted average fair value of options granted.......              --               --

2001
Net loss.............................................      $ (327,258)      $ (389,186)
Net loss per share
  Basic..............................................           (0.08)           (0.10)
  Fully diluted......................................           (0.08)           (0.10)
Weighted average fair value of options granted.......              --             0.43

         (d) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at December 31, 2003 range from $1.12 to $5.65 per share, and their weighted average remaining contractual life is 1.65 years. The following table reflects transactions involving the Company's common stock purchase warrants during each of the years presented in the consolidated financial statements.

                                                                                               WEIGHTED
                                                                                                AVERAGE
COMMON STOCK PURCHASE WARRANTS                            ISSUED         EXERCISABLE        EXERCISE PRICE
------------------------------                          ---------        -----------        --------------
Balance, December 31, 2001.....................         3,018,721         3,018,721            $   2.61
                                                                          ---------
   Expired.....................................          (500,000)                                 0.63
                                                        ---------
Balance, December 31, 2002.....................         2,518,721         2,518,721                2.76
                                                                          ---------
   Issued in financing transactions(1).........           916,453                                  5.12
   Issued for consulting services(2)...........           175,000                                  1.55
   Exercised...................................          (317,831)                                 2.40
                                                        ---------                              --------
Balance, December 31, 2003.....................         3,292,343         3,292,343            $   3.43
                                                        =========         =========            ========

-------------------------
         (1) Expiring from June 13, 2006 through December 31, 2008.

         (2) Expiring April 3, 2004 through April 2, 2008.

NOTE 11. INCOME TAXES

         The following table sets forth the components of income tax expense for each of the years presented in the consolidated financial statements.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                           2003              2002             2001
                                                                        -----------      -----------       -----------
Current..............................................................   $   957,970      $   605,943       $   544,658
Future...............................................................       257,647               --                --
Benefits realized from loss carryforward.............................      (813,520)        (605,943)         (544,658)
                                                                        -----------      -----------       -----------

Total income tax expense.............................................   $   402,097      $        --       $        --
                                                                         ==========      ===========       ===========

         The following table sets forth a reconciliation between prescribed tax rates and the effective tax rate for the Company's total income tax expense in each of the years presented in the consolidated financial statements.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                              2003              2002             2001
                                                                           -----------      -----------       -----------
Income tax computed at statutory combined basic income tax rates.....      $ 1,781,101      $   268,266       $  (138,267)
Increase (decrease) in income tax resulting from:
   Net operating loss carryforward...................................         (813,520)        (605,943)         (544,658)
   Non-recognition of tax benefit from net losses....................          177,722          324,161           665,451
   Non-deductible expenses...........................................           11,080           13,515            17,474
   Tax losses allocated from Drilling Programs.......................       (1,012,023)              --                --
   Excess tax depletion and depreciation over book depreciation......        2,255,619               --                --
   Previously unrecognized benefit on future tax asset...............       (1,997,972)              --                --
                                                                           -----------      -----------       -----------

Total income tax expense.............................................      $   402,097      $        --       $        --
                                                                           ===========      ===========       ===========

         The following table sets forth the components of the Company's future income tax liabilities as of the end of each of the years presented in the consolidated financial statements.

                                                                                       AS OF DECEMBER 31,
                                                                         ----------------------------------------------
                                                                            2003              2002             2001
                                                                         -----------      -----------       -----------
Net operating loss carryforward and investment tax credit............    $ 2,175,123      $ 2,779,909         3,113,047
Gold and silver properties...........................................      2,663,962        2,663,962         2,663,962
Oil and gas properties...............................................     (1,596,167)        (225,635)          (86,146)
Property and equipment...............................................       (659,452)         (98,966)          (55,109)
Less valuation allowance.............................................     (2,841,114)      (5,119,270)       (5,635,754)
                                                                         -----------      -----------       -----------

Future tax liabilities...............................................    $  (257,647)     $        --       $        --
                                                                         ===========      ===========       ===========

         As of December 31, 2003, the Company had net operating losses of $5,140,000 at the holding company level. Since no revenues are generated at the holding company level for utilization of the related net operating loss carryforwards, the Company has provided a valuation allowance in the full amount of the net operating losses. The following table summarizes those net operating loss carryforwards by year of expiry.

YEAR OF EXPIRY
--------------
     2004.................................................      $     373,000
     2005.................................................            245,000
     2006.................................................            271,000
     2007.................................................            969,000
     2008.................................................          1,456,000
     2009.................................................            903,000
     2010.................................................            923,000
                                                                -------------

     Total net operating loss carryforwards...............      $   5,140,000
                                                                =============

NOTE 12. INCOME (LOSS) PER SHARE

         (a) Basic. Income (loss) per share is calculated using the weighted average number of shares outstanding during each of the years presented in the consolidated financial statements. The following table sets forth the weighted average of common shares outstanding for each of those years.

                                                     WEIGHTED AVERAGE
YEAR                                             COMMON SHARES OUTSTANDING
----                                             -------------------------
2001..........................................           4,028,703
2002..........................................           5,343,534
2003..........................................           8,032,647

         (b) Fully Diluted. The Company follows CICA Handbook Section 3500, "Earnings per Share," effective January 31, 2001. The statement requires the presentation of both basic and diluted earnings (loss) per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments . For the year ended December 31, 2003, the assumed exercise of outstanding stock options and warrants and conversion of outstanding convertible notes and preferred stock would have a dilutive effect on EPS. For the year ended December 31, 2002, only the assumed conversion of outstanding preferred stock would have a dilutive effect on EPS. For the year ended December 31, 2001, the exercise or conversion of any of these instruments would have been anti-dilutive. The following table sets forth the weighted average number of common shares outstanding for the computation of dilutive EPS for each of the years presented in the consolidated financial statements.

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
NUMERATOR:
Net income (loss) as reported for basic EPS ..............    $  3,813,740    $    634,950    $   (327,258)
Adjustments to income for diluted EPS ....................         199,628              --              --
                                                              ------------    ------------    ------------
   Net income (loss) for diluted EPS .....................    $  4,013,368    $    634,950    $   (327,258)
                                                              ============    ============    ============

DENOMINATOR:
Weighted average shares for basic EPS ....................       8,032,647       5,343,534       4,028,703
Effect of dilutive securities:
   Stock options .........................................       1,011,198              --              --
   Warrants ..............................................         688,150              --              --
   Convertible notes .....................................       1,822,517              --              --
   Convertible preferred shares ..........................         156,887         625,493              --
                                                              ------------    ------------    ------------
Adjusted weighted average shares and
   assumed conversions for dilutive EPS ..................      11,711,399       5,969,027       4,028,703
                                                              ============    ============    ============

Basic EPS ................................................    $       0.47    $       0.12    $      (0.08)
                                                              ============    ============    ============
Diluted EPS ..............................................    $       0.34    $       0.11    $      (0.08)
                                                              ============    ============    ============

NOTE 13. EMPLOYEE BENEFIT PLAN

         On October 1, 2003, the Company established a salary deferral plan under section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 15% of their annual compensation though contributions to the plan, with matching contributions by the Company up to 3% of the participating employees' compensation, plus half of their plan contributions between 3% and 5% of annual compensation. The deferrals accumulate on a tax deferred basis until a participating employee withdraws the funds allowable based on a vesting schedule. December 31, 2003, the Company's matching contributions to the plan aggregated $13,232.

NOTE 14. RELATED PARTY TRANSACTIONS

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

         (b) Lease and Sale of Gas Compressors. A limited liability company owned by a director and two officers of the Company has historically leased natural gas compressors to DPI. DPI leased one or more natural gas compressors from the related party for $6,000 during 2003 and for $15,000 during both 2002 and 2001. Based on an independent appraisal, DPI acquired the previously leased equipment from the related party for $50,000 during 2003.

         (c) Drilling Programs. DPI invests in sponsored Drilling Programs on substantially the same terms as unaffiliated investors, contributing capital in proportion to its partnership interest. DPI also receives a 1% partnership interest as a fee for managing each Drilling Program. DPI generally maintains a 25.75% combined interest in each Drilling Program organized as a limited partnership and up to 66.67% in each Drilling Program organized as a joint venture. In consideration for its assignment of drilling rights to the Drilling Programs, the partnership agreements for the Drilling Programs provide for specified increases in DPI's interest after total distributions surpass contributed capital. The partnership agreements also provide for each Drilling Program to enter into turnkey drilling contracts with DPI for all wells to be drilled by that Drilling Program. The portion of profit on drilling contracts attributable to DPI's ownership interest in the Drilling Programs has been eliminated on consolidation for each of the years presented in the consolidated financial statements. The following table sets forth the total payments received under these contracts for each of those years.

YEAR                                            DRILLING CONTRACT REVENUES
----                                            --------------------------
2001.........................................          $   5,568,837
2002.........................................              6,269,598
2003.........................................             23,640,000

NOTE 15. FINANCIAL INSTRUMENTS

         (a) Credit Risk. The Company grants credit to its customers, primarily located in the northeastern and central United States, during the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

         (b) Fair Value of Financial Instruments. The carrying values of cash, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value due to their short-term maturity. Bonds and deposits, loans receivable and payable and other long term debt payable approximate fair value since they bear interest at variable rates. The following table sets forth the financial instruments with a carrying value at December 31, 2003 different from their estimated fair value, based upon discounted future cash flows using discount rates reflecting market conditions for similar instruments.

                                                          CARRYING          FAIR
            FINANCIAL INSTRUMENT:                           VALUE           VALUE
            ---------------------                           -----           -----
Non-interest bearing long term debt.................     $  414,818       $  193,000
Loans to related parties............................        658,720          615,000

NOTE 16. SEGMENT INFORMATION

         The Company has two reportable segments based on management responsibility and key business operations. The summary of significant accounting policies in Note 1 applies to both reported segments. The following table presents summarized financial information for the Company's business segments during each of the years presented in the consolidated financial statements.

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
REVENUE, NET:
Oil and gas development ..................................    $ 27,444,433    $  8,404,643    $  7,488,715
Corporate ................................................              --              --              --
                                                              ------------    ------------    ------------
   Total .................................................    $ 27,444,433    $  8,404,643    $  7,488,715
                                                              ============    ============    ============

DD&A:
Oil and gas development ..................................    $    792,980    $    589,880    $    440,456
Corporate ................................................         118,109          62,189         235,103
                                                              ------------    ------------    ------------
   Total .................................................    $    911,089    $    652,069    $    675,559
                                                              ============    ============    ============

INTEREST EXPENSE:
Oil and gas development ..................................    $    173,049    $    155,180    $    154,334
Corporate ................................................         320,392          94,088          85,000
                                                              ------------    ------------    ------------
   Total .................................................    $    493,441    $    249,268    $    239,334
                                                              ============    ============    ============

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
NET INCOME (LOSS):
Oil and gas development ..................................    $  5,092,588    $  1,585,036    $  1,343,960
Corporate ................................................      (1,278,848)       (950,086)     (1,671,218)
                                                              ------------    ------------    ------------
   Total .................................................    $  3,813,740    $    634,950    $   (327,258)
                                                              ============    ============    ============

CAPITAL EXPENDITURES:
Oil and gas development ..................................    $  8,240,812    $  1,515,692    $  1,572,448
Corporate ................................................         447,234          74,844         106,253
                                                              ------------    ------------    ------------
   Total .................................................    $  8,688,046    $  1,590,536    $  1,678,701
                                                              ============    ============    ============

                                                                   AS OF DECEMBER 31,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
IDENTIFIABLE ASSETS:
Oil and gas development...................................    $ 29,702,445    $ 18,194,537
Corporate.................................................      16,365,997       1,516,496
                                                              ------------    ------------
   Total..................................................    $ 46,068,442    $ 19,711,033
                                                              ============    ============

NOTE 17. UNITED STATES ACCOUNTING PRINCIPLES

         (a) Differences Reflected in Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada ("Canadian GAAP"), which are different in some respects than accounting principles generally accepted in the United States of America ("U.S. GAAP"). The only difference that affects the Company's consolidated financial statements for the years reported involve the accounting treatment of the Company's investment in municipal bonds described in Note 6. Under Canadian GAAP, the decline in value of the Company's long-term investment in these bonds is not being written-down to their estimated realizable value. Under U.S. GAAP, this investment would be classified as available-for-sale in accordance with SFAS No. 115, and would be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, as other comprehensive income (loss). The following table reconciles net income (loss) as reported under Canadian GAAP and comprehensive income (loss) under U.S. GAAP, reflecting the difference in accounting treatment for this investment.

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
Net income (loss) as reported ............................    $  3,813,740    $    634,950    $   (327,258)
Other comprehensive loss .................................              --         (32,377)        (49,734)
                                                              ------------    ------------    ------------
Comprehensive income (loss) ..............................    $  3,813,740    $    602,573    $   (376,992)
                                                              ============    ============    ============

         (b) Recent Accounting Pronouncements. Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

              (i) SFAS No. 143. Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires the fair value of an asset retirement obligation to be recognized in the period when it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Previous accounting standards used the units-of-production method to match estimated future retirement costs with the revenues generated from the producing asset. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis over the life of the asset, while the accretion to be recognized will escalate over the life of the asset, typically as production declines. The Company's asset retirement obligations primarily relate to the abandonment of oil and gas wells. Although there was no cumulative effect on net income in 2003, the

Company's consolidated balance sheet at December 31, 2003 reflects a transition adjustment for its adoption of SFAS No. 143 at the beginning of the year. At that time, total assets and total liabilities each increased by $92,300, based on numerous estimates and assumptions, including future retirement costs, recoverable quantities of oil and gas, inflation rates and credit-adjusted risk-free interest rates. The following table shows the changes in asset retirement obligations during the years presented.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
                                                                              (PRO FORMA)(1)
Asset retirement obligations as of January 1..............    $     58,200    $     43,200
  Liabilities incurred during the year(2).................          29,750          15,000
  Liabilities settled during the year.....................              --              --
  Accretion expense (included in DD&A)....................           4,350              --
                                                              ------------    ------------
    Asset retirement obligations as of December 31........    $     92,300    $     58,200
                                                              ============    ============

----------------------

   (1) Assumes SFAS No. 143 had been adopted on January 1, 2002, in which event income before cumulative effect of changes in accounting principles for the year would have been immaterial, and earnings per share would not have been affected.

   (2) Reflects estimated increase in estimated future retirement obligations relating to abandonment of oil and gas wells.

              (ii) SFAS No. 144. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 to address financial accounting or reporting for the impairment or disposal of long-lived assets. The statement broadens the presentation of discontinued operations for long-lived assets. The Company adopted this statement on January 1, 2002, and it did not have a material impact on the Company's consolidated financial statements.

              (iii) SFAS No. 145. SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. In addition to amending or rescinding existing pronouncements, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. The statement is effective for financial statements issued on or after May 15, 2002. The Company adopted this statement on January 1, 2003, and it did not have a material impact on the Company's consolidated financial statements.

              (iv) SFAS No. 146. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. It requires a liability for the cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

              (v) SFAS No. 148. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 to amend the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt the statement to account for its employee stock options using the fair market value method and, if so, when to begin transition to that method.

              (vi) Financial Accounting Standards Board Interpretation ("FIN") No. 45. FIN No. 45, issued in November 2002, expands previously issued accounting guidance and disclosure requirements for certain guarantees. It requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

              (vii) SFAS No. 149. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 18.  COMMITMENTS

         The Company's office space and certain field and office equipment are leased under operating leases. Lease rental expense for the years ended December 31, 2003, 2002 and 2001 was $330,758, $134,302 and $156,482, respectively. The following table lists the Company's minimum annual commitments as of December 31, 2003 under non-cancelable operating leases.

                                                                            OPERATING LEASES
                                                              --------------------------------------------
                        YEAR                                    EQUIPMENT       PREMISES          TOTAL
                        ----                                  ------------    ------------    ------------
2004 .....................................................    $     96,150    $     85,543    $    181,693
2005 .....................................................          18,150          87,686         105,836
2006 .....................................................          18,150          87,992         106,142
2007 .....................................................          18,150          87,992         106,142
2008 and thereafter ......................................          18,150          10,999          29,149
                                                              ------------    ------------    ------------

  Total ..................................................    $    168,750    $    360,212    $    528,962
                                                              ============    ============    ============

NOTE 19. SUPPLEMENTAL INFORMATION ON OIL AND GAS DEVELOPMENT AND PRODUCING ACTIVITIES

         (a) General. This Note provides information on the Company's oil and gas development and producing activities in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

         (b) Results of Operations from Oil and Gas Producing Activities. The following table shows the results of operations from the Company's oil and gas producing activities during the years presented in the consolidated financial statements. Results of operations from these activities are determined using historical revenues, production costs (including production related taxes) and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense are excluded from this determination.

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
Revenues..................................................    $  2,550,040    $  1,204,111    $    890,662
Production costs..........................................        (958,081)       (673,227)       (740,479)
Depreciation, depletion and amortization..................        (686,455)       (556,560        (284,999)
Income taxes (allocated on percentage of gross profits)...         (46,755)             --              --
                                                              ------------    ------------    ------------

Results of operations for producing activities............    $    858,749    $    (25,676)   $   (134,816)
                                                              ============    ============    ============

         (c) Capitalized Costs for Oil and Gas Producing Activities. The following table sets forth the components of capitalized costs for the Company's oil and gas producing activities, all of which are conducted within the continental United States, for the years presented in the consolidated financial statements.

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
Proved properties ........................................    $ 16,472,008    $ 10,457,680    $  9,447,455
Unproved properties ......................................         657,879         419,737         180,343
Pipeline properties ......................................       1,900,799         806,924         679,850
                                                              ------------    ------------    ------------
                                                                19,030,686      11,684,341      10,307,648
Accumulated depreciation, depletion and amortization .....      (2,660,827)     (2,004,792)     (1,473,561)
                                                              ------------    ------------    ------------

   Total .................................................    $ 16,369,859    $  9,679,549    $  8,834,087
                                                              ============    ============    ============

         (d) Costs Incurred in Oil and Gas Acquisition and Development Activities. The following table lists the costs incurred in the Company's oil and gas acquisition and development activities for the years presented in the consolidated financial statements.

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
Property acquisition costs:
   Unproved properties ...................................    $    238,142    $    239,394    $    149,593
   Proved properties .....................................       6,014,328         999,538       1,224,339
   Development costs .....................................       1,093,875         127,075         198,512
                                                              ------------    ------------    ------------

   Total .................................................    $  7,346,345    $  1,366,007    $  1,572,444
                                                              ============    ============    ============

NOTE 20. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

         (a) General. The Company's estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by Wright & Company, Inc., independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices at the end of each of the years presented in the consolidated financial statements. These prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserve estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.

         (b) Estimated Oil and Gas Reserve Quantities. The Company's ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below for each of the years presented in the consolidated financial statements.

                                                                           CRUDE OIL, CONDENSATE
                                                   NATURAL GAS            AND NATURAL GAS LIQUIDS
                                                     (Mmcf)                       (Mbbls)
                                          -----------------------------   -----------------------
                                           2003       2002        2001    2003      2002     2001
                                          ------   -----------   ------   ----      ----     ----
Proved developed
  and undeveloped reserves:
   Beginning of year..................    20,820     10,086      13,972    116       133       94
   Purchase of reserves in place......        55         47          --     --         4       --
   Extensions, discoveries, current
     current and other additions......    16,882      8,333       1,759     --        --       --
   Transfers/sales of reserves in place     (699)      (819)       (991)    --        --       --
   Revision to previous estimates.....    (5,844)     3,422      (4,435)    (9)       (9)      55
   Production.........................      (414)      (249)       (219)   (12)      (12)     (16)
                                          ------     ------      ------    ---      ----     ----

   End of year........................    30,800     20,820      10,086     95       116      133
                                          ======     ======      ======    ---      ====     ====

Proved developed reserves
   at end of year.....................    12,345      4,614       5,881     85       106      123
                                          ======     ======      ======    ---      ====     ====

         (c) Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows from the Company's estimated proved oil and gas reserves is provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry and may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves due to various uncertainties inherent in making these estimates. Those factors include changes in oil and gas prices from year-end prices used in the estimates, unanticipated changes in future production and development costs and other uncertainties in estimating quantities and present values of oil and gas reserves.

         The following table presents the standardized measure of discounted future net cash flows from the Company's ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of December 31, 2003, 2002 and 2001 are calculated using weighted average prices in effect as of those dates. Those prices were $5.34, $4.83 and $2.38, respectively, per Mcf of natural gas and $31.56, $28.15 and $16.29, respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
Future cash inflows ......................................    $    167,498    $    103,904    $     26,148
   Future production and development costs ...............         (48,808)        (30,954)        (10,521)
Future income tax expenses ...............................         (31,812)        (18,783)         (2,322)
                                                              ------------    ------------    ------------

Undiscounted future net cash flows .......................          86,878          54,167          13,305
10% annual discount for estimating timing of cash flows...         (53,281)        (33,215)         (8,254)
                                                              ------------    ------------    ------------

Standardized measure of discounted future net cash flows..    $     33,597    $     20,952    $      5,051
                                                              ============    ============    ============

         (d) Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of the Company's proved oil and gas reserves after income taxes for each of the years presented in the consolidated financial statements. Sales of oil and gas, net of production costs, are based on historical pre-tax results. Extensions and discoveries, purchases of reserves in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented after tax.

                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                   2003             2002             2001
                                                                               ------------     ------------     ------------
Balance, beginning of year ................................................    $     20,952     $      5,051     $     15,782
Increase (decrease) due to current year operations:
   Sales and transfers of oil and gas, net of related costs ...............            (117)            (712)            (392)
   Extensions, discoveries and improved recovery, less related costs ......          25,817           10,347              568
   Purchase of reserves in place ..........................................             294              174               --
Increase (decrease) due to changes in standardized variables:
   Net changes in prices and production costs .............................           5,049            9,098           (7,103)
   Revisions of previous quantity estimates ...............................         (14,946)           3,110           (2,281)
   Accretion of discount ..................................................           2,095              505            1,578
   Net change in future income taxes ......................................          (5,036)          (6,384)          (3,781)
   Production rates (timing) and other ....................................            (511)            (237)             680
                                                                               ------------     ------------     ------------
     Net increase (decrease) ..............................................          12,645           15,901          (10,731)
                                                                               ------------     ------------     ------------

Balance, end of year ......................................................    $     33,597     $     20,952     $      5,051
                                                                               ============     ============     ============

NOTE 21. SUBSEQUENT EVENTS

         (a) Subscriptions Receivable. At December 31, 2003, the Company had subscriptions receivable of $2,335,009 from institutional investors under a Securities Purchase Agreement entered at year end for a private placement of 1,303,335 common shares at $4.50 per share. All of the outstanding subscriptions were received in the first week of January 2004.

         (b) Satisfaction of Initial Leatherwood Commitment. Based on 25 wells drilled or scheduled for spudding on the Leatherwood Prospect by March 30, 2004, DPI satisfied its initial drilling commitment for the acquired acreage through an 66.67% owned joint venture Drilling Program formed during 2003 for that purpose. See Note 2 - Acquisitions.

                                      * * *