Form 10QSB
period 2004-03-31
DAUGHERTY RESOURCES INC
filed 2004-05-17
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                      FOR THE QUARTER ENDED MARCH 31, 2004

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

        TITLE OF CLASS                          OUTSTANDING AT MAY 5, 2004
         COMMON STOCK                                   14,236,830

Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                            DAUGHERTY RESOURCES, INC.

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

Review Engagement Report....................................................................................   2

Condensed Consolidated Balance Sheets - March  31, 2004 (unaudited) and December 31, 2003...................   3

Condensed Consolidated Statement of Operations and Deficit - Three months ended
   March 31, 2004 and 2003 (unaudited)......................................................................   4

Condensed Consolidated Statement of Cash Flows - Three months ended
   March 31, 2004 and 2003 (unaudited)......................................................................   5

Notes to Condensed Consolidated Financial Statements........................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  15

ITEM 3.  CONTROLS AND PROCEDURES............................................................................  22

PART II.  OTHER INFORMATION.................................................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIEW ENGAGEMENT REPORT

To the Directors of
DAUGHERTY RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of DAUGHERTY RESOURCES, INC. as at March 31, 2004 and the condensed consolidated statements of operations and deficit and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements in Canada and the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and, consequently, we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in Canada and the United States of America, the consolidated balance sheet as at December 31, 2003 and the related consolidated statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 16, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

              /S/ KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
May 12, 2004

                            DAUGHERTY RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (U.S. FUNDS)

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          2004                  2003
                                                                                      -------------        --------------
                                                                                       (UNAUDITED)
ASSETS
   Current assets:
     Cash.......................................................................      $  15,388,208        $   22,594,993
     Subscriptions receivable...................................................                 --             2,335,009
     Accounts receivable........................................................            759,048               503,177
     Prepaid expenses and other current assets..................................            812,702               773,415
     Loans to related parties (Note 4)..........................................            140,780               140,780
                                                                                      -------------        --------------
       Total current assets.....................................................         17,100,738            26,347,374

   Bonds and deposits...........................................................             99,000                99,000
   Oil and gas properties (Note 2)..............................................         22,460,993            16,369,859
   Property and equipment (Note 3)..............................................          2,103,234             2,054,088
   Loans to related parties (Note 4)............................................            482,741               517,940
   Investments (Note 5).........................................................            119,081               119,081
   Deferred financing costs (Note 6)............................................            106,713               247,923
   Goodwill (Note 7)............................................................            313,177               313,177
                                                                                      -------------        --------------

         Total assets...........................................................      $  42,785,677        $   46,068,442
                                                                                      =============        ==============
LIABILITIES
   Current liabilities:
     Accounts payable...........................................................          2,257,275             1,445,603
     Accrued liabilities........................................................          3,676,596             2,865,045
     Income taxes payable.......................................................            184,866               144,450
     Customers' drilling deposits...............................................          2,987,600            10,162,600
     Long term debt, current portion (Note 8)...................................            401,932               397,722
                                                                                      -------------        --------------
       Total current liabilities................................................          9,508,269            15,015,420

   Future income taxes..........................................................            700,369               257,647
   Long term debt (Note 8)......................................................          3,162,788             4,739,387
                                                                                      -------------        --------------
         Total liabilities......................................................         13,371,426            20,012,454
                                                                                      -------------        --------------
SHAREHOLDERS' EQUITY
   Capital stock (Note 9)
     Authorized:
       5,000,000  Preferred shares, non-cumulative, convertible
     100,000,000  Common shares
     Issued:
      12,736,905  Common shares (December 31, 2003 - 10,676,030)................         44,142,617            36,244,623
          21,100  Common shares held in treasury, at cost.......................            (23,630)              (23,630)
                  Paid-in capital - options and warrants........................          1,150,145             1,140,321
     To be issued:
         140,744  Common shares (December 31, 2003 - 1,403,335).................            601,162             5,917,958
                                                                                      -------------        --------------
                                                                                         45,870,294            43,279,272
   Deficit......................................................................        (16,456,043)          (17,223,284)
                                                                                      -------------        --------------

         Total shareholders' equity.............................................         29,414,251            26,055,988
                                                                                      -------------        --------------

           Total liabilities and shareholders' equity...........................      $  42,785,677        $   46,068,442
                                                                                      =============        ==============

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          -------------------------------
                                                                                              2004              2003
                                                                                          -------------    --------------
REVENUE
   Contract drilling................................................................      $  14,326,125    $    8,033,000
   Oil and gas production...........................................................            791,289           529,004
   Gas transmission and compression.................................................            448,468           268,850
                                                                                          -------------    --------------
     Total revenue..................................................................         15,565,882         8,830,854
                                                                                          -------------    --------------
DIRECT EXPENSES
   Contract drilling................................................................         10,104,648         3,395,165
   Oil and gas production...........................................................            277,708           316,014
   Gas transmission and compression.................................................            399,866           108,189
                                                                                          -------------    --------------
     Total direct expenses..........................................................         10,782,222         3,819,368
                                                                                          -------------    --------------

GROSS PROFIT........................................................................          4,783,660         5,011,486
                                                                                          -------------    --------------
OTHER INCOME (EXPENSES)
   Selling, general and administrative..............................................         (3,185,518)       (2,692,215)
   Compensation from options and warrants...........................................            (30,074)         (153,600)
   Depreciation, depletion and amortization.........................................           (253,129)         (179,080)
   Interest expense.................................................................            (89,168)          (82,453)
   Interest income..................................................................             86,862            28,828
   Other, net.......................................................................              7,746            (3,754)
                                                                                          -------------    --------------
     Total other income (expenses)..................................................         (3,463,281)       (3,082,274)
                                                                                          -------------    --------------

INCOME BEFORE INCOME TAXES..........................................................          1,320,379         1,929,212
                                                                                          -------------    --------------
INCOME TAX EXPENSE
   Current..........................................................................            110,416           256,235
   Future...........................................................................            442,722           475,865
   Benefit realized on loss carried forward.........................................                 --          (732,100)
                                                                                          -------------    --------------
                                                                                                553,138                --
                                                                                          -------------    --------------
NET INCOME..........................................................................            767,241         1,929,212


DEFICIT, beginning of period........................................................        (17,223,284)      (20,883,424)
                                                                                          -------------    --------------

DEFICIT, end of period..............................................................      $ (16,456,043)   $  (18,954,212)
                                                                                          =============    ==============
NET INCOME PER SHARE
   Basic............................................................................      $        0.06    $         0.33
                                                                                          =============    ==============
   Diluted..........................................................................      $        0.05    $         0.24
                                                                                          =============    ==============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic............................................................................         12,052,183         5,862,502
                                                                                          =============    ==============
   Diluted..........................................................................         15,633,855         8,295,832
                                                                                          =============    ==============

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        -------------------------------
                                                                                            2004              2003
                                                                                        -------------    --------------
OPERATING ACTIVITIES
   Net income.......................................................................    $     767,241    $    1,929,212
   Adjustments to reconcile net income to
       net cash used in operating activities:
     Incentive bonus paid in common shares..........................................               --           236,130
     Compensation from options and warrants.........................................           30,074           153,600
     Depreciation, depletion and amortization.......................................          253,129           179,080
     Notes issued in kind for interest on long term debt............................           37,202                --
     Loss (gain) on sale of assets..................................................           (4,600)            3,795
     Future income taxes............................................................          442,722                --
     Changes in assets and liabilities:
       Subscriptions receivable.....................................................        2,335,009                --
       Accounts receivable..........................................................         (255,871)           18,948
       Prepaid expenses and other current assets....................................          (39,287)          237,126
       Accounts payable.............................................................          811,672           287,497
       Accrued liabilities..........................................................          811,551         1,190,019
       Income taxes payable.........................................................           40,416                --
       Customers' drilling deposits.................................................       (7,175,000)       (5,905,000)
                                                                                        -------------    --------------
     Net cash used in operating activities..........................................       (1,945,742)       (1,669,593)
                                                                                        -------------    --------------
INVESTING ACTIVITIES
   Proceeds from sale of assets.....................................................            4,600             3,245
   Purchase of property and equipment...............................................         (115,146)         (375,806)
   Additions to oil and gas properties, net.........................................       (6,266,134)       (1,556,934)
                                                                                        -------------    --------------
     Net cash used in investing activities..........................................       (6,376,680)       (1,929,495)
                                                                                        -------------    --------------
FINANCING ACTIVITIES
   Decrease in loans to related parties.............................................           35,199            21,865
   Proceeds from issuance of common shares..........................................        1,103,308           149,188
   Proceeds from issuance of long term debt.........................................               --         1,065,500
   Payments of long term debt.......................................................          (22,870)          (53,347)
                                                                                        -------------    --------------
     Net cash provided by financing activities......................................        1,115,637         1,183,206
                                                                                        -------------    --------------

Change in cash......................................................................       (7,206,785)       (2,415,882)
Cash, beginning of period...........................................................       22,594,993         7,031,307
                                                                                        -------------    --------------
Cash, end of period.................................................................    $  15,388,208    $    4,615,425
                                                                                        =============    ==============
SUPPLEMENTAL DISCLOSURE
Interest paid.......................................................................    $      43,314    $      104,578
Income taxes paid...................................................................           70,000                --
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
Common shares issued in settlement of accounts payable..............................               --           114,126
Common shares issued upon conversion of notes.......................................        1,457,640                --

See Notes to Condensed Consolidated Financial Statements.

                            DAUGHERTY RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) General. The accompanying unaudited condensed consolidated financial statements of Daugherty Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles in Canada and the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's condensed consolidated financial position at March 31, 2004 and its condensed consolidated results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

      (b) Basis of Consolidation. The Company's condensed consolidated financial statements include the accounts of Daugherty Petroleum, Inc. ("DPI"), a Kentucky corporation wholly owned by the Company, and the accounts of Sentra Corporation ("Sentra"), a Kentucky corporation wholly owned by DPI. DPI conducts all of the Company's oil and gas drilling and production operations, and Sentra owns and operates natural gas distribution facilities in Kentucky. The condensed consolidated financial statements also reflect DPI's interests in a total of 24 drilling programs that it has sponsored and managed since 1996 to conduct drilling operations on its prospects (the "Drilling Programs"). DPI maintains combined interests as both general partner and an investor in the Drilling Programs ranging between 25.75% and 66.67%. The Company accounts for those interests using the proportionate consolidation method, combining DPI's share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the interim periods presented in the condensed consolidated financial statements have been eliminated on consolidation.

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

      (d) Change in Accounting Policy. Effective January 1, 2004, the Company adopted the fair value provisions of Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3870, "Stock-Based Compensation and Other Stock-Based Payments" and related interpretations for the recognition and measurement of compensation costs associated with employee stock options. See
Note 9 - Capital Stock.

      (e) Reclassification. Certain amounts reported in the condensed consolidated financial statements for interim period in 2003 have been reclassified to conform with the presentation in the current period.

NOTE 2. OIL AND GAS PROPERTIES

      Capitalized costs and accumulated depreciation, depletion and amortization ("DD&A") relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.


                                                                 MARCH 31, 2004                       DECEMBER 31,
                                               -------------------------------------------------          2003
                                                                   ACCUMULATED                       --------------
                                                    COST              DD&A              NET                NET
                                               --------------    --------------    -------------     --------------
Proved oil and gas properties...............   $   22,040,595    $  (2,575,438)    $  19,465,157     $   14,053,881
Unproved oil and gas properties.............          777,879               --           777,879            657,879
Wells and related equipment.................        2,478,346         (260,389)        2,217,957          1,658,099
                                               --------------    -------------     -------------     --------------
Total oil and gas properties................   $   25,296,820    $  (2,835,827)    $  22,460,993     $   16,369,859
                                               ==============    =============     =============     ==============

NOTE 3. PROPERTY AND EQUIPMENT

      The following table presents the capitalized costs and accumulated depreciation for the Company's property and equipment as of March 31, 2004.

                                                                  MARCH 31, 2004                      DECEMBER 31,
                                                 -----------------------------------------------          2003
                                                                    ACCUMULATED                       ------------
                                                     COST          DEPRECIATION          NET               NET
                                                 -----------       ------------      -----------      ------------
Land.........................................    $    12,908       $        --       $    12,908       $    12,908
Building improvements........................         20,609            (3,567)           17,042            17,547
Machinery and equipment......................      1,132,129          (247,264)          884,865           857,726
Office furniture and fixtures................         43,289           (18,131)           25,158            26,220
Computer and office equipment................        329,090           (92,172)          236,918           206,748
Vehicles and aircraft........................      1,165,950          (239,607)          926,343           932,939
                                                 -----------       -----------       -----------       -----------
Total property and equipment.................    $ 2,703,975       $  (600,741)      $ 2,103,234       $ 2,054,088
                                                 ===========       ===========       ===========       ===========

NOTE 4. LOANS TO RELATED PARTIES

      Loans to related parties represent loans receivable from certain shareholders and officers of the Company, payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $452,092 at March 31, 2004 and $487,291 at December 31, 2003. These loans bear interest at 6% per annum and are collateralized by ownership interests in Drilling Programs. The loans receivable from officers totaled $171,429 at March 31, 2004 and December 31, 2003. These loans are non-interest bearing and unsecured.

NOTE 5. INVESTMENTS

      The Company has investments of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority. The bonds bear interest at rates ranging from 7% to 8.25% per annum, with maturity dates of July 1, 2004 and July 1, 2010. Although the bonds have a face value of $154,040, they are carried at cost on the Company's consolidated financial statements in accordance with accounting principles generally accepted in Canada. Under accounting principles generally accepted in the United States, the investments are reportable at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of March 31, 2004 and December 31, 2003, the estimated market value of the bonds was $36,970. See Note 14 - United States Accounting Principles.

NOTE 6. DEFERRED FINANCING COSTS

      The Company incurred financing costs of $601,886 during 2003 in connection with the issuance of $5,000,000 principal amount of its 7% convertible notes due September 5, 2008. These costs were initially capitalized and were expected to be amortized ratably over the life of the notes. During the fourth quarter of 2003, $2,800,000 principal amount of the notes were converted into common shares and added to equity, net of $318,087, representing a proportionate amount of the original financing costs. Additional notes in the principal amount of $1,301,721 were converted into common shares in the first quarter of 2004 and added to equity, net of proportionate financing costs of $129,081. Accumulated amortization for the remaining financing costs aggregated $48,005 at March 31, 2004. See Note 9 - Capital Stock.

NOTE 7. GOODWILL

      In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of Statement of Financial

Accounting Standards ("SFAS") No. 142 for accounting standards generally accepted in the United States of America. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. Based on analyses of its recorded goodwill performed in October 2002 and 2003, the Company determined that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of March 31, 2004 and December 31, 2003.

NOTE 8. LONG TERM DEBT

      (a) Credit Facility. The Company maintains a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At March 31, 2004, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at March 31, 2004. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at March 31, 2004 and December 31, 2003.

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

                                                                                                  SHARES
                                        PRINCIPAL AMOUNT OUTSTANDING AT                         ISSUABLE AT
                                     ----------------------------------                        MARCH 31, 2004
                                        MARCH 31,          DECEMBER 31,       CONVERSION           UPON
     TITLE OF NOTES                       2004                 2003              PRICE          CONVERSION
---------------------------------    -------------         ------------       ----------       --------------
10% Convertible Notes
   due May 1, 2007...............          605,500              740,500          1.50              403,666
8% Convertible Notes
   due April 10, 2008............          770,625              770,625          1.90              405,592
8% Convertible Notes
   due May 1, 2008...............          350,000              500,000          2.25              155,555
7% Convertible Notes
   due September 5, 2008.........        1,040,369            2,304,888          4.50              231,193
                                     -------------         ------------                          ---------
   Total.........................    $   2,766,494         $  4,316,013                          1,196,006
                                     =============         ============                          =========

      The Company's 7% Convertible Notes due September 5, 2008 listed above were originally issued during September 2003 in the aggregate principal amount of $5,000,000 (the "Institutional Notes"). Interest on the Institutional Notes is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. PIK Notes aggregating $142,090 were issued as of March 31, 2004.

      (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $408,818 at March 31, 2004 and $414,818 at December 31, 2003.

      (d) Miscellaneous Debt. The following table summarizes the Company's other outstanding debt obligations at March 31, 2004 and December 31, 2003.

                                                                                 PRINCIPAL AMOUNT OUTSTANDING AT
                                                                                 -------------------------------
                                                                                 MARCH 31,          DECEMBER 31,
                        TERMS OF DEBT                                              2004                 2003
----------------------------------------------------------------------------     ---------          ------------
Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 8.68% to 9.5% per annum,
   collateralized by the acquired equipment and vehicles...................      $  15,893           $  23,451
Loan payable to unaffiliated company, bearing interest
   at 10% per annum payable quarterly, collateralized
   by assets of subsidiary guarantor.......................................         64,779              64,779
Note payable to unaffiliated individual, payable in
   60 installments of $1,370, together with interest at 8%
   per annum, through 2005.................................................         16,653              20,397
Loans payable to various banks, payable monthly in
   various amounts, together with interest at rates ranging
   from 4% to 9.75% per annum, through 2005,
   collateralized by receivables and various vehicles......................         40,037              45,605
                                                                                 ---------           ---------
Total......................................................................      $ 137,362           $ 154,232
                                                                                 =========           =========

      (e) Total Long Term Debt. The following table sets forth the Company's total long term debt and current portion at March 31, 2004 and December 31, 2003.

                                                                                 PRINCIPAL AMOUNT OUTSTANDING AT
                                                                                 -------------------------------
                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2004               2003
                                                                                 -------------      -------------
Total long term debt (including current portion).........................        $   3,564,720      $   5,137,109
Less current portion.....................................................              401,932            397,722
                                                                                 -------------      -------------
Total long term debt.....................................................        $   3,162,788      $   4,739,387
                                                                                 =============      =============

NOTE 9. CAPITAL STOCK

      (a) Preferred and Common Shares. The Company has 5,000,000 authorized shares of preferred stock, none of which were outstanding at March 31, 2004 or December 31, 2003. The following table reflects transactions involving the Company's common stock during the reported periods.

                                                                                NUMBER OF
                       COMMON SHARES ISSUED                                      SHARES                    AMOUNT
-------------------------------------------------------------------------      ----------               -------------
Balance, December 31, 2002...............................................       5,505,670               $  24,589,797
   Issued for cash.......................................................         950,000                   2,460,450
   Issued to employees as incentive bonus................................         360,500                     364,680
   Issued upon exercise of stock options and warrants....................       1,018,131                   1,904,164
   Issued upon conversion of preferred shares............................         625,448                   1,784,493
   Issued upon conversion of convertible notes...........................       2,069,393                   4,976,913
   Issued for settlement of accounts payable.............................         146,888                     164,126
                                                                               ----------               -------------
Balance, December 31, 2003...............................................      10,676,030                  36,244,623
   Issued for cash.......................................................       1,303,335                   5,417,958
   Issued upon exercise of stock options and warrants....................         311,604                   1,022,396
   Issued upon conversion of convertible notes...........................         445,936                   1,457,640
                                                                               ----------               -------------
Balance, March 31, 2004..................................................      12,736,905               $  44,142,617
                                                                               ==========               =============
COMMON SHARES TO BE ISSUED
Contract settlement......................................................         100,000               $     500,000
Exercised options and warrants...........................................          40,744                     101,162
                                                                               ----------               -------------
Balance at March 31, 2004................................................         140,744               $     601,162
                                                                               ==========               =============
PAID IN CAPITAL - OPTIONS AND WARRANTS
Balance, December 31, 2002...............................................                               $     763,635
   Issued................................................................                                     376,686
                                                                                                        -------------
Balance, December 31, 2003...............................................                                   1,140,321
   Issued................................................................                                      30,074
   Exercised.............................................................                                     (20,250)
                                                                                                        -------------
Balance, March 31, 2004..................................................                               $   1,150,145
                                                                                                        =============

      During 2003, the Company completed two institutional private placements of its common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in June 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in all of the 1,303,335 common shares subscribed in the financing being classified as capital stock to be issued at December 31, 2003. All were issued in the first week of January 2004 upon receipt of the subscription proceeds.

      (b) Stock Options. The Company maintains two stock option plans for the benefit of its directors, officers, employees and, in the case of the second plan, its consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant.

      During 2003, the Company adopted a new incentive stock award and stock option plan, subject to approval of its shareholders. If approved, the plan will provide for the grant of stock awards and stock option grants for an aggregate of up to 4,000,000 common shares to its officers, directors and consultants, as determined by the compensation committee of its board of directors.

      The exercise prices of options outstanding at March 31, 2004 range from $1.00 to $5.00 per share, and their weighted average remaining contractual life is 3.82 years. The following table reflects transactions involving the Company's stock options during 2003 and the first quarter of 2004.

                                                                                                     WEIGHTED AVERAGE
              STOCK OPTIONS                           ISSUED                  EXERCISABLE             EXERCISE PRICE
-----------------------------------------------     ---------                 -----------            ----------------
Balance, December 31, 2002.....................     1,585,210                  1,585,210                    1.30
                                                                               ---------
   Issued(1)...................................       400,000                                               1.02
   Exercised...................................      (820,879)                                              1.17
   Expired.....................................       (45,000)                                              5.00
                                                    ---------                                            -------
Balance, December 31, 2003.....................     1,119,331                  1,119,331                    1.10
                                                                               ---------
   Issued(2)...................................     1,385,000                                               4.03
   Exercised...................................       (50,743)                                              1.00
                                                    ---------                                            -------
Balance, March 31, 2004........................     2,453,588                  1,068,588                 $  2.75
                                                    =========                  =========                 =======

------------------

      (1) Granted to employees under stock option plans, exercisable through January 2, 2008 at an exercise price of $1.02 per share.

      (2) Granted to employees and directors under stock option plans, exercisable at $4.03 per share and vesting in increments under specified conditions.

      In accounting for stock options, the Company follows the retroactive method under CICA Handbook Section 3870. See Note 1 - Summary of Significant Accounting Policies. For fiscal years beginning before December 15, 2003, the statement permits compensation costs for stock options to be measured by the intrinsic value method of accounting similar to the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share as if the fair value accounting method had been applied. For fiscal years beginning after December 15, 2003, the statement requires the fair value method of accounting for stock options consistent with the recognition and measurement provisions of SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation," with retroactive restatement of prior periods to reflect fair value accounting. For the three months ended March 31, 2004, this resulted in the recognition of $30,074 for compensation cost of options and warrants.

      Under the fair value method, employee stock options are valued at grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. For the three months ended March 31, 2004 and 2003, the fair value estimates for each option grant assumed a risk free interest rate of 4.5%, a dividend yield of 0%, a theoretical volatility of
0.30 and an expected life ranging from one to five years based on the option's vesting provisions. Adoption of fair value accounting for stock options to replace the intrinsic value method previously followed by the Company resulted in the restatement of net income and income per share for the three months ended March 31, 2003 as reflected in the table below, with related adjustments to the deficit as previously reported since 1995.

                                                       INTRINSIC           FAIR
                                                         VALUE             VALUE
                                                        METHOD            METHOD
                                                      -----------       ----------
                                                      (PREVIOUSLY       (RESTATED)
                                                       REPORTED)
THREE MONTHS ENDED MARCH 31, 2003
Net income.........................................  $   2,082,812    $   1,929,212
Net earnings per share
  Basic............................................           0.36             0.33
  Fully diluted....................................           0.25             0.24
Weighted average fair value of options granted.....             --               --

AS OF DECEMBER 31, 2003
Deficit............................................     16,306,049       17,223,284

      (c) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at March 31, 2004 range from $1.03 to $5.65 per share, and their weighted average remaining contractual life is 1.40 years. The following table reflects transactions involving the Company's common stock purchase warrants during 2003 and the quarter of 2004.

                                                                                                 WEIGHTED AVERAGE
       COMMON STOCK PURCHASE WARRANTS                 ISSUED              EXERCISABLE             EXERCISE PRICE
-----------------------------------------------      ---------            -----------            ----------------
Balance, December 31, 2002.....................      2,559,901             2,559,901                    2.76
                                                                           ---------
   Issued in financing transactions(1).........        916,453                                          5.12
   Issued for consulting services(2)...........        175,000                                          1.55
   Exercised...................................       (317,831)                                         2.40
                                                     ---------                                      --------
Balance, December 31, 2003.....................      3,333,523             3,333,523                    3.43
                                                                           ---------
   Exercised...................................       (260,861)                                         3.65
                                                     ---------                                      --------
Balance, March 31, 2004........................      3,072,662             3,072,662                $   3.38
                                                     =========             =========                ========

------------------
      (1)   Expiring from June 13, 2006 through December 31, 2008

      (2)   Expiring from April 3, 2004 through April 2, 2008.

NOTE 10. INCOME PER SHARE

      (a) Basic. Income per share is calculated using the weighted average number of shares outstanding during the period. The following table sets forth the weighted average of common shares outstanding for the reported periods.

                                                              WEIGHTED AVERAGE
            REPORTING PERIOD                              COMMON SHARES OUTSTANDING
----------------------------------                        -------------------------
Three months ended March 31, 2004                                12,052,183
Three months ended March 31, 2003                                 5,862,502

      (b) Fully Diluted. The Company follows CICA Handbook Section 3500, "Earnings per Share." The statement requires the presentation of both basic and diluted earnings per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three months ended March 31, 2004, the assumed exercise of outstanding stock options and warrants and conversion of outstanding convertible notes would have a dilutive effect on EPS because their exercise or conversion prices were below the average market price of the common stock during the period. For the three months ended March 31, 2003, the assumed conversion of preferred stock would also have a dilutive effect on EPS. The following table sets forth the computation of basic and dilutive EPS for the three months ended March 31, 2004 and 2003.

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         -------------------------------
                                                                                             2004              2003
                                                                                         -------------    --------------
NUMERATOR:
Net income as reported for basic EPS................................................     $     767,241    $    1,929,212
Adjustments to income for diluted EPS...............................................            48,039            31,868
                                                                                         -------------    --------------
   Net income for diluted EPS.......................................................     $     815,280    $    1,961,080
                                                                                         =============    ==============
DENOMINATOR:
Weighted average shares for basic earnings per share................................        12,052,183         5,862,502
Effect of dilutive securities:
   Stock options....................................................................         1,082,535           602,063
   Warrants.........................................................................         1,019,569            37,200
   Conversion of debt instruments...................................................         1,479,568         1,540,551
   Conversion of preferred shares...................................................                --           253,516
                                                                                         -------------    --------------
Adjusted weighted average shares and assumed conversions for EPS....................        15,633,855         8,295,832
                                                                                         =============    ==============

Basic EPS...........................................................................     $        0.06    $         0.33
                                                                                         =============    ==============
Diluted EPS.........................................................................     $        0.05    $         0.24
                                                                                         =============    ==============

NOTE 11. EMPLOYEE BENEFIT PLAN

      On October 1, 2003, the Company established a salary deferral plan under section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 15% of their annual compensation through contributions to the plan, with matching contributions by the Company up to 3% of the participating employees' compensation, plus half of their plan contributions between 3% and 5% of annual compensation. The deferrals accumulate on a tax deferred basis until a participating employee withdraws the funds allowable based on a vesting schedule. The Company's matching contributions to the plan aggregated $17,310 for the quarter ended March 31, 2004.

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

      (b) Drilling Programs. DPI invests in sponsored Drilling Programs on substantially the same terms as unaffiliated investors, contributing capital in proportion to its partnership interest. DPI also maintains a 1% interest as general partner in each Drilling Program, resulting in a combined interest of at least 25.75% in each Drilling Program organized as a limited partnership and up to 66.67% in each Drilling Program organized as a joint venture. The agreements for both the limited partnership and joint venture Drilling Programs generally provide for specified increases in DPI's program interests, up to 15% of the total program interests, after program distributions reach "payout," which ranges from 100% to 110% of partners' investment. The partnership agreements also provide for each Drilling Program to enter into turkey drilling contracts with DPI for all wells to be drilled by that Drilling Program. The portion of profit on drilling contracts attributable to DPI's ownership interest in the Drilling Programs has been eliminated on consolidation for the interim periods presented in the Company's condensed consolidated financial statements. The following table sets forth the total revenues recognized from the performance of turnkey drilling contracts with sponsored Drilling Programs for the reported periods.

         REPORTING PERIOD                                 DRILLING CONTRACT REVENUE
-----------------------------------------                 -------------------------
Three months ended March 31, 2004........                      $  14,326,125
Three months ended March 31, 2003........                          8,033,000

NOTE 13. SEGMENT INFORMATION

      The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company's business segments.

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         -------------------------------
                                                                                             2004              2003
                                                                                         -------------    --------------
REVENUE:
Oil and gas development.............................................................     $  15,565,882    $    8,830,854
Corporate...........................................................................                --                --
                                                                                         -------------    --------------
   Total............................................................................        15,565,882         8,830,854
                                                                                         -------------    --------------
DD&A:
Oil and gas development.............................................................           219,000           161,467
Corporate...........................................................................            34,129            17,613
                                                                                         -------------    --------------
   Total............................................................................           253,129           179,080
                                                                                         -------------    --------------
INTEREST EXPENSE:
Oil and gas development.............................................................            13,291            37,858
Corporate...........................................................................            75,877            44,595
                                                                                         -------------    --------------
   Total............................................................................            89,168            82,453
                                                                                         -------------    --------------
NET INCOME (LOSS):
Oil and gas development.............................................................           992,195         2,595,392
Corporate...........................................................................          (224,954)         (666,180)
                                                                                         -------------    --------------
   Total............................................................................           767,241         1,929,212
                                                                                         -------------    --------------
CAPITAL EXPENDITURES:
Oil and gas development.............................................................         6,342,898         1,807,473
Corporate...........................................................................            38,382           125,267
                                                                                         -------------    --------------
   Total............................................................................     $   6,381,280    $    1,932,740
                                                                                         =============    ==============

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             2004              2003
                                                                                         -------------    --------------
IDENTIFIABLE ASSETS:
Oil and gas development.............................................................     $  26,033,000    $   29,702,445
Corporate...........................................................................        16,752,677        16,365,997
                                                                                         -------------    --------------
   Total............................................................................     $  42,785,677    $   46,068,442
                                                                                         =============    ==============

NOTE 14. UNITED STATES ACCOUNTING PRINCIPLES

      (a) Differences Reflected in Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada ("Canadian GAAP"), which are different in some respects than accounting principles generally accepted in the United States of America ("U.S. GAAP"). The only differences that affect the Company's consolidated financial statements for the reported periods involve the adoption of fair value accounting for stock options described in Note 9, which would not be required until 2005 under U.S. GAAP, and the accounting treatment of the Company's investment in municipal bonds described in Note 5. Under Canadian GAAP, the decline in value of the Company's long-term investment in these bonds is not being written-down to their estimated realizable value. Under U.S. GAAP, this investment would be classified as available-for-sale in accordance with SFAS No. 115, and would be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, as other comprehensive income. For the three months ended March 31, 2004 and 2003, there were no changes in bond values. Therefore, other comprehensive income under U.S. GAAP was the same as net income under Canadian GAAP for the periods presented.

      (b) Recent Accounting Pronouncements. Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

            (i) SFAS No. 148. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 to amend the transition and disclosure provisions of SFAS No. 123. Effective January 1, 2004, the Company adopted the statement to account for its employee stock options under the fair market value method. See Note 9 - Capital Stock.

            (ii) Financial Accounting Standards Board Interpretation ("FIN") No.
45. FIN No. 45, issued in November 2002, expands previously issued accounting guidance and disclosure requirements for certain guarantees. It requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material impact on the Company's condensed consolidated financial statements.

            (iii) SFAS No. 149. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and is not expected to have a material impact on the Company's condensed consolidated financial statements.

            (iv) SFAS No. 150. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003. The statement is not expected to have a material impact on the Company's condensed consolidated financial statements.

NOTE 15. SUBSEQUENT EVENT

      In April 2004, the Company completed an institutional private placement of its common stock, issuing 975,000 shares at $5.98 per share for $5,832,450.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Daugherty Resources, Inc. (the "Company") is an independent energy and natural resources company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. Through our wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interests in sponsored drilling partnerships (the "Drilling Programs"), we actively acquire and develop natural gas interests in our core operating areas. DPI also constructs and maintains gas gathering systems for our wells, owns and operates natural gas distribution facilities in Kentucky through its wholly owned subsidiary, Sentra Corporation ("Sentra"), and owns inactive gold and silver prospects in Alaska. Our principal and administrative offices are located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509, near our core operating areas. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "NGAS," and we maintain a website with information about us at www.ngas.com.

      We commenced oil and gas operations in 1993 with the acquisition of DPI and have sponsored 24 separate Drilling Programs through the date of this report. We plan to seek shareholder approval at our 2004 annual meeting for a change in our corporate name to "NGAS Resources, Inc." The new name is intended to reflect our focus on natural gas development and production. Since we are commonly associated with the NGAS acronym from its use as the Nasdaq trading symbol for our common stock and the Internet address of our website, we expect to adopt the name change throughout our organization, with a view to building a consistent and recognizable corporate identity. Unless otherwise indicated, references in this report to "we," "our" or "us" include the Company as well as DPI and its interests in the Drilling Programs and Sentra.

STRATEGY

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

      - Acceleration of Drilling Operations. Historically, we have relied almost exclusively on development drilling for production and reserve growth, concentrating on geographic areas of the Appalachian Basin where we have established expertise and little competition from major independent energy companies. To help finance our drilling initiatives, we sponsor and manage Drilling Programs for private investors, historically contributing 25% of total program capital raised by each limited partnership Drilling Program and up to 66.67% of joint venture Drilling Program capital. Since 1999, we drilled 220 natural gas wells though our Drilling Programs without a dry hole, including 89 gross (26.7680 net) wells in 2003 and 53 gross (19.9380 net) wells in the first quarter of 2004. We intend to sponsor and manage Drilling Programs for up to 140 new wells in 2004 and to increase our ownership interest in new programs to at least 30%.

      - Acquisition of Additional Drilling Prospects. Over the last two years, we acquired oil and gas drilling rights covering approximately 100,000 acres on the southeastern edge of the Big Sandy Gas Field, extending 41 miles through our primary operating areas in eastern Kentucky (the "Leatherwood Prospect"), as well as and gas leases covering 9,400 acres on the north side of the Pine Mountain Fault System near the Leatherwood Prospect (the "Straight Creek Field"). As coal reserves are exhausted in the region, the lapse or relinquishment of the coal companies' competing mineral claims opens a window of opportunity for extending our acreage position to additional properties with significant unproved gas development potential as well as established infrastructure. We plan to concentrate on assembling additional former coal producing acreage for exploratory prospects relatively close to fields with gas production histories and pipelines. By conducting initial drilling operations on these higher risk prospects through specially tailored joint venture Drilling Programs and retaining majority ownership interests, we expect to expand our inventory of development locations with lower risk profiles for subsequent Drilling Programs, while adding to our proved reserves, both developed and undeveloped.

      - Adherence to Disciplined Drilling for Predictable Results. Most of our natural gas wells are drilled to relatively shallow total depths from 2,600 to 4,500 feet, generally encountering five distinct and predictable pay zones. This disciplined approach helps reduce drilling risks, as reflected in our 100% success rate since 1999. We complete and produce our wells from multiple pay zones whenever possible, eliminating the costs and complexities of deferred completions with behind-pipe gas. As of March 31, 2004, we operated a total of 390 natural gas wells, primarily in the Appalachian Basin. While our wells typically produce at modest initial volumes and pressures, they also demonstrate low annual decline rates, often producing for 20 - 25 years or more.

      - Concentration on Core Properties for Control of Drilling and Production Costs. By managing our sponsored Drilling Programs, we control drilling and production operations on our properties, while sharing drilling and production costs with our partners and providing efficiencies that help reduce those costs. We also benefit from the quality of the natural gas produced from our core properties. Known as "dry, sweet" gas, our production not only has a high energy content but also has virtually no water, nitrogen, sulfur or other impurities. This reduces our production costs and our well maintenance expenses.

      - Acquisition of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while capitalizing on our experience as a regional operator. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, geographic concentration and working interest levels permitting operation of acquired properties. In addition to acquisitions for our own account, we may begin to sponsor production programs modeled on our structure for Drilling Programs to acquire producing natural gas wells meeting defined criteria from unaffiliated operators in our core geographic areas. If implemented, this strategy would provide us with additional vehicles for increasing our stake in Appalachian Basin gas reserves and production.

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

FINANCING ACTIVITIES

      During the last five years, we have funded a substantial part of our capital expenditures with proceeds from private placements of our common stock and convertible notes, including equity financings for $8,430,000 and convertible note financings for $8,236,125 in 2003. Participants in our convertible note financings elected to convert $5,295,000 of their notes into 2,069,393 shares of our common stock during 2003, with an additional $1,586,721 principal amount of the notes converted into 445,936 common shares in the first quarter of 2004. During April 2004, we raised an additional $5,832,450 in an institutional private placement of our common stock, issuing 975,000 shares at $5.98 per share. See "Liquidity and Capital Resources" below. Our proceeds from these financings have been allocated primarily to our construction of new gathering systems and our investments in sponsored Drilling Programs.

DRILLING OPERATIONS

      Drilling Program Structure. Most of our Drilling Programs are limited partnerships structured to minimize drilling risks and optimize tax advantages for private investors. To develop exploratory prospects with higher risk profiles, we generally rely on smaller, specialized Drilling Programs structured as joint ventures with strategic and industry partners or other suitable investors. At the commencement of operations, drilling rights for specified wells are assigned by DPI to each Drilling Program, which enters into turnkey drilling contracts with DPI for drilling and completion of the wells. Each turnkey contract establishes the price to drill and complete specified wells. We are responsible for any drilling and completion costs exceeding the contract price, and we are entitled to any surplus if the contract price exceeds our costs.

      We contribute capital to each Drilling Program in proportion to our initial ownership interest, and we share program distributions in the same ratio. We also maintain a 1% interest as general partner of each Drilling Program, and we are entitled to specified increases in our program interests, up to 15% of the total program interests, after program distributions reach "payout," which ranges from 100% to 110% of partners' investment. We bear all selling costs for Drilling Program financings and all overhead and administrative costs for program operations. Our recovery of these expenses is limited to our share of program distributions and any cost savings we achieve under our turnkey drilling contracts, net of our proportionate share of that surplus.

      Drilling Program Financings. During 2003, we raised outside capital of $19,329,750 for our limited partnership Drilling Programs and $2,950,00 for joint venture Drilling Programs. As of the date of this report, we have held initial closings for an ongoing private placement of interests in the first 2004 limited partnership Drilling Program with contributed capital of $7,800,000 from outside investors. DPI will have a 30.7% interest in the Drilling Program, which has entered into turnkey drilling contracts for 37 wells as of that date.

      Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during the 2003 and the first quarter of 2004. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our Drilling Programs, without giving effect to any reversionary interest we may subsequently earn in those programs. Productive wells listed below include wells that were drilled and successfully tested in at least one primary pay zone but were awaiting construction of gathering systems prior to completion at the end of the reported period.

                                                DEVELOPMENT WELLS                          EXPLORATORY WELLS
                                         --------------------------------          ------------------------------
                                             PRODUCTIVE              DRY                PRODUCTIVE           DRY
                                         -------------------        -----          ------------------       -----
                                         GROSS         NET          GROSS          GROSS         NET        GROSS
                                         -----       -------        -----          -----      -------       -----
Year ended December 31, 2003..........    79         20.1013         --             10         6.6667        --
Quarter ended March 31, 2004..........    38          9.9380         --             15        10.0000        --

      Well Characteristics. Our proved reserves, both developed and undeveloped, are concentrated in the Appalachian Basin in eastern Kentucky, one of the oldest and most prolific natural gas producing areas in the United States. Historically, wells in this area generally produce between 200 to 450 million cubic feet natural gas over a reserve life of up to 25 years. The natural gas in this area is also known for being environmentally friendly in the sense that wells produce virtually no water or other impurities with the gas production. This helps us minimize production (lifting) costs. In addition, the average energy (or Btu) value of the natural gas produced in this area is substantially higher than normal pipeline quality gas, ranging from 1,100 to 1,229 million British thermal units ("MBtu") per thousand cubic feet ("Mcf") of gas production. Our gas sales contracts generally provide upward adjustments to index based pricing for our natural gas with an energy value above 1,000 MBtu per Mcf, enhancing our near term cash flows and contributing to the long term returns on our investments in these properties.

RESULTS OF OPERATIONS

      Quarters Ended March 31, 2004 and 2003 Total revenues for the quarter ended March 31, 2004 were $15,565,882, an increase of 76% from $8,830,854 in the same quarter last year. Our revenue mix for the first quarter of 2004 was 92% contract drilling, 5% oil and gas production and 3% natural gas transmission and compression. For the comparable quarter of 2003, our total revenues were derived 91% from contract drilling, 6% from oil and gas production and 3% from natural gas transmission and compression activities.

      Contract drilling revenues were $14,326,125 for the first quarter of 2004, up 78% from $8,033,000 in the comparable quarter of 2003. This reflects both the size and the timing of Drilling Program financings, from which we derive substantially all our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives most of the net proceeds as customers' drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Drilling operations for our year-end 2003 limited partnership Drilling Program and our joint venture Drilling Program for the Leatherwood Prospect were ongoing during the first quarter of 2004, when we drilled 53 gross (19.9380 net) natural gas wells, all of which have been completed as producers or successfully tested in at least one primary pay zone as of the date of this report.

      Production revenues were $791,289 for the first quarter of 2004, an increase of 50% from $529,004 in the comparable quarter of 2003. This primarily reflects an increase of 19% in our average sales price of natural gas (before certain transportation charges) to $5.51 per Mcf in the first quarter of 2004 from $4.62 per Mcf in the corresponding quarter of 2003. It also reflects a 30% increase in our production volumes to 144,107 Mcfe in the first quarter of 2004 from 111,142 Mcfe in the same quarter last year. Our growth in production volumes resulted from new wells brought on line since the end of March 2003. The improvement in average sales price for our natural gas is consistent with a market-wide rebound in natural gas prices that began in the third quarter of 2002. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the first quarter of 2004, approximately 40% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $448,468 during the first quarter of 2004, up 67% from $268,850 in the comparable quarter of 2003. This primarily reflects increased reliance on our own gathering systems for our new wells, generating transmission and compression revenues from the Drilling Programs holding the working interests in those wells. During the first quarter of 2004, we extended our natural gas gathering systems for new wells and began construction of a new system for the Straight Creek Field. Our gas transmission and compression revenues for the first quarter of 2004 also reflect a contribution of $140,970 from Sentra's gas utility sales, up 22% from $115,752 in the same quarter last year.

      Total direct expenses increased by 182% to $10,782,222 for the first quarter of 2004 compared to $3,819,368 for the first quarter of 2003. Our direct expense mix for the current reported quarter was 94% contract drilling, 3% oil and gas production and 4% natural gas transmission and compression. For the comparable quarter of 2003, our total direct expenses were incurred 89% in contract drilling, 8% in oil and gas production and 3% in natural gas transmission and compression.

      Contract drilling expenses were $10,104,648 during the first quarter of 2004, an increase of 198% from $3,395,165 in the same quarter last year, reflecting the substantial level of drilling activities on behalf of our sponsored Drilling Programs, as well as an increase of approximately 800 feet in the average depth of our new wells. The greater depth of these wells adds incrementally to the variable costs paid to outside contractors and to well completion complexities and expenditures. The greater depth also adds to steel casing requirements, prices for which increased by approximately 15% in the first quarter of 2004, with further price increases anticipated on an industry wide basis throughout the year. In response to these developments, we plan to increase the price established for drilling and completing new wells under turnkey drilling contracts with future Drilling Programs.

      Production expenses decreased 12% to $277,708 in the first quarter of 2004, compared to $316,014 in the same quarter last year, reflecting economies of scale and field operating efficiencies. As a percentage of oil and gas production revenues, production expenses decreased to 35% in the first quarter of 2004 from 60% in the same quarter last year. The improved margin reflects both revenue growth driven by higher natural gas prices in the first quarter of 2004 and a greater allocation of our field operating resources for accelerated drilling activities.

      Gas transmission and compression expenses in the first quarter of 2004 were $399,866, an increase 270% from $108,189 in the same quarter last year. As a percentage of gas transmission and compression revenues, these expenses increased to 89% in the current reported quarter from 40% in the first quarter of 2003. Gas transmission and compression expenses do not reflect capitalized costs of $584,647 in the first quarter of 2004 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

      Selling, general and administrative ("SG&A") expenses were $3,185,518 in the first quarter of 2004, an increase of 18% from $2,696,215 in the same quarter last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs. The higher SG&A expenses for the first quarter of 2004 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses. With the expansion of our operations, we also achieved various economies of scale, reflected by a decrease in SG&A expenses as a percentage of total revenues to 20% in the current reported quarter compared to 31% in the first quarter of 2003.

      Beginning in 2004, we adopted the fair value method of accounting for employee stock options, with retroactive prior period restatement to reflect this method instead of the intrinsic value method we previously followed. Under the new method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. We recognized compensation expense of $30,074 in the first quarter of 2004 and restated our results for the first quarter of 2003 to record a compensation charge of $153,600 under the fair value method.

      Depreciation, depletion and amortization ("DD&A") increased 41% to $253,129 in the first quarter of 2004 from $179,080 in the same quarter of 2003. The increase in DD&A expense reflects additions to oil and gas properties, gas gathering systems and related equipment.

      Interest expense for the first quarter of 2004 was $89,168, up 8% from $82,453 in the first quarter of 2003. Although we reduced our total outstanding debt substantially since March 2003, the slight increase in current period interest primarily reflects the repayment of borrowings under our credit facility with proceeds from convertible notes bearing higher rates. See "Liquidity and Capital Resources" below.

      We recognized income tax expense of $553,138 in the first quarter of 2004, of which $442,722 was recorded as a future tax liability. Our current income tax expense for the first three months of 2004 was reduced to $110,416, primarily from our proportionate share of intangible drilling costs from our Leatherwood Prospect joint venture Drilling Program. In view of our full utilization of all loss carryforwards at the DPI level in 2003, we plan to reduce our income tax liability in future periods by increasing our allocation of intangible drilling costs from new Drilling Programs.

      We realized net income of $767,241 for the first quarter of 2004, compared to $1,929,212 realized in the first quarter of 2003, reflecting the foregoing factors. Basic earnings per share were $0.06 based on 12,052,183 weighted average common shares outstanding in the first quarter of 2004, compared to $0.33 based on 5,862,502 weighted average common shares outstanding in the same quarter last year.

      The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. Net cash provided by our operating activities in the first quarter of 2004 was $1,525,768 before working capital adjustments. After accounting for changes in assets and liabilities for the period, net cash of $1,945,742 was used in operating activities, primarily reflecting a decrease of $7,175,000 in customers' drilling deposits under turnkey drilling contracts with sponsored Drilling Programs. Our cash position during the first three months of 2004 was decreased by the use of $6,376,680 of net cash in investing activities. Funds used in investing activities were comprised primarily of $6,266,134 in net additions to our oil and gas properties, as well as $115,146 in the purchase of property and equipment. The decrease in our cash position from operating and financing activities during the first quarter of 2004 was partially offset by net cash of $1,115,637 from financing activities, consisting primarily of proceeds from the exercise of stock options and warrants. As a result of these activities, cash and cash equivalents decreased from $22,594,993 as of December 31, 2003 to $15,388,208 at March 31, 2004.

      As of March 31, 2004, we had working capital of $7,592,469, compared to working capital of $11,331,954 at the end of 2003. This reflects wide fluctuations in our current assets and liabilities from the timing of customers' deposits and expenditures under turnkey drilling contracts with our Drilling Programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. Any working capital deficits at the end of future reporting periods are not expected to have an adverse effect on our financial condition or results of operations.

      Capital Resources. Our business involves significant capital requirements. The rate of production from oil and gas properties generally declines as reserves are depleted. Without successful development activities, our proved reserves will decline as oil and gas is produced from our proved developed reserves. Our long term performance and profitability is dependent not only on developing existing oil and gas reserves, but also on our ability to find or acquire additional reserves on terms that are economically and operationally advantageous. To fund our ongoing reserve development and acquisition activities, we have relied on a combination of cash flows from operations, bank borrowings and private placements of our convertible notes and equity securities, as well as participation by outside investors in our sponsored Drilling Programs.

      During 2003, we completed two institutional private placements of common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in June 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in their classification as subscriptions receivable. In April 2004, we completed a third institutional private placement of our common stock, issuing 975,000 shares at $5.98 per share for $5,832,450. The proceeds from these equity financings and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs, which also raised $22,279,750 from private investors during 2003 and $2,100,000 during the first quarter of 2004. See "Drilling Operations - Drilling Program Financings" above.

      We have issued five separate series of convertible notes since 2002 in the aggregate principal amount of $8,656,125, including $3,236,125 principal amount of convertible notes issued in the first six months of 2003 and $5,000,000 principal amount of convertible notes issued to institutional investors (the "Institutional Notes") in September 2003. The notes bear interest at rates ranging from 7% to 10% per annum. The notes of each series are convertible at the option of the holders into our common stock at prices ranging from $0.85 to $4.50 per share and are generally redeemable at the option of the Company at 100% of their principal amount plus accrued interest through the date of redemption. As a result of note conversions totaling $5,295,000 in 2003 and $1,586,721 in the first quarter of 2004, the aggregate principal amount of our convertible notes outstanding at March 31, 2004 was reduced to $2,766,494.

      The Institutional Notes issued in September 2003 have several features not provided under prior note financings. Interest on the Institutional Notes at 7% per annum is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. We issued PIK Notes aggregating $142,090 as of March 31, 2004. We have the right to repay any unconverted Institutional Notes at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. As of March 31, 2004, Institutional Notes in the aggregate principal amount of $4,101,721 had been converted into common shares at the original conversion price, leaving $1,040,369 principal amount of the Institutional Notes and PIK Notes outstanding.

      In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. Since July 2003, the borrowing base has been $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at March 31, 2004. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at March 31, 2004 and December 31, 2003.

      Our remaining long term debt outstanding at March 31, 2004, including the current portions, aggregated $408,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $137,362 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financing to repay our outstanding long term debt at maturity.

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

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation or under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company in accordance with the requirements of the Exchange Act. Our

Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2003. Based on their evaluation, they have concluded that the controls and procedures are effective. They also determined that there were no changes in our controls or procedures during the first quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
----------    ------------------------------------------------------------------
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

   10.3       2003 Incentive Stock and Stock Option Plan of Daugherty Resources.

   10.4 Form of Common Stock Purchase Warrant dated June 13, 2003 issued pursuant to Securities Purchase Agreement dated as of June 10, 2003 among Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current
              Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated
              June 13, 2003).

   10.5       Form of 7% Convertible Promissory Note dated as of September 5,
              2003 issued pursuant to the Securities Purchase Agreement dated as of September 5, 2003 among Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty
              Resources dated September 5, 2003).

   10.6 Form of Common Stock Purchase Warrant dated September 5, 2003 issued pursuant to Securities Purchase Agreement dated as of September 5, 2003 among Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty
              Resources dated September 9, 2003).

   10.7 Form of Common Stock Purchase Warrant dated December 31, 2003 issued pursuant to Securities Purchase Agreement dated as of December 31, 2003 between Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K [File No. 0-12185] of Daugherty
              Resources dated January 2, 2003).

   10.8 Form of Common Stock Purchase Warrant dated April 29, 2004 issued pursuant to Securities Purchase Agreement dated as of April 27, 2004 among Daugherty Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.4 to the Current
              Report on Form 8-K [File No. 0-12185] of Daugherty Resources dated
              September 9, 2003).

   10.9 Form of Change of Control Agreement dated as of February 25, 2004 between Daugherty Resources and each of William S. Daugherty,
              William G. Barr III, D. Michael Wallen and Michael P. Windisch

   10.10 Form of Indemnification Agreement dated as of February 25, 2004 between Daugherty Resources and each of William S. Daugherty,
              William G. Barr III, D. Michael Wallen and Michael P. Windisch

   10.11      Form of Long Term Incentive Agreement dated as of February 25,
              2004 between Daugherty Resources and each of William S. Daugherty,
              William G. Barr III, D. Michael Wallen and Michael P. Windisch

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

                                   DAUGHERTY RESOURCES, INC.

Date: May 14, 2004                 By:         /s/  William S. Daugherty
                                        ---------------------------------------
                                                 William S. Daugherty
                                                Chief Executive Officer
                                               (Duly Authorized Officer)
                                             (Principal Executive Officer)