Form 10KSB/A
period 2003-12-31
NGAS Resources Inc
filed 2004-07-15
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                      FOR THE YEAR ENDED DECEMBER 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

                           COMMISSION FILE NO. 0-12185

                              NGAS RESOURCES, INC.
                      (FORMERLY DAUGHERTY RESOURCES, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         PROVINCE OF BRITISH COLUMBIA                          NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF INCORPORATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

         NGAS Resources, Inc., a British Columbia corporation formerly named Daugherty Resources, Inc. (the "Company"), is amending Item 8A of its Annual Report on Form 10-KSB for the year ended December 31, 2003 to read as follows:

ITEM 8A. CONTROLS AND PROCEDURES

         Our management, with the participation or under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company in accordance with the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Our disclosure controls and procedures are intended to provide a framework for making sure that all information required to be disclosed in our current and periodic reports under the Exchange Act is processed and publicly reported by us within the prescribed time periods for our filing of those reports. Our internal controls over financial reporting are designed to ensure the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. They include policies and procedures for maintaining reasonably detailed records that accurately and fairly reflect all our business transactions and dispositions of assets, for ensuring that receipts and expenditures are made only in accordance with management authorizations and for preventing or timely detecting any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2003. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, NGAS Resources, Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2004

                              NGAS RESOURCES, INC.

         By:  /s/ William S. Daugherty                     By: Michael P. Windisch
              ---------------------------------------          --------------------------------------------
              William S. Daugherty,                            Michael P. Windisch,
              President and Chief Executive Officer            Chief Financial Officer
              (Principal executive officer)                    (Principal financial and accounting officer)

         In accordance with the Exchange Act, this amendment has been signed as of the date set forth below by the following persons in their capacity as directors of the NGAS Resources, Inc.

         NAME                                                 DATE
         ----                                                 ----
         William S. Daugherty
         Charles L. Cotterell*
         James K. Klyman*

         By:  /s/ William S. Daugherty                       July 15, 2004
              ---------------------------------------
              William S. Daugherty,
              Individually and *as attorney-in-fact