Form 10QSB/A
period 2004-03-31
NGAS Resources Inc
filed 2004-07-15
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

         NGAS Resources, Inc., a British Columbia corporation formerly named Daugherty Resources, Inc. (the "Company"), is amending Item 3 of its Quarterly Report on Form 10-QSB for the first quarter of 2004 to read as follows:

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

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2004. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the first quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the NGAS Resources, Inc. has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NGAS RESOURCES, INC.


Date: July 15, 2004                 By:         /s/  William S. Daugherty
                                         ---------------------------------------
                                                  William S. Daugherty
                                                 Chief Executive Officer
                                                (Duly Authorized Officer)
                                              (Principal Executive Officer)