Form 10QSB
period 2004-06-30
NGAS Resources Inc
filed 2004-08-12
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 2004

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

             TITLE OF CLASS              OUTSTANDING AT JULY 30, 2004
              COMMON STOCK                        14,599,053

Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                              NGAS RESOURCES, INC.
                      (FORMERLY DAUGHERTY RESOURCES, INC.)

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
ITEM 1.  FINANCIAL STATEMENTS:

Review Engagement Report....................................................................................   2

Condensed Consolidated Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003.....................   3

Condensed Consolidated Statement of Operations and Deficit - Three months and six months ended
   June 30, 2004 and 2003 (unaudited).......................................................................   4

Condensed Consolidated Statement of Cash Flows - Three months and six months ended
   June 30, 2004 and 2003 (unaudited).......................................................................   5

Notes to Condensed Consolidated Financial Statements........................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  15

ITEM 3.  CONTROLS AND PROCEDURES............................................................................  24

PART II.  OTHER INFORMATION.................................................................................  25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REVIEW ENGAGEMENT REPORT

To the Directors of NGAS RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of NGAS RESOURCES, INC. (formerly Daugherty Resources, Inc.) as at June 30, 2004 and the condensed consolidated statements of operations and deficit and cash flows for the three months and six months then ended. Our review was made in accordance with generally accepted standards for review engagements in Canada and the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

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

                              CHARTERED ACCOUNTANTS

Toronto, Ontario
August 9, 2004

                              NGAS RESOURCES, INC.
                      (FORMERLY DAUGHERTY RESOURCES, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (U.S. FUNDS)


                                                                            JUNE 30,         DECEMBER 31,
                                                                              2004               2003
                                                                          -------------     --------------
ASSETS                                                                     (UNAUDITED)
   Current assets:
     Cash..............................................................   $  22,514,081     $   22,594,993
     Subscriptions receivable..........................................              --          2,335,009
     Accounts receivable...............................................         935,446            503,177
     Prepaid expenses and other current assets.........................         996,091            773,415
     Loans to related parties (Note 4).................................         165,822            140,780
                                                                          -------------     --------------
       Total current assets............................................      24,611,440         26,347,374
   Bonds and deposits..................................................         124,400             99,000
   Oil and gas properties (Note 2).....................................      24,731,425         16,369,859
   Property and equipment (Note 3).....................................       1,957,617          2,054,088
   Loans to related parties (Note 4)...................................         416,244            517,940
   Investments (Note 5)................................................         119,081            119,081
   Deferred financing costs (Note 6)...................................         100,737            247,923
   Goodwill (Note 7)...................................................         313,177            313,177
                                                                          -------------     --------------
         Total assets..................................................   $  52,374,121     $   46,068,442
                                                                          =============     ==============
LIABILITIES
   Current liabilities:
     Accounts payable..................................................       2,479,376          1,445,603
     Accrued liabilities...............................................       2,910,327          2,865,045
     Income taxes payable..............................................         188,756            144,450
     Customers' drilling deposits......................................       6,152,600         10,162,600
     Long term debt, current portion (Note 8)..........................         391,516            397,722
                                                                          -------------     --------------
       Total current liabilities.......................................      12,122,575         15,015,420
   Future income taxes.................................................         654,418            257,647
   Long term debt (Note 8).............................................       3,011,944          4,739,387
   Deferred compensation...............................................         124,564                 --
                                                                          -------------     --------------
         Total liabilities.............................................      15,913,501         20,012,454
                                                                          -------------     --------------
SHAREHOLDERS' EQUITY
   Capital stock (Note 9)
     Authorized:
       5,000,000  Preferred shares, non-cumulative, convertible
     100,000,000  Common shares
     Issued:
      14,446,033  Common shares (December 31, 2003 - 10,676,030).......      51,453,007         36,244,623
          21,100  Common shares held in treasury, at cost..............         (23,630)           (23,630)
                  Paid-in capital - options and warrants...............       1,228,553          1,140,321
     To be issued:
          10,070  Common shares (December 31, 2003 - 1,403,335)........          50,350          5,917,958
                                                                          -------------     --------------
                                                                             52,708,280         43,279,272
   Deficit.............................................................     (16,247,660)       (17,223,284)
                                                                          -------------     --------------
         Total shareholders' equity....................................      36,460,620         26,055,988
                                                                          -------------     --------------
           Total liabilities and shareholders' equity..................   $  52,374,121     $   46,068,442
                                                                          =============     ==============

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.
                      (FORMERLY DAUGHERTY RESOURCES, INC.)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                            --------                           --------
                                                     2004              2003             2004              2003
                                                     ----              ----             ----              ----
REVENUE
   Contract drilling..........................  $   7,040,250    $    3,025,000    $  21,366,375    $   11,058,000
   Oil and gas production.....................        986,724           537,286        1,778,013         1,066,290
   Gas transmission and compression...........        300,195           289,183          748,663           558,034
                                                -------------    --------------    -------------    --------------
     Total revenue............................      8,327,169         3,851,469       23,893,051        12,682,324
                                                -------------    --------------    -------------    --------------
DIRECT EXPENSES
   Contract drilling..........................      5,236,941         1,283,184       15,341,589         4,678,349
   Oil and gas production.....................        392,379           104,930          670,087           420,944
   Gas transmission and compression...........        114,326           146,573          514,192           254,762
                                                -------------    --------------    -------------    --------------
     Total direct expenses....................      5,743,646         1,534,687       16,525,868         5,354,055
                                                -------------    --------------    -------------    --------------
GROSS PROFIT..................................      2,583,523         2,316,782        7,367,183         7,328,269
                                                -------------    --------------    -------------    --------------
OTHER INCOME (EXPENSES)
   Selling, general and administrative........     (1,744,546)       (1,505,514)      (4,930,064)       (4,197,729)
   Compensation cost..........................       (202,972)         (589,200)        (233,046)         (742,800)
   Depreciation, depletion and amortization...       (255,475)         (194,080)        (508,604)         (373,160)
   Interest expense...........................       (107,535)         (122,180)        (196,703)         (204,633)
   Interest income............................         81,344            28,707          168,206            57,535
   Other, net.................................        104,483            (4,397)         112,229            (8,152)
                                                -------------    --------------    -------------    --------------
     Total other income (expenses)............     (2,124,701)       (2,386,664)      (5,587,982)       (5,468,939)
                                                -------------    --------------    -------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES.............        458,822           (69,882)       1,779,201         1,859,330
                                                -------------    --------------    -------------    --------------
INCOME TAX EXPENSE
   Current....................................         38,743            26,555          149,159           275,369
   Future.....................................        211,696                --          654,418           489,545
   Benefit realized on loss carried forward...             --           (26,555)              --          (764,914)
                                                -------------    --------------    -------------    --------------
                                                      250,439                --          803,577                --
                                                -------------    --------------    -------------    --------------
NET INCOME (LOSS).............................        208,383           (69,882)         975,624         1,859,330
DEFICIT, beginning of period..................    (16,456,043)      (18,954,212)     (17,223,284)      (20,883,424)
                                                -------------    --------------    -------------    --------------
DEFICIT, end of period........................  $ (16,247,660)   $  (19,024,094)   $ (16,247,660)   $  (19,024,094)
                                                =============    ==============    =============    ==============
NET INCOME (LOSS) PER SHARE
   Basic......................................     $   0.02          $ (0.01)         $   0.08          $  0.30
                                                   ========          =======          ========          =======
   Diluted....................................     $   0.01          $ (0.01)         $   0.06          $  0.20
                                                   ========          =======          ========          =======
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic......................................     13,877,212         6,632,620       12,964,698         6,249,688
                                                =============    ==============    =============    ==============
   Diluted....................................     16,706,462         6,632,620       16,005,368         9,523,329
                                                =============    ==============    =============    ==============

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.
                      (FORMERLY DAUGHERTY RESOURCES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (U.S. FUNDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                                     --------                                --------
                                                               2004              2003                2004             2003
                                                               ----              ----                ----             ----
OPERATING ACTIVITIES
   Net income (loss)                                     $    208,383       $    (69,882)           975,624       $  1,859,330
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
     Incentive bonus paid in common shares                         --            115,290                 --            351,420
     Compensation cost                                        202,972            589,200            233,046            742,800
     Depreciation, depletion and amortization                 255,475            194,080            508,604            373,160
     Notes issued in kind for interest on long
        term debt                                              18,157                 --             55,359                 --
     Loss (gain) on sale of assets                               (348)                --             (4,948)             3,795
     Future income taxes                                      (45,951)                --            396,771                 --
     Changes in assets and liabilities
       Subscriptions receivable                                    --                 --          2,335,009                 --
       Accounts receivable                                   (176,398)           (97,848)          (432,269)           (78,900)
       Prepaid expenses and other assets                     (183,389)          (146,891)          (222,676)            90,235
       Accounts payable                                       368,697            (81,684)         1,180,369            205,813
       Accrued liabilities                                   (766,269)          (562,983)            45,282            627,036
       Income taxes payable                                     3,890                 --             44,306                 --
       Customers' drilling deposits                         3,165,000            953,500         (4,010,000)        (4,951,500)
                                                         ------------       ------------       ------------       ------------

Net cash provided by (used in) operating activities         3,050,219            892,782          1,104,477           (776,811)
                                                         ------------       ------------       ------------       ------------

INVESTING ACTIVITIES
   Proceeds from sale of assets                               186,000                 --            190,600              3,245
   Purchase of property and equipment                        (107,084)           (99,622)          (222,230)          (475,428)
   Bonds and deposits                                         (25,400)                              (25,400)
   Additions to oil and gas properties, net                (2,452,882)        (1,056,487)        (8,719,016)        (2,613,421)
                                                         ------------       ------------       ------------       ------------
Net cash used in investing activities                      (2,399,366)        (1,156,109)        (8,776,046)        (3,085,604)
                                                         ------------       ------------       ------------       ------------
FINANCING ACTIVITIES
   Decrease in loans to related parties                        41,455             30,714             76,654             52,579
   Proceeds from issuance of common shares                  6,456,732          2,926,696          7,560,040          3,075,884
   Proceeds from issuance of long term debt                        --          2,170,625                 --          3,236,125
   Payments of long term debt                                 (23,167)        (2,030,057)           (46,037)        (2,083,404)
                                                         ------------       ------------       ------------       ------------
Net cash provided by financing activities                   6,475,020          3,097,978          7,590,657          4,281,184
                                                         ------------       ------------       ------------       ------------
Change in cash                                              7,125,873          2,834,651            (80,912)           418,769
Cash, beginning of period                                  15,388,208          4,615,425         22,594,993          7,031,307
                                                         ------------       ------------       ------------       ------------
Cash, end of period                                      $ 22,514,081       $  7,450,076       $ 22,514,081       $  7,450,076
                                                         ============       ============       ============       ============
SUPPLEMENTAL DISCLOSURE
Interest paid                                            $     98,030       $     68,364       $    141,344       $    172,942
Income taxes paid                                              34,853                 --            104,853                 --
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
Common shares issued for accounts payable                     146,596             50,000                 --            164,126
Common shares issued upon conversion of notes                 156,250          1,260,000          1,613,890          1,260,000

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.
                      (FORMERLY DAUGHERTY RESOURCES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2004 - (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) General. The accompanying unaudited condensed consolidated financial statements of NGAS Resources, Inc., a British Columbia corporation formerly named Daugherty Resources, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles in Canada and the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's condensed consolidated financial position at June 30, 2004 and its condensed consolidated results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company changed its corporate name from Daugherty Resources, Inc. to NGAS Resources, Inc. in June 2004.

      (b) Basis of Consolidation. The Company's condensed consolidated financial statements include the accounts of Daugherty Petroleum, Inc. ("DPI"), a Kentucky corporation wholly owned by the Company, and the accounts of Sentra Corporation ("Sentra"), a Kentucky corporation wholly owned by DPI. DPI conducts all of the Company's oil and gas drilling and production operations, and Sentra owns and operates natural gas distribution facilities in Kentucky. The condensed consolidated financial statements also reflect DPI's interests in a total of 25 drilling programs that it has sponsored and managed since 1996 to conduct drilling operations on its prospects (the "Drilling Programs"). DPI maintains combined interests as both general partner and an investor in the Drilling Programs ranging between 25.75% and 66.67%. The Company accounts for those interests using the proportionate consolidation method, combining DPI's share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the interim periods presented in the condensed consolidated financial statements have been eliminated on consolidation.

      (c) Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates are particularly significant as they relate to oil and gas reserve data, which require estimates of future production volumes in determining the carrying value of the Company's proved reserves.

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

                                                               JUNE 30, 2004                      DECEMBER 31,
                                            -------------------------------------------------         2003
                                                               ACCUMULATED                       --------------
                                                 COST              DD&A              NET               NET
                                            --------------    -------------     -------------    --------------
Proved oil and gas properties.........      $   23,878,030    $  (2,737,531)    $  21,140,499    $   14,053,881
Unproved oil and gas properties.......             872,879               --           872,879           657,879
Wells and related equipment...........           2,998,793         (280,746)        2,718,047         1,658,099
                                            --------------    -------------     -------------    --------------

Total oil and gas properties..........      $   27,749,702    $  (3,018,277)    $  24,731,425    $   16,369,859
                                            ==============    =============     =============    ==============

NOTE 3. PROPERTY AND EQUIPMENT

      The following table presents the capitalized costs and accumulated depreciation for the Company's property and equipment as of June 30, 2004.

                                                            JUNE 30, 2004                          DECEMBER 31,
                                         -----------------------------------------------               2003
                                                             ACCUMULATED                           -----------
                                              COST          DEPRECIATION          NET                   NET
                                         -----------       -------------     -----------           -----------
Land.................................    $    12,908       $        --       $    12,908           $    12,908
Building improvements................         20,609            (3,702)           16,907                17,547
Machinery and equipment..............      1,186,518          (286,074)          900,444               857,726
Office furniture and fixtures........         48,980           (19,348)           29,632                26,220
Computer and office equipment........        350,444          (111,339)          239,105               206,748
Vehicles and aircraft................        995,600          (236,979)          758,621               932,939
                                         -----------       -----------       -----------           -----------
Total property and equipment.........    $ 2,615,059       $  (657,442)      $ 1,957,617           $ 2,054,088
                                         ===========       ===========       ===========           ===========

NOTE 4. LOANS TO RELATED PARTIES

      Loans to related parties represent loans receivable from certain shareholders and officers of the Company, payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $410,637 at June 30, 2004 and $487,291 at December 31, 2003. These loans bear interest at 6% per annum and are collateralized by ownership interests in Drilling Programs. The loans receivable from officers totaled $171,429 at June 30, 2004 and December 31, 2003. These loans are non-interest bearing and unsecured.

NOTE 5. INVESTMENTS

      The Company has investments of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority. The bonds bear interest at rates ranging from 7% to 8.25% per annum, with maturity dates of July 1, 2004 and July 1, 2010. Although the bonds have a face value of $154,040, they are carried at cost on the Company's consolidated financial statements in accordance with accounting principles generally accepted in Canada. Under accounting principles generally accepted in the United States, the investments are reportable at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of June 30, 2004 and December 31, 2003, the estimated market value of the bonds was $36,970. See Note 13 - United States Accounting Principles.

NOTE 6. DEFERRED FINANCING COSTS

      The Company incurred financing costs of $601,886 during 2003 in connection with the issuance of $5,000,000 principal amount of its 7% convertible notes due September 5, 2008. These costs were initially capitalized and were expected to be amortized ratably over the life of the notes. During the fourth quarter of 2003, $2,800,000 principal amount of the notes were converted into common shares and added to equity, net of $318,087, representing a proportionate amount of the original financing costs. Additional notes in the principal amount of

$1,301,721 were converted into common shares in the first six months of 2004 and added to equity, net of proportionate financing costs of $129,081. Accumulated amortization for the remaining financing costs aggregated $53,981 at June 30, 2004. See Note 9 - Capital Stock.

NOTE 7. GOODWILL

      In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of Statement of Financial Accounting Standards ("SFAS") No. 142 for accounting standards generally accepted in the United States of America. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. Based on analyses of its recorded goodwill performed in October 2002 and 2003, the Company determined that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of June 30, 2004 and December 31, 2003.

NOTE 8. LONG TERM DEBT

      (a) Credit Facility. The Company maintains a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At June 30, 2004, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at June 30, 2004. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at June 30, 2004 and December 31, 2003.

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

                              PRINCIPAL AMOUNT OUTSTANDING AT                  SHARES ISSUABLE AT
                              -------------------------------                    JUNE 30, 2004
                                 JUNE 30,       DECEMBER 31,     CONVERSION           UPON
TITLE OF NOTES                     2004             2003           PRICE           CONVERSION
--------------                     ----             ----           -----           ----------
10% Convertible Notes
   due May 1, 2007              $  560,500      $  740,500          $1.50             373,666
8% Convertible Notes
   due April 10, 2008              770,625         770,625           1.90             405,592
8% Convertible Notes
   due May 1, 2008                 238,750         500,000           2.25             106,111
7% Convertible Notes
   due September 5, 2008         1,058,525       2,304,888           4.50             235,227
                                ----------      ----------                          ---------
   Total                        $2,628,400      $4,316,013                          1,120,596
                                ==========      ==========                          =========

      The Company's 7% Convertible Notes due September 5, 2008 listed above were originally issued during September 2003 in the aggregate principal amount of $5,000,000 (the "Institutional Notes"). Interest on the Institutional Notes is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. PIK Notes aggregating $160,247 were issued as of June 30, 2004.

      (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment.

Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $402,818 at June 30, 2004 and $414,818 at December 31, 2003.

      (d) Miscellaneous Debt. The following table summarizes the Company's other outstanding debt obligations at June 30, 2004 and December 31, 2003.

                                                                          PRINCIPAL AMOUNT OUTSTANDING AT
                                                                          -------------------------------
                                                                        JUNE 30,                DECEMBER 31,
TERMS OF DEBT                                                             2004                      2003
-------------                                                             ----                      ----
Notes issued to finance equipment and vehicles, payable
   monthly in various amounts through 2005, with interest
   ranging from 8.68% to 9.5% per annum, collateralized by
   the acquired equipment and vehicles.........................         $   8,173                 $  23,451
Loan payable to unaffiliated company, bearing interest
   at 10% per annum payable quarterly, collateralized
   by assets of subsidiary guarantor...........................            64,779                    64,779
Note payable to unaffiliated individual, payable in
   60 installments of $1,370, together with interest at 8%
   per annum, through 2005.....................................            12,834                    20,397
Loans payable to various banks, payable monthly in
   various amounts, together with interest at rates ranging
   from 4% to 9.75% per annum, through 2005,
   collateralized by receivables and various vehicles..........            34,410                    45,605
                                                                        ---------                 ---------
Total..........................................................         $ 120,196                 $ 154,232
                                                                        =========                 =========

      (e) Total Long Term Debt. The following table sets forth the Company's total long term debt and current portion at June 30, 2004 and December 31, 2003.

                                                     PRINCIPAL AMOUNT OUTSTANDING AT
                                                     -------------------------------
                                                        JUNE 30,       DECEMBER 31,
                                                          2004            2003
                                                          ----            ----
Total long term debt (including current portion)       $3,403,460      $5,137,109
Less current portion ...........................          391,516         397,722
                                                       ----------      ----------
Total long term debt ...........................       $3,011,944      $4,739,387
                                                       ==========      ==========

NOTE 9. CAPITAL STOCK

      (a) Preferred and Common Shares. The Company has 5,000,000 authorized shares of preferred stock, none of which were outstanding at June 30, 2004 or December 31, 2003. The following table reflects transactions involving the Company's common stock during the reported periods.

                                                            NUMBER OF
COMMON SHARES ISSUED                                          SHARES           AMOUNT
--------------------                                          ------           ------
Balance, December 31, 2002 ..........................        5,505,670      $24,589,797
   Issued for cash ..................................          950,000        2,460,450
   Issued to employees as incentive bonus ...........          360,500          364,680
   Issued upon exercise of stock options and warrants        1,018,131        1,904,164
   Issued upon conversion of preferred shares .......          625,448        1,784,493
   Issued upon conversion of convertible notes ......        2,069,393        4,976,913
   Issued for settlement of accounts payable ........          146,888          164,126
                                                           -----------      -----------
Balance, December 31, 2003 ..........................       10,676,030       36,244,623
   Issued for cash ..................................        2,278,335       10,815,637
   Issued upon exercise of stock options and warrants          842,802        2,200,391
   Issued upon conversion of convertible notes ......          525,379        1,613,890
   Issued for settlement of accounts payable ........           37,113          146,596
   Issued for contract settlement ...................           86,374          431,870
                                                           -----------      -----------
Balance, June 30, 2004 ..............................       14,446,033      $51,453,007
                                                           ===========      ===========
COMMON SHARES TO BE ISSUED
Balance at June 30, 2004 ............................           10,070      $    50,350
                                                           ===========      ===========

PAID IN CAPITAL - OPTIONS AND WARRANTS
Balance, December 31, 2002.............................................     $   763,635
   Issued..............................................................         376,686
                                                                            -----------
Balance, December 31, 2003.............................................       1,140,321
   Issued..............................................................         108,482
   Exercised...........................................................         (20,250)
                                                                            -----------

Balance, June 30, 2004.................................................     $ 1,228,553
                                                                            ===========

      During 2003, the Company completed two institutional private placements of its common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in June 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in all of the subscribed shares being classified as common shares to be issued at December 31, 2003. All of the shares were issued in the first week of January 2004 upon receipt of the subscription proceeds.

      In April 2004, the Company completed an institutional private placement of 975,000 common shares at $5.98 per share for $5,832,450. Proceeds from the April 2004 private placement and the 2003 equity financings were allocated primarily to construction of new gathering systems and investments in sponsored Drilling Programs.

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

      During 2003, the Company adopted a new incentive stock award and stock option plan. The plan authorized the compensation committee of the Company's board of directors to grant stock awards and stock options for an aggregate of up to 4,000,000 common shares to its officers, directors and consultants. The plan was approved by shareholders at the Company's annual meeting in June 2004.

      The exercise prices of options outstanding at June 30, 2004 range from $1.00 to $4.03 per share, and their weighted average remaining contractual life is 3.72 years. The following table reflects transactions involving the Company's stock options during 2003 and the first six months of 2004.

                                                                                 WEIGHTED AVERAGE
STOCK OPTIONS                                        ISSUED       EXERCISABLE     EXERCISE PRICE
-------------                                        ------       -----------     --------------
Balance, December 31, 2002.....................     1,585,210      1,585,210            1.30
                                                                   ---------
   Issued(1)...................................       400,000                           1.02
   Exercised...................................      (820,879)                          1.17
   Expired.....................................       (45,000)                          5.00
                                                  -----------                       --------
Balance, December 31, 2003.....................     1,119,331      1,119,331            1.10
                                                                   ---------
   Issued(2)...................................     1,385,000                           4.03
   Exercised...................................      (157,791)                          1.00
   Expired.....................................       (25,000)                          5.00
                                                  -----------                       --------
Balance, June 30, 2004.........................     2,321,540        936,540        $   2.81
                                                  ===========      =========        ========

------------------

(1) Granted to employees under stock option plans, exercisable through January 2, 2008 at an exercise price of $1.02 per share.


(2) Granted to employees and directors under stock option plans, exercisable at $4.03 per share and vesting in increments under specified conditions.

      In accounting for stock options, the Company follows the retroactive method under CICA Handbook Section 3870. See Note 1 - Summary of Significant Accounting Policies. For fiscal years beginning before December 15, 2003, the statement permits compensation costs for stock options to be measured by the intrinsic value method of accounting similar to the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share as if the fair value accounting method had been applied. For fiscal years beginning after December 15, 2003, the statement requires the fair value method of accounting for stock options, consistent with the recognition and measurement provisions of SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation," with retroactive restatement of prior periods to reflect fair value accounting. For the six months ended June 30, 2004, this resulted in the recognition of $108,482 for compensation cost of options and warrants.

      Under the fair value method, employee stock options are valued at grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. For the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2003, the fair value estimates for each option grant assumed a risk free interest rate of 4.5%, a dividend yield of 0%, a theoretical volatility of 0.30 and an expected life ranging from one to five years based on the option's vesting provisions. There were no options granted during the three months ended June 30, 2004. Adoption of fair value accounting for stock options to replace the intrinsic value method previously followed by the Company resulted in the restatement of net income
(loss) and income (loss) per share for the six months ended June 30, 2003 as reflected in the table below, with related adjustments to the deficit as previously reported since 1995.

                                                             INTRINSIC          FAIR
                                                               VALUE            VALUE
                                                              METHOD           METHOD
                                                            -----------     ------------
                                                            (PREVIOUSLY       (RESTATED)
                                                              REPORTED)
        SIX MONTHS ENDED JUNE 30, 2003
        Net income.........................................  $ 2,012,930    $ 1,859,330
        Net earnings per share
          Basic............................................         0.32           0.30
          Fully diluted....................................         0.22           0.20
        Weighted average fair value of options granted.....         0.38           0.38

        AS OF DECEMBER 31, 2003
        Deficit............................................   16,306,049     17,223,284

         (c) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at June 30, 2004 range from $1.03 to $6.25 per share, and their weighted average remaining contractual life is 1.52 years. The following table reflects transactions involving the Company's common stock purchase warrants during 2003 and the first six months of 2004.

                                                                                WEIGHTED AVERAGE
COMMON STOCK PURCHASE WARRANTS                      ISSUED       EXERCISABLE     EXERCISE PRICE
------------------------------                      ------       -----------     --------------
Balance, December 31, 2002.....................      2,559,901     2,559,901          2.76
                                                                   ---------
   Issued in financing transactions(1).........        916,453                        5.12
   Issued for consulting services(2)...........        175,000                        1.55
   Exercised...................................       (317,831)                       2.40
                                                   -----------                      ------
Balance, December 31, 2003.....................      3,333,523     3,333,523          3.43
                                                                  ----------
   Issued in financing transactions(3).........        330,525                        6.25
   Exercised...................................       (685,011)                       2.95
                                                   -----------                      ------
Balance, June 30, 2004.........................      2,979,037     2,979,037        $ 3.82
                                                   ===========    ==========        ======

------------------

(1)   Expiring from June 13, 2006 through December 31, 2008.

(2)   Expiring from April 3, 2004 through April 2, 2008.

(3)   Expiring from April 29, 2007 through April 29, 2009.

NOTE 10. INCOME PER SHARE

      The Company follows CICA Handbook Section 3500, "Earnings per Share." The statement requires the presentation of both basic and diluted earnings per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three months and six months ended June 30, 2004, the assumed exercise of outstanding stock options and warrants and conversion of outstanding convertible notes would have a dilutive effect on EPS because their exercise or conversion prices for some of these instruments were below the average market price of the common stock during the period. For the six months ended June 30, 2003, the assumed conversion of preferred stock would also have a dilutive effect on EPS. Because the Company recognized a net loss for the three months ended June 30, 2003, the assumed exercise or conversion of these instruments would have been anti-dilutive in that period. The following table sets forth the computation of diluted EPS for the reported periods.

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                            --------                           --------
DILUTED EPS                                          2004              2003             2004              2003
                                                     ----              ----             ----              ----
Numerator:
Net income (loss) as reported for basic EPS..    $     208,383    $      (69,882)   $     975,624    $    1,859,330
Adjustments to income for diluted EPS........           18,496                --           46,943            65,959
                                                 -------------    --------------    -------------    --------------
   Net income (loss) for diluted EPS.........    $     226,879    $      (69,882)   $   1,022,567    $    1,925,289
                                                 =============    ==============    =============    ==============
Denominator:
Weighted average shares for basic EPS........       13,877,212         6,632,620       12,964,698         6,249,688
Effect of dilutive securities:
   Stock options.............................        1,107,069                --        1,096,844           943,262
   Warrants..................................          940,813                --          982,953           296,185
   Convertible notes.........................          781,368                --          960,873         1,780,678
   Convertible preferred shares..............               --                --               --           253,516
                                                 -------------    --------------    -------------    --------------
Adjusted weighted average shares and
   assumed conversions for dilutive EPS......       16,706,462         6,632,620       16,005,368         9,523,329
                                                 =============    ==============    =============    ==============

Diluted EPS..................................        $0.01            $(0.01)            $0.06             $0.20
                                                     =====            ======             =====             =====

NOTE 11. RELATED PARTY TRANSACTIONS

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

      (b) Drilling Programs. DPI invests in sponsored Drilling Programs on substantially the same terms as unaffiliated investors, contributing capital in proportion to its partnership interest. DPI also maintains a 1% interest as general partner in each Drilling Program, resulting in a combined interest of at least 25.75% in each Drilling Program organized as a limited partnership and up to 66.67% in each Drilling Program organized as a joint venture. The agreements for both the limited partnership and joint venture Drilling Programs generally provide for specified increases in DPI's program interests, up to 15% of the total program interests, after program distributions reach "payout," which ranges from 100% to 110% of partners' investment. The partnership agreements also provide for each Drilling Program to enter into turkey drilling contracts with DPI for all wells to be drilled by that Drilling Program. The portion of the profit on drilling contracts attributable to DPI's ownership interest in the Drilling Programs has been eliminated on consolidation for the interim periods presented in the Company's condensed consolidated financial statements. The following table sets forth the total revenues recognized from the performance of turnkey drilling contracts with sponsored Drilling Programs for the reported periods.

                  REPORTING PERIOD                              DRILLING CONTRACT REVENUE
                  ----------------                              -------------------------
                  Three months ended June 30, 2004..........          $ 7,040,250
                  Three months ended June 30, 2003..........            3,025,000
                  Six months ended June 30, 2004............           21,366,375
                  Six months ended June 30, 2003............           11,058,000

NOTE 12.  SEGMENT INFORMATION

      The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company's business segments.

                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                         JUNE 30,                             JUNE 30,
                                         --------                             --------
                                 2004              2003                2004               2003
                                 ----              ----                ----               ----
REVENUE, NET:
Oil and gas development ...  $  8,327,169       $  3,851,469       $ 23,893,051         12,682,324
Corporate .................            --                 --                 --                 --
                             ------------       ------------       ------------       ------------
   Total ..................     8,327,169          3,851,469         23,893,051         12,682,324
                             ------------       ------------       ------------       ------------
DD&A:
Oil and gas development ...       227,150            174,800            446,150            336,267
Corporate .................        28,325             19,280             62,454             36,893
                             ------------       ------------       ------------       ------------
   Total ..................       255,475            194,080            508,604            373,160
                             ------------       ------------       ------------       ------------
INTEREST EXPENSE:
Oil and gas development ...        54,513             73,133             67,803            110,991
Corporate .................        53,022             49,047            128,900             93,642
                             ------------       ------------       ------------       ------------
   Total ..................       107,535            122,180            196,703            204,633
                             ------------       ------------       ------------       ------------
NET INCOME (LOSS):
Oil and gas development ...       485,099            414,801          1,477,295          3,010,193
Corporate .................      (276,716)          (484,683)          (501,671)        (1,150,863)
                             ------------       ------------       ------------       ------------
   Total ..................       208,383            (69,882)           975,624          1,859,330
                             ------------       ------------       ------------       ------------
CAPITAL EXPENDITURES:
Oil and gas development ...     2,524,271          1,122,902          8,867,169          2,930,373
Corporate .................        35,695             33,207             74,077            158,476
                             ------------       ------------       ------------       ------------
   Total ..................  $  2,559,966       $  1,156,109          8,941,246          3,088,849
                             ============       ============       ------------       ============

                              JUNE 30,        DECEMBER 31,
                                2004              2003
                                ----              ----
IDENTIFIABLE ASSETS:
Oil and gas development ...  $31,144,252      $29,702,445
Corporate .................   21,229,869       16,365,997
                             -----------      -----------
   Total ..................  $52,374,121      $46,068,442
                             ===========      ===========

NOTE 13. UNITED STATES ACCOUNTING PRINCIPLES

      (a) Differences Reflected in Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada ("Canadian GAAP"), which are different in some respects than accounting principles generally accepted in the United States of America ("U.S. GAAP"). The only differences that affect the Company's consolidated financial statements for the reported periods involve the adoption of fair value accounting for stock options described in Note 9, which would not be required until 2005 under U.S. GAAP, and the accounting treatment of the Company's investment in municipal bonds described in Note 5. Under Canadian GAAP, the decline in value of the Company's long-term investment in these bonds is not being written-down to their estimated realizable value. Under U.S. GAAP, this investment would be classified as available-for-sale in accordance with SFAS No. 115 and would be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, as other comprehensive income. For the three months and six months ended June 30, 2004 and 2003, there were no changes in bond values. Therefore, other comprehensive income under U.S. GAAP was the same as net income under Canadian GAAP for the periods presented.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      NGAS Resources, Inc. (the "Company") is an independent energy and natural resources company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. Through our wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interests in sponsored drilling partnerships (the "Drilling Programs"), we actively acquire and develop natural gas interests in our core operating areas. DPI also constructs and maintains gas gathering systems for our wells, owns and operates natural gas distribution facilities in Kentucky through its wholly owned subsidiary, Sentra Corporation ("Sentra"), and owns inactive gold and silver prospects in Alaska. Our principal and administrative offices are located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509, near our core operating areas. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "NGAS," and we maintain a website with information about us at www.ngas.com.

      We commenced oil and gas operations in 1993 with the acquisition of DPI and have sponsored 25 separate Drilling Programs through the date of this report. In June 2004, we changed our corporate name from Daugherty Resources, Inc. to NGAS Resources, Inc. The name change was implemented to reflect our focus on natural gas development and production and to reinforce our association with the NGAS acronym from its use as the Nasdaq trading symbol for our common stock and the Internet address of our website. We have adopted the NGAS acronym throughout our organization, with a view to building a consistent and recognizable corporate identity. Unless otherwise indicated, references in this report to "we," "our" or "us" include the Company as well as DPI and its interests in the Drilling Programs and Sentra.

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

  - Acceleration of Drilling Operations. Historically, we have relied almost exclusively on development drilling for production and reserve growth, concentrating on geographic areas of the Appalachian Basin where we have established expertise and little competition from major independent energy companies. To help finance our drilling initiatives, we sponsor and manage Drilling Programs for private investors, historically contributing up to 30% of total program capital raised by each limited partnership Drilling Program and up to 66.67% of joint venture Drilling Program capital. Since 1999, we drilled 245 natural gas wells though our Drilling Programs without a dry hole, including 89 gross (26.7680 net) wells in 2003 and 78 gross (27.5691 net) wells in the first half of 2004. We are sponsoring Drilling Programs for up to 140 new wells in 2004 and are increasing our ownership interest in these new programs to 30.7%.

  - Acquisition of Additional Drilling Prospects. As coal reserves are exhausted in the Appalachian Basin, the lapse or relinquishment of the coal companies' competing mineral claims has opened a window of opportunity for extending our acreage position in the region to properties with significant unproved gas development potential as well as established infrastructure. Over the last several years, we have capitalized on these opportunities, acquiring oil and gas drilling rights covering approximately 100,000 acres on the southeastern edge of the Big Sandy Gas Field, extending 41 miles through our primary operating areas in eastern Kentucky (the "Leatherwood Field"), as well as and gas leases and farmouts covering 22,500 acres on the north side of the Pine Mountain Fault System near the Leatherwood Field (the "Straight Creek Field"). We plan to continue assembling former coal producing acreage for exploratory prospects relatively close to fields with gas production histories and pipelines. By conducting initial drilling operations on these higher risk prospects through specially tailored joint venture Drilling Programs and retaining majority ownership interests, we are expanding our inventory of development locations with lower risk profiles for subsequent Drilling Programs, while adding to our proved reserves, both developed and undeveloped.

  - Extension of Gas Gathering Systems. We construct and operate gas gathering facilities to provide compression, connection and local distribution capabilities for most of our wells. In addition to the revenues we generate from gas transmission and compression, our 100% ownership of these systems gives us access to major new natural gas markets and competitive advantages in acquiring drilling rights on nearby acreage. As of December 31, 2003, our gas gathering facilities aggregated approximately 112 miles in our core operating areas, with connections to a total of 292 natural gas wells. In the first half of 2004, we extended our gathering systems by an additional 24 miles, including a four-mile, eight-inch steel gathering line that connects our Straight Creek wells to a major pipeline in southeastern Kentucky and eastern Tennessee owned by Duke Energy Gas Services Corporation. We also began work on an 18-mile extension of that system to connect our new wells in the Leatherwood Field.

  - Disciplined Drilling for Predictable Results. Most of our natural gas wells are drilled to relatively shallow total depths from 2,600 to 4,800 feet, generally encountering five distinct and predictable pay zones. This disciplined approach helps reduce drilling risks, as reflected in our 100% success rate since 1999. We complete and produce our wells from multiple pay zones whenever possible, eliminating the costs and complexities of deferred completions with behind-pipe gas. As of June 30, 2004, we operated a total of 415 natural gas wells, primarily in the Appalachian Basin. While our wells typically produce at modest initial volumes and pressures, they also demonstrate low annual decline rates, often producing for 25 years or more.

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

FINANCING ACTIVITIES

      During the last five years, we have funded a substantial part of our capital expenditures with proceeds from private placements of our common stock and convertible notes, including equity financings for $8,430,000 and convertible note financings for $8,236,125 in 2003. Participants in our convertible note financings elected to convert $5,295,000 of their notes into 2,069,393 shares of our common stock during 2003, with an additional $1,742,971 principal amount of the notes converted into 525,379 common shares in the first six months of 2004. During April 2004, we raised an additional $5,832,450 in an institutional private placement of our common stock, issuing 975,000 shares at $5.98 per share. See "Liquidity and Capital Resources" below. Our proceeds from these financings have been allocated primarily to our construction of new gathering systems and our investments in sponsored Drilling Programs.

DRILLING OPERATIONS

      Drilling Program Structure. Most of our Drilling Programs are limited partnerships structured to minimize drilling risks and optimize tax advantages for private investors. To develop exploratory prospects with higher risk profiles, we generally rely on smaller, specialized Drilling Programs structured as joint ventures with strategic and industry partners or other suitable investors. At the commencement of operations, drilling rights for specified wells are assigned by DPI to each Drilling Program, which enters into turnkey drilling contracts with DPI for drilling and completing the wells at specified prices. We are responsible for any drilling and completion costs exceeding the contract price, and we are entitled to any surplus if the contract price exceeds our costs.

      We contribute capital to each Drilling Program in proportion to our initial ownership interest, and we share program distributions in the same ratio. We also maintain a 1% interest as general partner of each Drilling Program, and we are entitled to specified increases in our program interests, up to 15% of the total program interests, after program distributions reach "payout," which ranges from 100% to 110% of partners' investment. We bear all selling costs for Drilling Program financings and all overhead and administrative costs for program operations. The return on our investment is limited to our share of program distributions and any cost savings we achieve under our turnkey drilling contracts, net of our proportionate share of that surplus. We also receive customary fees for well operating and gas gathering services.

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

  - Based on our 25% to 30% capital investment in limited partnership Drilling Programs, we control a drilling budget up to four times greater than we could support on our own. This increases our buying power for drilling services and materials, contributing to lower overall development costs.

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

      Drilling Program Financings. During 2003, we raised outside capital of $19,329,750 for our limited partnership Drilling Programs and $2,950,000 for joint venture Drilling Programs. In the second quarter of 2004, we completed a private placement of interests in the first 2004 limited partnership Drilling Program, with contributed capital of $10,500,000 from outside investors. In addition, as of the date of this report, we have accepted subscriptions of $1,930,000 from outside investors in our second 2004 limited partnership Drilling Program. We have a 30.7% interest in each of the 2004 Drilling Programs, which have entered into turnkey drilling contracts for a total of 58 wells to date.

      Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during the 2003 and the first half of 2004. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our Drilling Programs, without giving effect to any reversionary interest we may subsequently earn in those programs. Productive wells listed below include wells that were drilled and successfully tested in at least one primary pay zone but were awaiting construction of gathering systems prior to completion at the end of the reported period.

                                               DEVELOPMENT WELLS                         EXPLORATORY WELLS
                                               -----------------                         -----------------
                                            PRODUCTIVE              DRY              PRODUCTIVE              DRY
                                            ----------              ---              ----------              ---
                                        GROSS         NET          GROSS          GROSS         NET         GROSS
                                        -----         ---          -----          -----         ---         -----
Year ended December 31, 2003..........    79         20.1013         --             10         6.6667         --
Six months ended June 30, 2004........    63         17.5691         --             15        10.0000         --

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

RESULTS OF OPERATIONS

      Quarters Ended June 30, 2004 and 2003. Total revenues for the quarter ended June 30, 2004 were $8,327,169, an increase of 116% from $3,851,469 in the same quarter last year. Our revenue mix for the second quarter of 2004 was 84% contract drilling, 12% oil and gas production and 4% natural gas transmission and compression. For the comparable quarter of 2003, our total revenues were derived 79% from contract drilling, 14% from oil and gas production and 7% from natural gas transmission and compression activities.

      Contract drilling revenues were $7,040,250 for the second quarter of 2004, up 133% from $3,025,000 in the comparable quarter of 2003. This reflects both the size and the timing of Drilling Program financings, from which we derive substantially all our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives the net proceeds from these financings as customers' drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Drilling operations for our initial 2004 limited partnership Drilling Program were ongoing during the second quarter of 2004, when we drilled 25 gross (7.6311 net) natural gas wells, all of which have been completed as producers or successfully tested in at least one primary pay zone as of the date of this report.

      Production revenues were $986,724 for the second quarter of 2004, an increase of 84% from $537,286 in the comparable quarter of 2003. This reflects an increase of 90% in our production volumes to 182,317 Mcf of gas equivalents ("Mcfe") in the second quarter of 2004 from 96,148 Mcfe in the same quarter last year. Our growth in production volumes resulted from new wells brought on line since the end of June 2003. Our average sales price of natural gas (before certain transportation charges) was $5.50 in the second quarter of 2004 compared to $5.86 per Mcf in the corresponding quarter last year, reflecting continued strength in natural gas prices. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the second quarter of 2004, approximately 40% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $300,195 during the second quarter of 2004, up 4% from $289,183 in the comparable quarter of 2003. This reflects continued reliance on our own gathering systems for our new wells, generating transmission and compression revenues from the Drilling Programs, net of our working interests in those wells. During the second quarter of 2004, we extended our natural gas gathering systems for new wells by approximately 18 miles, including a four-mile line for connecting our Straight Creek wells. Our gas transmission and compression revenues for the second quarter of 2004 also reflect a contribution of $42,998 from Sentra's gas utility sales, up 9% from $39,568 in the same quarter last year.

      Total direct expenses increased by 274% to $5,743,646 for the second quarter of 2004 compared to $1,534,687 for the second quarter of 2003. Our direct expense mix for the current reported quarter was 91% contract drilling, 7% oil and gas production and 2% natural gas transmission and compression. For the comparable quarter of 2003, our total direct expenses were incurred 84% in contract drilling, 7% in oil and gas production and 9% in natural gas transmission and compression.

      Contract drilling expenses were $5,236,941 during the second quarter of 2004, an increase of 308% from $1,283,184 in the same quarter last year. This reflects the substantial level of drilling activities on behalf of our sponsored Drilling Programs, as well as an increase of approximately 800 feet in the average depth of our new wells. The greater depth of these wells adds incrementally to the variable costs paid to outside contractors and to well completion complexities and expenditures. The greater depth also adds to steel casing requirements, prices for which increased by approximately 50% in the first six months of 2004, with further price increases anticipated on an industry wide basis throughout the year. In response to these developments, we increased the price established for drilling and completing new wells under turnkey drilling contracts by 10%, starting with our second 2004 limited partnership Drilling Program.

      Production expenses increased 274% to $392,379 in the second quarter of 2004, compared to $104,930 in the same quarter last year, reflecting our substantial growth in production volumes. As a percentage of oil and gas production revenues, production expenses increased to 40% in the second quarter of 2004 from 20% in the same quarter last year. The difference in margin reflects a greater allocation of our field operating resources to oil and gas production activities in the second quarter of 2004, including construction of gas gathering lines.

      Gas transmission and compression expenses in the second quarter of 2004 were $114,326, a decrease 22% from $146,573 in the same quarter last year, reflecting economies of scale and field operating efficiencies. As a percentage of gas transmission and compression revenues, these expenses decreased to 38% in the current reported quarter from 51% in the second quarter of 2003. Gas transmission and compression expenses do not reflect capitalized costs of $520,447 in the second quarter of 2004 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

      Selling, general and administrative ("SG&A") expenses were $1,744,546 in the second quarter of 2004, an increase of 16% from $1,505,514 in the same quarter last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs. The higher SG&A expenses for the second quarter of 2004 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses. With the expansion of our operations, we also achieved various economies of scale, reflected by a decrease in SG&A expenses as a percentage of total revenues to 21% in the current reported quarter compared to 39% in the second quarter of 2003.

      Beginning in 2004, we adopted the fair value method of accounting for employee stock options, with retroactive prior period restatement to reflect this method instead of the intrinsic value method we previously followed. Under the new method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. This resulted in the recognition of additional compensation cost of $78,408 in the second quarter of 2004. We previously recognized a compensation charge of $589,200 for the second quarter of 2003 from the exercise of employee stock options with a stock-for-stock or "cashless" exercise feature and from the issuance of common stock purchase warrants for corporate consulting services.

      Depreciation, depletion and amortization ("DD&A") increased 32% to $255,475 in the second quarter of 2004 from $194,080 in the same quarter of 2003. The increase in DD&A expense reflects additions to oil and gas properties, gas gathering systems and related equipment.

      Interest expense for the second quarter of 2004 was $107,535, down 12% from $122,180 in the second quarter of 2003. This reflects a reduction of our total outstanding debt since June 2003, partially offset by higher interest rates from the repayment of borrowings under our credit facility with proceeds from convertible notes. See "Liquidity and Capital Resources" below.

      We recognized income tax expense of $250,439 in the second quarter of 2004, of which $211,696 was recorded as a future tax liability. Our current income tax expense for the second quarter of 2004 was reduced to $38,743, primarily from our proportionate share of intangible drilling costs ("IDC") from our Leatherwood joint venture Drilling Program and a 15% allocation of IDC from our first 2004 limited partnership Drilling Program. The 15% functional allocation of IDC from limited partnership Drilling Programs was initiated in 2004 to compensate for our full utilization of all loss carryforwards at the DPI level in 2003.

      We realized net income of $208,383 for the second quarter of 2004, compared to a net loss of $69,882 recognized in the second quarter of 2003, reflecting the foregoing factors. Basic earnings per share were $0.02 based on 13,877,212 weighted average common shares outstanding in the second quarter of 2004, compared to a net loss of $0.01 per share based on 6,632,620 weighted average common shares outstanding in the same quarter last year.

      Six Months Ended June 30, 2004 and 2003. Total revenues for the six months ended June 30, 2004 were $23,893,051, an increase of 88% from $12,682,324 in the same period last year. Our revenue mix for the first half of 2004 was 89% contract drilling, 8% oil and gas production and 3% natural gas transmission and compression. For the comparable period in 2003, our total revenues were derived 87% from contract drilling, 8% from oil and gas production and 5% from natural gas transmission and compression activities.

      Contract drilling revenues were $21,366,375 for the first six months of 2004, up 93% from $11,058,000 in the comparable period of 2003. This reflects both the increased size of our recent Drilling Programs and the timing of the Drilling Program financings. Drilling operations for our year-end 2003 limited partnership and 2003 joint venture Drilling Programs were ongoing during the first quarter of 2004, and our initial 2004 limited partnership Drilling Program was actively engaged in the drilling phase in the second quarter of 2004. For the first six months of 2004, we drilled a total of 78 gross (27.5691 net) natural gas wells, all of which have been completed as producers or successfully tested in at least one primary pay zone as of the date of this report.

      Production revenues were $1,778,013 for the second half of 2004, an increase of 67% from $1,066,290 in the comparable period in 2003. This reflects an increase of 57% in our production volumes to 326,425 Mcfe in the first half of 2004 from 207,290 Mcfe in the same period last year. Our growth in production volumes resulted from new wells brought on line since the end of June 2003. The growth in production revenues also reflects a 6% increase in our average sales price of natural gas (before certain transportation charges) to $5.50 per Mcf in the first half of 2004 from $5.19 per Mcf in the corresponding period in 2003, reflecting continued strength in natural gas prices. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the first six months of 2004, approximately 40% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $748,663 during the first half of 2004, up 34% from $558,034 in the comparable period in 2003. This primarily reflects increased reliance on our own gathering systems for our new wells, generating transmission and compression revenues from the Drilling Programs holding the working interests in those wells. During the first half of 2004, we extended our natural gas gathering systems for new wells by approximately 24 miles, including a four-mile line for connecting our Straight Creek wells. Our gas transmission and compression revenues for the first half of 2004 also reflect a contribution of $183,969 from Sentra's gas utility sales, up 18% from $155,320 in the same period last year.

      Total direct expenses increased by 209% to $16,525,868 for the first six months of 2004 compared to $5,354,055 for the first six months of 2003. Our direct expense mix for the current reported period was 93% contract drilling, 4% oil and gas production and 3% natural gas transmission and compression. For the comparable period in 2003, our total direct expenses were incurred 87% in contract drilling, 8% in oil and gas production and 5% in natural gas transmission and compression.

      Contract drilling expenses were $15,341,589 during the first half of 2004, an increase of 228% from $4,678,349 in the same period last year. This primarily reflects the substantial level of drilling activities on behalf of our sponsored Drilling Programs, as well as an increase of approximately 800 feet in the average depth of our new wells. The greater depth of these wells adds incrementally to the variable costs paid to outside contractors and to well completion complexities and expenditures. The greater depth also adds to steel casing requirements, prices for which increased by approximately 50% in the first six months of 2004, with further price increases anticipated on an industry wide basis throughout the year. In response to these developments, we increased the price established for drilling and completing new wells under turnkey drilling contracts by 10%, starting with our second 2004 limited partnership Drilling Program.

      Production expenses increased 59% to $670,087 in the first six months of 2004, compared to $420,944 in the same period last year, reflecting our substantial growth in production volumes. As a percentage of oil and gas production revenues, production expenses decreased slightly to 38% in the first half of 2004 from 39% in the same period last year.

      Gas transmission and compression expenses in the first six months of 2004 were $514,192, an increase 102% from $254,762 in the same period last year. As a percentage of gas transmission and compression revenues, these expenses increased to 69% in the current reported period from 46% in the first half of 2003. Gas transmission and compression expenses do not reflect capitalized costs of $1,105,094 in the first half of 2004 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

      SG&A expenses were $4,930,064 in the first six months of 2004, an increase of 17% from $4,197,729 in the same period last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs, as well as costs for supporting expanded operations as a whole. With the expansion of our operations, we also achieved various economies of scale, reflected by a decrease in SG&A expenses as a percentage of total revenues to 21% in the current reported period compared to 33% in the first half of 2003.

      Beginning in 2004, we adopted the fair value method of accounting for employee stock options, with retroactive prior period restatement to reflect this method instead of the intrinsic value method we previously followed. Under the new method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. We recognized additional compensation cost of $108,483 in the first six months of 2004 and restated our results for the first six months of 2003 to record compensation cost of $153,600 under the fair value method. We also recognized a previously reported compensation charge of $589,200 for the first six months of 2003 from the exercise of employee stock options with a stock-for-stock or "cashless" exercise feature and from the issuance of common stock purchase warrants for corporate consulting services.

      DD&A increased 36% to $508,604 in the first half of 2004 from $373,160 for the same period in 2003. The increase in DD&A expense reflects additions to oil and gas properties, gas gathering systems and related equipment.

      Interest expense for the first half of 2004 was $196,703, down 4% from $204,633 in the first half of 2003. This reflects a reduction in our total outstanding debt since June 2003, partially offset by higher interest rates from the repayment of borrowings under our credit facility with proceeds from convertible notes. See "Liquidity and Capital Resources" below.

      We recognized income tax expense of $803,577 in the first six months of 2004, of which $654,418 was recorded as a future tax liability. Our current income tax expense for the first six months of 2004 was reduced to $149,159, primarily from our proportionate share of IDC from our Leatherwood joint venture Drilling Program and a 15% allocation of IDC from our first 2004 limited partnership Drilling Program. The 15% functional allocation of IDC from limited partnership Drilling Programs was initiated in 2004 to compensate for our full utilization of all loss carryforwards at the DPI level in 2003.

      We realized net income of $975,624 for the first six months of 2004, compared to $1,859,330 in the first half of 2003, reflecting the foregoing factors. Basic earnings per share were $0.08 based on 12,964,698 weighted average common shares outstanding in the first half of 2004, compared to $0.30 per share based on 6,249,688 weighted average common shares outstanding in the same period last year.

      The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. Net cash provided by our operating activities in the first six months of 2004 was $2,164,456 before working capital adjustments and $1,104,477 after accounting for changes in assets and liabilities for the period. Our cash position during the first six months of 2004 was decreased by the use of $8,776,046 in investing activities, comprised primarily of net additions of $8,719,016 to our oil and gas properties. This was partially offset by $7,590,657 provided by financing activities, primarily reflecting an equity financing in April 2004. See "Capital Resources" below. As a result of these activities, net cash decreased slightly from $22,594,993 at December 31, 2003 to $22,514,081 at June 30, 2004.

      Capital Resources. Our business involves significant capital requirements. The rate of production from oil and gas properties generally declines as reserves are depleted. Without successful development activities, our proved reserves would decline as oil and gas is produced from our proved developed reserves. Our long term performance and profitability is dependent not only on developing existing oil and gas reserves, but also on our ability to find or acquire additional reserves on terms that are economically and operationally advantageous. To fund our ongoing reserve development and acquisition activities, we have relied on a combination of cash flows from operations, bank borrowings and private placements of our convertible notes and equity securities, as well as participation by outside investors in our sponsored Drilling Programs.

      On April 29, 2004, we completed a $5,832,450 equity infusion in a private placement with institutional investors, issuing a total of 975,000 common shares at $5.98 per share, reflecting the stock's average closing bid price for the five trading days preceding the date of the purchase agreement for the financing. During 2003, we completed two institutional private placements of common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in June 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in their classification as subscriptions receivable. The proceeds from these equity financings and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs. See "Drilling Operations - Drilling Program Financings" above.

      We have issued five separate series of convertible notes since 2002 in the aggregate principal amount of $8,656,125, including $3,236,125 principal amount of convertible notes issued in the first six months of 2003 and $5,000,000 principal amount of convertible notes issued to institutional investors (the "Institutional Notes") in September 2003. The notes bear interest at rates ranging from 4% to 10% per annum. The notes of each series are convertible at the option of the holders into our common stock at prices ranging from $1.50 to $4.50 per share and are generally redeemable at the option of the Company at 100% of their principal amount plus accrued interest through the date of redemption. As a result of note conversions totaling $5,295,000 in 2003 and $1,742,971 in the first six months of 2004, the aggregate principal amount of our convertible notes outstanding at June 30, 2004 was reduced to $2,628,400.

      The Institutional Notes issued in September 2003 have several features not provided under prior note financings. Interest on the Institutional Notes at 7% per annum is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and must be paid in PIK Notes through September 30, 2004. We issued PIK Notes aggregating $160,246 as of June 30, 2004. We have the right to repay any unconverted Institutional Notes at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. As of June 30, 2004, Institutional Notes in the aggregate principal amount of $4,101,721 had been converted into common shares at the original conversion price, leaving $1,058,525 principal amount of the Institutional Notes and PIK Notes outstanding at the end of the current reporting period.

      In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.25% at June 30, 2004. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at June 30, 2004 and December 31, 2003.

      Our remaining long term debt outstanding at June 30, 2004, including the current portions, aggregated $402,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $120,196 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financings to repay our outstanding long term debt at maturity.

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

      We expect our cash reserves, cash flow from operations and funds available under our credit facility to provide adequate working capital to meet our capital expenditure objectives through the end of 2004, including our anticipated contributions to Drilling Programs. See "Drilling Operations - Drilling Program Financings" above. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future Drilling Programs.

RELATED PARTY TRANSACTIONS

      Because we operate through subsidiaries and affiliated Drilling Programs, our holding company structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. It is our policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties. Significant related party transactions are summarized in Notes 4 and 11 of the footnotes to the accompanying condensed consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation or under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company in accordance with the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Our disclosure controls and procedures are intended to provide a framework for making sure that all information required to be disclosed in our current and periodic reports under the Exchange Act is processed and publicly reported by us within the prescribed time periods for our filing of those reports. Our internal controls over financial reporting are designed to ensure the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. They include policies and procedures for maintaining reasonably detailed records that accurately and fairly reflect all our business transactions and dispositions of assets, for ensuring that receipts and expenditures are made only in accordance with management authorizations and for preventing or timely detecting of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2004. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the second quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 24, 2004, we held our annual meeting of shareholders. All of the incumbent directors listed in our proxy statement for the meeting were reelected. The number of votes cast for and against each nominee is set forth below.

                                                                     VOTES
         NOMINEE                                   VOTES FOR       WITHHELD
         -------                                   ---------       --------
         William S. Daugherty...............      11,235,436        141,193
         James K. Klyman....................      11,237,129        139,500
         Charles L. Cotterell...............      11,239,939        136,690
         Thomas F. Miller...................      11,235,430        141,196

      Our shareholders also voted at the meeting to approve a series of proposals relating to our corporate transition under the new business corporations law in British Columbia, our jurisdiction of incorporation (the "Corporate Transition"), along with a proposal to approve a new incentive stock award and stock option plan, a proposal fixing the size of our board at four members and a proposal to ratify our board's appointment of Kraft, Berger, Grill, Schwartz, Cohen & March LLP as our independent public accountants for the year ending December 31, 2004. The number of votes cast for and against each of these proposals is set forth below.

                                                             VOTES       VOTES
    PROPOSAL                                  VOTES FOR     AGAINST    WITHHELD
    --------                                  ---------     -------    --------
    Approval of the Corporate Transition,
      including the name change........       4,344,689     125,665      24,152
    Increase in the shareholder quorum
      threshold to one-third of the
      outstanding shares...............       4,450,094     151,581      16,856
    Decrease in the supermajority voting
      threshold for non-routine matters to
      two-thirds of the shares voting..       4,226,031     375,153      20,147
    Authorization of "blank check"
      preferred shares.................       3,366,208   1,077,048      48,550
    Approval of incentive stock
      award and stock option plan......       3,376,370   1,120,762      60,154
    Fixing the size of the board of
      directors at four members........      11,019,808     312,601      31,987
    Ratification of the appointment of
      independent public accountants...      11,284,617       7,740      80,572

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

      EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       ------     ----------------------
         3.1      Notice of Articles, certified on June 3, 2004 by the Registrar of Corporations under the British Columbia Business
                  Corporations Act (incorporated by reference to Exhibit 3.1 to
                  Current Report on Form 8-K [File No. 0-12185], filed June 29,
                  2004).

         3.2 Alteration to Notice of Articles, certified on June 25, 2004 by the Registrar of Corporations under the British Columbia
                  Business Corporations Act (incorporated by reference to
                  Exhibit 3.2 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

         3.3 Articles dated June 25, 2004, as amended and restated for corporate transition under the British Columbia Business
                  Corporations Act (incorporated by reference to Exhibit 3.3 to
                  Current Report on Form 8-K [File No. 0-12185], filed June 29,
                  2004).

         10.1     1997 Stock Option Plan (incorporated by reference to Exhibit
                  10[a] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

         10.2     2001 Stock Option Plan (incorporated by reference to Exhibit
                  10[b] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

         10.3 2003 Incentive Stock and Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB
                  [File No. 0-12185] for the quarter ended March 31, 2004).

         10.4     Form of Common Stock Purchase Warrant dated June 13, 2003
                  (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K [File No. 0-12185] dated June 13, 2003).

         10.5     Form of 7% Convertible Promissory Note dated as of September
                  5, 2003 (incorporated by reference to Exhibit 10.2 to Current
                  Report on Form 8-K [File No. 0-12185] dated September 5,
                  2003).

         10.6     Form of Common Stock Purchase Warrant dated September 5, 2003
                  (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K [File No. 0-12185] dated September 9, 2003).

         10.7     Form of Common Stock Purchase Warrant dated December 31, 2003
                  (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K [File No. 0-12185] dated January 2, 2003).

         10.8     Form of Common Stock Purchase Warrant dated April 29, 2004
                  (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K [File No. 0-12185] dated September 9, 2003).

         10.9     Form of Change of Control Agreement dated as of February 25,
                  2004 (incorporated by reference to Exhibit 10.9 to Quarterly
                  Report on Form 10-QSB [File No. 0-12185] for the quarter ended
                  March 31, 2004).

         10.10    Form of Indemnification Agreement dated as of February 25,
                  2004 (incorporated by reference to Exhibit 10.10 to Quarterly
                  Report on Form 10-QSB [File No. 0-12185] for the quarter ended
                  March 31, 2004).

         10.11    Form of Long Term Incentive Agreement dated as of February 25,
                  2004 (incorporated by reference to Exhibit 10.11 to Quarterly
                  Report on Form 10-QSB [File No. 0-12185] for the quarter ended
                  March 31, 2004).

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

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed June 25, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NGAS RESOURCES, INC.
                                   (formerly Daugherty Resources, Inc.)


Date: August 10, 2004              By:         /s/  William S. Daugherty
                                        ---------------------------------------
                                                 William S. Daugherty
                                                Chief Executive Officer
                                               (Duly Authorized Officer)
                                             (Principal Executive Officer)