Form 10QSB
period 2004-09-30
NGAS Resources Inc
filed 2004-11-10
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

        (Former name or former address, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days. Yes [X]

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         TITLE OF CLASS                  OUTSTANDING AT OCTOBER 31, 2004
          COMMON STOCK                              15,067,430

Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                              NGAS RESOURCES, INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

Review Engagement Report.............................................................................     2

Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003.........     3

Condensed Consolidated Statement of Operations and Deficit - Three months and nine months ended
    September 30, 2004 and 2003 (unaudited)..........................................................     4

Condensed Consolidated Statement of Cash Flows - Three months and nine months ended
    September 30, 2004 and 2003 (unaudited)..........................................................     5

Notes to Condensed Consolidated Financial Statements.................................................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......    16

ITEM 3.  CONTROLS AND PROCEDURES.....................................................................    24

PART II.  OTHER INFORMATION..........................................................................    25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIEW ENGAGEMENT REPORT

To the Directors of
NGAS RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of NGAS RESOURCES, INC. as at September 30, 2004 and the condensed consolidated statements of operations and deficit and cash flows for the three months and nine months then ended. Our review was made in accordance with generally accepted standards for review engagements in Canada and the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and, consequently, we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in Canada and the United States of America, the consolidated balance sheet of NGAS RESOURCES, INC. as at December 31, 2003 and the related consolidated statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 16, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
November 5, 2004

                              NGAS RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (U.S. FUNDS)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2004             2003
                                                               -------------    ------------
                                                                (UNAUDITED)
ASSETS
 Current assets:
  Cash.......................................................  $ 10,638,758     $ 22,594,993
  Subscriptions receivable...................................            --        2,335,009
  Accounts receivable........................................     1,613,629          503,177
  Prepaid expenses and other current assets..................     1,012,922          773,415
  Loans to related parties (Note 4)..........................       185,974          140,780
                                                               ------------     ------------
   Total current assets......................................    13,451,283       26,347,374

 Bonds and deposits..........................................       124,400           99,000
 Oil and gas properties (Note 2).............................    35,589,214       16,369,859
 Property and equipment (Note 3).............................     2,022,422        2,054,088
 Loans to related parties (Note 4)...........................       349,598          517,940
 Investments (Note 5)........................................        55,454          119,081
 Deferred financing costs (Note 6)...........................        94,761          247,923
 Goodwill (Note 7)...........................................       313,177          313,177
                                                               ------------     ------------
     Total assets............................................  $ 52,000,309     $ 46,068,442
                                                               ============     ============
LIABILITIES
 Current liabilities:
  Accounts payable...........................................  $  2,324,531     $  1,445,603
  Accrued liabilities........................................     2,405,217        2,865,045
  Income taxes payable.......................................         3,107          144,450
  Customers' drilling deposits...............................     5,071,100       10,162,600
  Long term debt, current portion (Note 8)...................       376,995          397,722
                                                               ------------     ------------
   Total current liabilities.................................    10,180,950       15,015,420

 Future income taxes.........................................       674,542          257,647
 Long term debt (Notes 8 and 14).............................     3,025,848        4,739,387
 Deferred compensation.......................................       214,595               --
                                                               ------------     ------------
     Total liabilities.......................................    14,095,935       20,012,454
                                                               ------------     ------------
SHAREHOLDERS' EQUITY
 Capital stock (Note 9)
  Authorized:
   5,000,000 Preferred shares, non-cumulative, convertible
 100,000,000 Common shares
  Issued:
  15,009,940 Common shares (December 31, 2003 - 10,676,030)..    52,578,020       36,244,623
      21,100 Common shares held in treasury, at cost.........       (23,630)         (23,630)
             Paid-in capital - options and warrants..........     1,332,926        1,140,321
To be issued:
      62,850 Common shares (December 31, 2003 - 1,403,335)...       247,650        5,917,958
                                                               ------------     ------------
                                                                 54,134,966       43,279,272
Deficit......................................................   (16,230,592)     (17,223,284)
                                                               ------------     ------------
    Total shareholders' equity...............................    37,904,374       26,055,988
                                                               ------------     ------------
      Total liabilities and shareholders' equity.............  $ 52,000,309     $ 46,068,442
                                                               ============     ============

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                  (U.S. FUNDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                             -----------------------------     -----------------------------
                                                 2004             2003             2004            2003
                                             ------------     ------------     ------------     ------------
REVENUE
 Contract drilling.........................  $  6,561,100     $  3,866,000     $ 27,927,475     $ 14,924,000
 Oil and gas production....................     1,452,338          749,340        3,230,351        1,815,630
 Gas transmission and compression..........       344,633          269,801        1,093,296          827,835
                                             ------------     ------------     ------------     ------------
  Total revenue............................     8,358,071        4,885,141       32,251,122       17,567,465
                                             ------------     ------------     ------------     ------------
DIRECT EXPENSES
 Contract drilling.........................     5,157,915        2,026,249       20,499,504        6,704,598
 Oil and gas production....................       517,113          227,853        1,187,200          648,797
 Gas transmission and compression..........       172,532          144,436          686,724          399,198
                                             ------------     ------------     ------------     ------------
  Total direct expenses....................     5,847,560        2,398,538       22,373,428        7,752,593
                                             ------------     ------------     ------------     ------------
GROSS PROFIT...............................     2,510,511        2,486,603        9,877,694        9,814,872
                                             ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSES)
 Selling, general and administrative.......    (1,901,190)      (1,437,407)      (6,831,254)      (5,635,136)
 Compensation cost.........................      (194,404)              --         (427,450)        (742,800)
 Depreciation, depletion and amortization..      (324,946)        (225,560)        (833,550)        (598,720)
 Interest expense..........................       (87,550)        (153,677)        (284,253)        (358,310)
 Interest income...........................        80,076           48,001          248,282          105,536
 Other, net................................       (35,954)           6,850           76,275           (1,302)
                                             ------------     ------------     ------------     ------------
  Total other income (expenses)............    (2,463,968)      (1,761,793)      (8,051,950)      (7,230,732)
                                             ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES.................        46,543          724,810        1,825,744        2,584,140
                                             ------------     ------------     ------------     ------------
INCOME TAX EXPENSE
 Current...................................         9,351           96,168          416,157          861,082
 Future....................................        20,124          178,597          416,895          178,597
 Benefit realized on loss carried forward..            --               --               --         (764,914)
                                             ------------     ------------     ------------     ------------
                                                   29,475          274,765          833,052          274,765
                                             ------------     ------------     ------------     ------------
NET INCOME.................................        17,068          450,045          992,692        2,309,375
DEFICIT, beginning of period...............   (16,247,660)     (19,024,094)     (17,223,284)     (20,883,424)
                                             ------------     ------------     ------------     ------------
DEFICIT, end of period.....................  $(16,230,592)    $(18,574,049)    $(16,230,592)    $(18,574,049)
                                             ============     ============     ============     ============
NET INCOME PER SHARE
 Basic.....................................  $       0.00     $       0.05     $       0.07     $       0.31
                                             ============     ============     ============     ============
 Diluted...................................  $       0.00     $       0.04     $       0.07     $       0.22
                                             ============     ============     ============     ============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
 Basic.....................................    14,725,187        9,557,613       13,555,811        7,364,447
                                             ============     ============     ============     ============
 Diluted...................................    15,877,802       13,130,760       16,107,154       10,867,193
                                             ============     ============     ============     ============

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. FUNDS) (UNAUDITED)

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -----------------------------     -----------------------------
                                                             2004             2003             2004             2003
                                                         ------------     ------------     ------------     ------------
OPERATING ACTIVITIES
 Net income............................................  $     17,068     $    450,045          992,692     $  2,309,375
 Adjustments to reconcile net income
   to net cash used in operating activities:
  Incentive bonus paid in common shares................       159,705               --          159,705          351,420
  Compensation cost....................................       194,404               --          427,450          742,800
  Depreciation, depletion and amortization.............       324,946          225,560          833,550          598,720
  Write-down of investments............................        63,627               --           63,627               --
  Write-off of deferred financing costs................            --           29,786               --           29,786
  Notes issued in kind for interest on long term debt..        18,677           23,973           74,036           23,973
  Gain on sale of assets...............................            --           (6,050)          (4,948)          (2,255)
  Future income taxes..................................        20,124          178,597          416,895          178,597
  Changes in assets and liabilities
    Subscriptions receivable...........................            --               --        2,335,009               --
    Accounts receivable................................      (678,183)        (135,316)      (1,110,452)        (214,216)
    Prepaid expenses and other current assets..........       (16,831)        (297,702)        (239,507)        (207,467)
    Accounts payable...................................      (119,922)         (72,352)       1,060,447          133,461
    Accrued liabilities................................      (505,110)        (672,029)        (459,828)         (44,993)
    Income taxes payable...............................      (185,649)          96,168         (141,343)          96,168
    Customers' drilling deposits.......................    (1,081,500)       3,011,600       (5,091,500)      (1,939,900)
                                                         ------------     ------------     ------------     ------------
Net cash provided by (used in) operating activities....    (1,788,644)       2,832,280         (684,167)       2,055,469
                                                         ------------     ------------     ------------     ------------
INVESTING ACTIVITIES
  Proceeds from sale of assets.........................            --           17,500          190,600           20,745
  Purchase of property and equipment...................      (135,275)        (236,678)        (357,505)        (712,106)
  Bonds and deposits...................................            --               --          (25,400)              --
  Additions to oil and gas properties, net.............   (11,106,289)      (1,012,445)     (19,825,305)      (3,625,866)
                                                         ------------     ------------     ------------     ------------
Net cash used in investing activities..................   (11,241,564)      (1,231,623)     (20,017,610)      (4,317,227)
                                                         ------------     ------------     ------------     ------------
FINANCING ACTIVITIES
  Decrease in loans to related parties.................        46,494           29,326          123,148           81,905
  Proceeds from issuance of common shares..............     1,127,685          509,815        8,687,725        3,585,699
  Proceeds from issuance of long term debt.............            --        5,000,000               --        8,236,125
  Payments of deferred financing costs.................            --         (410,000)              --         (410,000)
  Payments of long term debt...........................       (19,294)         (17,467)         (65,331)      (2,100,871)
                                                         ------------     ------------     ------------     ------------
Net cash provided by financing activities..............     1,154,885        5,111,674        8,745,542        9,392,858
                                                         ------------     ------------     ------------     ------------
Change in cash.........................................   (11,875,323)       6,712,331      (11,956,235)       7,131,100
Cash, beginning of period..............................    22,514,081        7,450,076       22,594,993        7,031,307
                                                         ------------     ------------     ------------     ------------
Cash, end of period....................................  $ 10,638,758     $ 14,162,407     $ 10,638,758     $ 14,162,407
                                                         ============     ============     ============     ============
SUPPLEMENTAL DISCLOSURE
Interest paid..........................................  $     39,379     $    190,308     $    180,723     $    363,250
Income taxes paid......................................       195,000               --          299,853               --

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
Common shares issued for accounts payable..............        39,379               --          180,723          164,126
Common shares issued upon conversion of notes..........            --        1,235,000        1,613,890        2,495,000

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2004 - (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) General. The accompanying unaudited condensed consolidated financial statements of NGAS Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles in Canada and the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's condensed consolidated financial position at September 30, 2004 and its condensed consolidated results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company changed its corporate name from Daugherty Resources, Inc. to NGAS Resources, Inc. in June 2004.

      (b) Basis of Consolidation. The Company's condensed consolidated financial statements include the accounts of Daugherty Petroleum, Inc. ("DPI"), a Kentucky corporation wholly owned by the Company, Sentra Corporation ("Sentra"), a Kentucky corporation wholly owned by DPI, and NGAS Securities, Inc. ("NGAS Securities"), also a Kentucky corporation wholly owned by DPI. DPI conducts all of the Company's oil and gas drilling and production operations. Sentra owns and operates natural gas distribution facilities in Kentucky. NGAS Securities is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. organized in 2004 to coordinate private placement financings by the Company and DPI. The condensed consolidated financial statements also reflect DPI's interests in a total of 26 drilling programs that it has sponsored and managed since 1996 to conduct drilling operations on its prospects (the "Drilling Programs"). DPI maintains combined interests as both general partner and an investor in the Drilling Programs ranging between 25.75% and 66.67%. The Company accounts for those interests using the proportionate consolidation method, combining DPI's share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the interim periods presented in the condensed consolidated financial statements have been eliminated on consolidation.

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

      (e) Reclassification. Certain amounts reported in the condensed consolidated financial statements for interim periods in 2003 have been reclassified to conform with the presentation in the current period.

NOTE 2. OIL AND GAS PROPERTIES

      (a) Acquisitions. In two separate transactions during August, 2004, DPI acquired oil and gas interests covering approximately 14,737 gross (7,604 net) acres in Leslie and Bell Counties, Kentucky for a total of

$7.8 million. The Company has accounted for both acquisitions under the purchase method. Additional oil and gas properties were acquired after September 30, 2004. See Note 14 - Subsequent Events.

      (b) Capitalized Costs and DD&A. Capitalized costs and accumulated depreciation, depletion and amortization ("DD&A") relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.


                                                    SEPTEMBER 30, 2004                       DECEMBER 31,
                                      ------------------------------------------------           2003
                                                        ACCUMULATED                          -----------
                                         COST              DD&A                NET               NET
                                      -----------       -----------        -----------       -----------
Proved oil and gas properties......   $33,281,389       $(2,873,369)       $30,408,020       $14,053,881
Unproved oil and gas properties....     1,017,879                --          1,017,879           657,879
Wells and related equipment........     4,556,723          (393,408)         4,163,315         1,658,099
                                      -----------       -----------        -----------       -----------

Total oil and gas properties.......   $38,855,991       $(3,266,777)       $35,589,214       $16,369,859
                                      ===========       ===========        ===========       ===========

NOTE 3. PROPERTY AND EQUIPMENT

      The following table presents the capitalized costs and accumulated depreciation for the Company's property and equipment as of September 30, 2004.


                                                 SEPTEMBER 30, 2004                    DECEMBER 31,
                                    --------------------------------------------           2003
                                                    ACCUMULATED                        ----------
                                       COST         DEPRECIATION         NET              NET
                                    ----------      ------------      ----------       ----------
Land............................    $   12,908      $       --        $   12,908       $   12,908
Building improvements...........        20,609          (4,039)           16,570           17,547
Machinery and equipment.........     1,203,510        (318,521)          884,989          857,726
Office furniture and fixtures...        55,665         (20,737)           34,928           26,220
Computer and office equipment...       366,748        (126,192)          240,556          206,748
Vehicles and aircraft...........     1,090,894        (258,423)          832,471          932,939
                                    ----------      ----------        ----------       ----------

Total property and equipment....    $2,750,334      $ (727,912)       $2,022,422       $2,054,088
                                    ==========      ==========        ==========       ==========

NOTE 4. LOANS TO RELATED PARTIES

      Loans to related parties represent loans receivable from certain shareholders and officers of the Company, payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $364,143 at September 30, 2004 and $487,291 at December 31, 2003. These loans bear interest at 6% per annum and are collateralized by ownership interests in Drilling Programs. The loans receivable from officers totaled $171,429 at September 30, 2004 and December 31, 2003. These loans are non-interest bearing and unsecured.

NOTE 5. INVESTMENTS

      The Company has investments of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority, bearing interest at rates ranging from 7% to 8.25% per annum and maturing through July 1, 2010. Under accounting principles generally accepted in the United States, the investments are reportable at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of December 31, 2003, the estimated market value of the bonds was $36,970. During the third quarter of 2004, in accordance with accounting principles generally accepted in Canada, the Company recorded a write-down of $63,627 in the carrying value of the bonds to reflect a permanent decline in value, resulting in a carrying value of $55,454 at September 30, 2004. See Note 13 - United States Accounting Principles.

NOTE 6. DEFERRED FINANCING COSTS

      The Company incurred financing costs of $601,886 during 2003 in connection with the issuance of $5,000,000 principal amount of its 7% convertible notes due September 5, 2008. These costs were initially capitalized and were expected to be amortized ratably over the life of the notes. During the fourth quarter of 2003, $2,800,000 principal amount of the notes were converted into common shares and added to equity, net of $318,087, representing a proportionate amount of the original financing costs. Additional notes in the principal amount of $1,301,721 were converted into common shares in the first nine months of 2004 and added to equity, net of proportionate financing costs of $129,081. Accumulated amortization for the remaining financing costs aggregated $59,957 at September 30, 2004. See Note 9 - Capital Stock.

NOTE 7. GOODWILL

      In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of Statement of Financial Accounting Standards ("SFAS") No. 142 for accounting standards generally accepted in the United States of America. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. Based on analyses of its recorded goodwill performed in October 2002 and 2003, the Company determined that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of September 30, 2004 and December 31, 2003.

NOTE 8. LONG TERM DEBT

      (a) Credit Facility. The Company maintains a credit facility with KeyBank NA of up to $10 million, subject to semi-annual borrowing base determinations by the bank. At September 30, 2004, the borrowing base was $2,675,000. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.75% at September 30, 2004. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at September 30, 2004 and December 31, 2003. The credit limit, borrowing base and total borrowings under the facility were increased after September 30, 2004 in connection with an asset acquisition in the fourth quarter. See Note 14 - Subsequent Events.

      (b) Convertible Notes. The Company has issued a series of convertible notes in private placements to finance a substantial part of its drilling and acquisition activities, including a note private placement completed after September 30, 2004. See Note 14 - Subsequent Events. The notes are convertible by the holders into the Company's common stock at fixed rates (subject to anti-dilution adjustments) and are generally redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. The terms of the notes are summarized below.

                              PRINCIPAL AMOUNT OUTSTANDING AT                     SHARES ISSUABLE AT
                              -------------------------------                     SEPTEMBER 30, 2004
                               SEPTEMBER 30,    DECEMBER 31,       CONVERSION           UPON
      TITLE OF NOTES              2004              2003             PRICE           CONVERSION
      --------------          --------------    ------------      -------------   ------------------
10% Convertible Notes
    due May 1, 2007.........    $  560,500       $  740,500       $        1.50         373,666
8% Convertible Notes
    due April 10, 2008......       770,625          770,625                1.90         405,592
8% Convertible Notes
    due May 1, 2008.........       238,750          500,000                2.25         106,111
7% Convertible Notes
    due September 5, 2008...     1,077,202        2,304,888                4.50         239,378
                                ----------       ----------                           ---------

    Total...................    $2,647,077       $4,316,013                           1,124,747
                                ==========       ==========                           =========

      The Company's 7% Convertible Notes due September 5, 2008 were originally issued during September 2003 in the aggregate principal amount of $5,000,000. Interest on those notes is payable quarterly in cash or additional notes and was required to be paid in kind through September 30, 2004, resulting in the issuance of additional notes aggregating $178,924 as of September 30, 2004.

      (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $396,818 at September 30, 2004 and $414,818 at December 31, 2003.

      (d) Miscellaneous Debt. The following table summarizes other outstanding debt obligations of the Company at September 30, 2004 and December 31, 2003.

                                                                                     PRINCIPAL AMOUNT OUTSTANDING AT
                                                                                     -------------------------------
                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2004               2003
                                                                                     -------------      ------------
TERMS OF DEBT
Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 8.68% to 9.5% per annum,
    collateralized by the acquired equipment and vehicles.........................    $    6,334         $   23,451
Loan payable to unaffiliated company, bearing interest
    at 10% per annum payable quarterly, collateralized
    by assets of subsidiary guarantor.............................................        64,779             64,779
Note payable to unaffiliated individual, payable in
    60 installments of $1,370, together with interest at 8%
    per annum, through 2005.......................................................         8,938             20,397
Loans payable to various banks, payable monthly in
    various amounts, together with interest at rates ranging
    from 4% to 9.75% per annum, through 2005,
    collateralized by receivables and various vehicles............................        26,851             45,605
                                                                                      ----------         ----------

Total.............................................................................    $  106,902         $  154,232
                                                                                      ==========         ==========

      (e) Total Long Term Debt. The following table sets forth the Company's total long term debt and current portion at September 30, 2004 and December 31, 2003. See Note 14 - Subsequent Events.

                                                              PRINCIPAL AMOUNT OUTSTANDING AT
                                                            ----------------------------------
                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 2004                2003
                                                            -------------        -------------
Total long term debt (including current portion)........    $   3,402,843        $   5,137,109
Less current portion....................................          376,995              397,722
                                                            -------------        -------------

Total long term debt....................................    $   3,025,848        $   4,739,387
                                                            =============        =============

NOTE 9. CAPITAL STOCK

      (a) Preferred and Common Shares. The Company has 5,000,000 authorized shares of preferred stock, none of which were outstanding at September 30, 2004 or December 31, 2003. The following table reflects transactions involving the Company's common stock during the reported periods.

                                                                  NUMBER OF
                                                                   SHARES              AMOUNT
                                                                 ----------        -------------
COMMON SHARES ISSUED

    Balance, December 31, 2002............................        5,505,670        $  24,589,797
Issued for cash...........................................          950,000            2,460,450
Issued to employees as incentive bonus....................          360,500              364,680
Issued upon exercise of stock options and warrants........        1,018,131            1,904,164
Issued upon conversion of preferred shares................          625,448            1,784,493
Issued upon conversion of convertible notes...............        2,069,393            4,976,913
Issued for settlement of accounts payable.................          146,888              164,126
                                                                 ----------        -------------
    Balance, December 31, 2003............................       10,676,030           36,244,623
Issued for cash...........................................        2,278,335           10,815,637
Issued upon exercise of stock options and warrants........        1,406,709            3,325,404
Issued upon conversion of convertible notes...............          525,379            1,613,890
Issued for settlement of accounts payable.................           37,113              146,596
Issued for contract settlement............................           86,374              431,870
                                                                 ----------        -------------
    Balance, September 30, 2004...........................       15,009,940        $  52,578,020
                                                                 ==========        =============
COMMON SHARES TO BE ISSUED

Contract and accounts payable settlement..................           19,309        $      85,273
Exercise of options and warrants..........................            1,291                2,672
Grants to employees as incentive bonus....................           42,250              159,705
                                                                 ----------        -------------
    Balance at September 30, 2004.........................           62,850        $     247,650
                                                                 ==========        =============
PAID IN CAPITAL - OPTIONS AND WARRANTS

    Balance, December 31, 2002...............................................      $     763,635
Issued.......................................................................            376,686
                                                                                   -------------
    Balance, December 31, 2003...............................................          1,140,321
Issued.......................................................................            212,855
Exercised....................................................................            (20,250)
                                                                                   -------------
    Balance, September 30, 2004..............................................      $   1,332,926
                                                                                   =============

      During 2003, the Company completed two institutional private placements of its common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in September 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in all of the subscribed shares being classified as common shares to be issued at December 31, 2003. All of the shares were issued in the first week of January 2004 upon receipt of the subscription proceeds.

      In April 2004, the Company completed an institutional private placement of 975,000 common shares at $5.98 per share for $5,832,450. Proceeds from the April 2004 private placement and the 2003 equity financings were allocated primarily to construction of new gathering systems and investments in sponsored Drilling Programs.

      (b) Stock Options and Awards. The Company maintains three stock plans for the benefit of its directors, officers, employees and, in the case of the second and third plans, its consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant. The third plan, adopted in 2003, provides for the grant of stock awards and stock options for an aggregate of up to 4,000,000 common shares. Stock awards may be subject to vesting conditions and trading restrictions specified at the time of grant. Option grants must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. During 2003, initial stock awards were made under this plan for a total of 353,500 shares, subject to shareholder approval of the plan, which was received in June 2004.

      The exercise prices of options outstanding at September 30, 2004 under the Company's stock plans range from $1.02 to $4.09 per share, and their weighted average remaining contractual life is 4.70 years. The following table reflects transactions involving the Company's stock options during 2003 and the first nine months of 2004.

                                                                                  WEIGHTED AVERAGE
              STOCK OPTIONS                    ISSUED         EXERCISABLE          EXERCISE PRICE
              -------------                  ----------       ------------        -----------------
    Balance, December 31, 2002...........    1,585,210         1,585,210                 1.30
                                                               ---------
Issued(1)................................      400,000                                   1.02
Exercised................................     (820,879)                                  1.17
Expired..................................      (45,000)                                  5.00
                                             ---------                             ----------
    Balance, December 31, 2003...........    1,119,331         1,119,331                 1.10
                                                               ---------
Issued(2)................................    2,015,000                                   4.05
Exercised................................     (310,362)                                  1.00
Expired..................................     (438,969)                                  1.23
                                             ---------                             ----------
    Balance, September 30, 2004..........    2,385,000           370,000           $     3.58
                                             =========         =========           ==========

----------
    (1) Granted to employees under stock option plans, exercisable through January 2, 2008 at an exercise price of $1.02 per share.

    (2) Granted to employees and directors under stock option plans at exercise prices ranging from $4.03 to $4.09 per share and vesting in increments from February 25, 2005 through February 25, 2009.

      In accounting for stock options, the Company follows the retroactive method under CICA Handbook Section 3870. See Note 1 - Summary of Significant Accounting Policies. For fiscal years beginning before December 15, 2003, the statement permits compensation costs for stock options to be measured by the intrinsic value method of accounting similar to the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share as if the fair value accounting method had been applied. For fiscal years beginning after December 15, 2003, the statement requires the fair value method of accounting for stock options, consistent with the recognition and measurement provisions of SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation," with retroactive restatement of prior periods to reflect fair value accounting. For the nine months ended September 30, 2004, this resulted in the recognition of $212,855 for compensation cost of options and warrants.

      Under the fair value method, employee stock options are valued at grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. For the three months ended September 30, 2004 and the nine months ended September 30, 2004 and 2003, the fair value estimates for each option grant assumed a risk free interest rate of 4.5%, a dividend yield of 0%, a theoretical volatility of 0.30 and an expected life ranging from one to five years based on the option's vesting provisions. There were no options granted during the three months ended September 30, 2003. Adoption of fair value accounting for stock options to replace the intrinsic value method previously followed by the Company resulted in the restatement of net income and income per share for the nine months ended September 30, 2003 as reflected in the table below, with related adjustments to the deficit as previously reported since 1995.

                                                           INTRINSIC             FAIR
                                                             VALUE               VALUE
                                                            METHOD              METHOD
                                                         ------------        ------------
                                                          (PREVIOUSLY         (RESTATED)
                                                           REPORTED)
NINE MONTHS ENDED SEPTEMBER 30, 2003
Net income...........................................    $ 2,462,975         $  2,309,375
Net earnings per share
    Basic............................................           0.33                 0.31
    Fully diluted....................................           0.24                 0.22
Weighted average fair value of options granted.......           0.38                 0.38

AS OF DECEMBER 31, 2003
Deficit..............................................     16,306,049           17,223,284

      (c) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at September 30, 2004 range from $1.03 to $6.25 per share, and their weighted average remaining contractual life is 2.06 years. The following table reflects transactions involving the Company's common stock purchase warrants during 2003 and the first nine months of 2004.

                                                                                          WEIGHTED AVERAGE
       COMMON STOCK PURCHASE WARRANTS               ISSUED               EXERCISABLE       EXERCISE PRICE
       ------------------------------             ----------             -----------      ----------------
    Balance, December 31, 2002..............       2,559,901              2,559,901               2.76
                                                                          ---------
Issued in financing transactions(1).........         916,453                                      5.12
Issued for consulting services(2)...........         175,000                                      1.55
Exercised...................................        (317,831)                                     2.40
                                                  ----------                                ----------
    Balance, December 31, 2003..............       3,333,523              3,333,523               3.43
                                                                          ---------
Issued in financing transactions(3).........         330,525                                      6.25
Exercised...................................      (1,097,638)                                     2.73
Expired.....................................        (689,062)                                     3.06
                                                  ----------                                ----------
    Balance, September 30, 2004.............       1,877,348              1,877,348         $     4.42
                                                  ==========              =========         ==========

----------
    (1) Expiring from September 13, 2006 through December 31, 2008

    (2) Expiring from April 3, 2004 through April 2, 2008.

    (3) Expiring from April 29, 2007 through April 29, 2009.

NOTE 10. INCOME PER SHARE

      The Company follows CICA Handbook Section 3500, "Earnings per Share." The statement requires the presentation of both basic and diluted earnings per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three months ended September 30, 2004, the assumed exercise of outstanding stock options and warrants would have a dilutive effect on EPS because some of their exercise prices were below the average market price of the common stock during the period. For the three months ended September 30, 2003 and nine months ended September 30, 2004 and 2003, the assumed exercise of outstanding stock options and warrants and conversion of outstanding convertible notes and, for the 2003 periods, convertible preferred shares would have a dilutive effect on EPS because the exercise or conversion prices for some of these instruments were below the average market price of the common stock during the periods. The following table sets forth the computation of diluted EPS for the reported periods.

DILUTED EPS

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                     -------------------------------       -----------------------------
                                                         2004               2003               2004              2003
                                                     -----------       -------------       -----------       -----------
Numerator:
Net income as reported for basic EPS............     $    17,068       $     450,045       $   992,692       $ 2,309,375
Adjustments to income for diluted EPS...........              --              48,347            56,520           124,600
                                                     -----------       -------------       -----------       -----------
    Net income for diluted EPS..................     $    17,068       $     498,392       $ 1,049,212       $ 2,433,975
                                                     ===========       =============       ===========       ===========
Denominator:
Weighted average shares for basic EPS...........      14,725,187           9,557,613        13,555,811         7,364,447
Effect of dilutive securities:
    Stock options...............................         642,795             957,620           952,136         1,018,815
    Warrants....................................         509,820             980,486           806,119           568,204
    Convertible notes...........................              --           1,588,196           793,088         1,705,969
    Convertible preferred shares................              --              46,845                --           209,758
                                                     -----------       -------------       -----------       -----------
Adjusted weighted average shares and
    assumed conversions for dilutive EPS........      15,877,802          13,130,760        16,107,154        10,867,193
                                                     ===========       =============       ===========       ===========

Diluted EPS.....................................     $      0.00       $        0.04       $      0.07       $      0.22
                                                     ===========       =============       ===========       ===========

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

                REPORTING PERIOD                      DRILLING CONTRACT REVENUE
                ----------------                      -------------------------
Three months ended September 30, 2004..............       $    6,561,100
Three months ended September 30, 2003..............            3,866,000
Nine months ended September 30, 2004...............           27,927,475
Nine months ended September 30, 2003...............           14,924,000

NOTE 12. SEGMENT INFORMATION

      The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company's business segments.

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                              -----------------------------       ----------------------------
                                                  2004              2003              2004             2003
                                              -----------       -----------       -----------       ----------
REVENUE, NET:
Oil and gas development................       $ 8,358,071       $ 4,885,141       $32,251,122       17,567,465
Corporate..............................                --                --                --               --
                                              -----------       -----------       -----------       ----------
    Total..............................         8,358,071         4,885,141        32,251,122       17,567,465
                                              -----------       -----------       -----------       ----------
DD&A:
Oil and gas development................           295,479           199,800           741,629          536,067
Corporate..............................            29,467            25,760            91,921           62,653
                                              -----------       -----------       -----------       ----------
    Total..............................           324,946           225,560           833,550          598,720
                                              -----------       -----------       -----------       ----------
INTEREST EXPENSE:
Oil and gas development................            34,674            51,767           102,477          162,758
Corporate..............................            52,876           101,910           181,776          195,552
                                              -----------       -----------       -----------       ----------
    Total..............................            87,550           153,677           284,253          358,310
                                              -----------       -----------       -----------       ----------
NET INCOME (LOSS):
Oil and gas development................           184,791           782,349         1,662,086        3,792,542
Corporate..............................          (167,723)         (332,304)         (669,394)      (1,483,167)
                                              -----------       -----------       -----------       ----------
    Total..............................            17,068           450,045           992,692        2,309,375
                                              -----------       -----------       -----------       ----------
CAPITAL EXPENDITURES:
Oil and gas development................        11,196,473         1,170,230        20,063,642        4,100,603
Corporate..............................            45,091            78,893           119,168          237,369
                                              -----------       -----------       -----------       ----------
    Total..............................       $11,241,564       $ 1,249,123        20,182,810        4,337,972
                                              ===========       ===========       -----------       ==========

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2004               2003
                                                                                 -------------      ------------
IDENTIFIABLE ASSETS:
Oil and gas development....................................................       $43,165,618       $29,702,445
Corporate..................................................................         8,834,691        16,365,997
                                                                                  -----------       -----------
    Total..................................................................       $52,000,309       $46,068,442
                                                                                  ===========       ===========

NOTE 13. UNITED STATES ACCOUNTING PRINCIPLES

      (a) Differences Reflected in Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada ("Canadian GAAP"), which are different in some respects than accounting principles generally accepted in the United States of America ("U.S. GAAP"). The only differences that affect the Company's consolidated financial statements for the reported periods involve the adoption of fair value accounting for stock options described in Note 9, which would not be required until 2005 under U.S. GAAP, and the accounting treatment of the Company's investment in municipal bonds described in Note 5, which would have partially reversed prior writedowns with an addition of $18,484 to other comprehensive income under U.S. GAAP for the nine months ended September 30, 2004..

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

            (iv) SFAS No. 150. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after September 15, 2003. The statement is not expected to have a material impact on the Company's condensed consolidated financial statements.

NOTE 14. SUBSEQUENT EVENTS

      (a) Convertible Note Financing. On October 4, 2004, the Company completed an institutional private placement of its 7% Convertible Note due October 4, 2009 in the principal amount of $6,100,000, along with warrants to purchase up to 440,000 common shares at an exercise price of $6.00 per share. The Company has the right to repay any unconverted portion of the note at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. The note is repayable upon any event of default in cash at the greater of 115% of its principal amount or 100% of the prevailing market price of the underlying conversion shares. The note is convertible into common shares at the option the holder at an initial conversion price of $6.00. The conversion price of the note and exercise price of the related warrants are subject to anti-dilution adjustments for any recapitalization transaction and for any issuance of common stock or rights to acquire common stock for consideration less than the prevailing conversion or exercise price. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved incentive plans or in a public offering, business acquisition or strategic transaction. In addition, no anti-dilution adjustments will be made to the extent they would increase the total shares issuable under the Note and related warrants above 3,000,487 common shares.

      (b) Asset Acquisition. On October 12, 2004, DPI acquired oil and gas assets from Stone Mountain Energy, LLC ("SME") located in Bell, Harlan and Leslie Counties, Kentucky and Lee County, Virginia, covering approximately 75,000 gross (61,875 net acres). The Company paid $27 million for the SME assets and assumed future SME obligations under its oil and gas leases, farm-out agreements and operating contracts. Funding for the acquisition was provided from working capital, borrowings of $15 million the Company's secured credit facility and part of the proceeds from the Company's institutional private placement of its 7% convertible note. The Company will account for the SME asset acquisition under the purchase method. The purchase price was allocated among the acquired assets as of the closing date.

      (c) Increase in Credit Facility. In connection with the SME acquisition, the Company's credit facility with KeyBank NA was increased in October 2004 to $20 million, subject to semi-annual borrowing base determinations by the bank. The borrowing base at the time of the acquisition was established at $15 million, and the interest rate was lowered to 1% above the bank's prime rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      NGAS Resources, Inc. (the "Company") is an independent energy and natural resources company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. Through our wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interests in sponsored drilling partnerships (the "Drilling Programs"), we actively acquire and develop natural gas interests in our core operating areas. DPI also constructs and maintains gas gathering systems for our wells, owns inactive gold and silver prospects in Alaska, owns and operates natural gas distribution facilities in Kentucky through its wholly owned subsidiary, Sentra Corporation ("Sentra"), and coordinates our private placement financings through its wholly owned subsidiary, NGAS Securities, Inc. Our principal and administrative offices are located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "NGAS," and we maintain a website with information about us at www.ngas.com.

      We commenced oil and gas operations in 1993 with the acquisition of DPI and have sponsored 26 separate Drilling Programs through the date of this report. In June 2004, we changed our corporate name from Daugherty Resources, Inc. to NGAS Resources, Inc. The name change reflects our focus on natural gas development and production and reinforces our association with the NGAS acronym from its use as the Nasdaq trading symbol for our common stock and the Internet address of our website. Unless otherwise indicated, references in this report to "we," "our" or "us" include the Company as well as DPI, its subsidiaries and its interests in the Drilling Programs.

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

      - Acceleration of Drilling Operations. Historically, we have relied on development drilling for production and reserve growth, concentrating on geographic areas of the Appalachian Basin where we have established expertise and little competition from major independent energy companies. To help finance our drilling initiatives, we sponsor and manage Drilling Programs for private investors, historically contributing up to 30% of total program capital raised by each limited partnership Drilling Program and up to 66.67% of joint venture Drilling Program capital. Since 1999, we drilled 270 natural gas wells though our Drilling Programs, including 89 gross (26.7680 net) wells in 2003 and 103 gross (34.5631 net) wells in the first nine months of 2004. We sponsored Drilling Programs for up to 140 new wells in 2004 and increased our working interest in program wells to 30.7%.

      - Acquisition of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our experience as a regional operator. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, geographic concentration and working interest levels permitting operation of acquired properties. During the third and fourth quarters of 2004, we completed three separate acquisitions of oil and gas interests covering a total of 89,737 acres near our core operating areas. See "Acquisition Activity."

      - Acquisition of Additional Drilling Prospects. We focus on expanding our substantial inventory of drilling prospects that meet our criteria for building predictable, long-lived reserves in our core operating areas of the Appalachian Basin. Over the last several years, we acquired oil and gas drilling rights covering approximately 100,000 acres on the southeastern edge of the Big Sandy Gas Field in eastern Kentucky (the "Leatherwood Field") as well as leases and farmouts covering 22,500 acres on the north side of the Pine Mountain Fault System near the Leatherwood Field (the "Straight Creek Field"). We plan to continue capitalizing on opportunities to acquire large tracts with significant unproved gas development potential as well as established infrastructure, adding to our inventory of exploratory prospects relatively close to fields with gas production histories and pipelines.

      - Extension of Gas Gathering Systems. We construct and operate gas gathering facilities to connect our wells to interstate pipelines with access to major natural gas markets. In addition to generating gas transmission and compression revenues, our 100% ownership of our gathering systems gives us control over third-party access, providing competitive advantages in acquiring and developing nearby acreage. As of December 31, 2003, our gas gathering facilities aggregated approximately 112 miles in our core operating areas, with connections to a total of 292 natural gas wells. In the first nine months of 2004, we extended our gathering systems by an additional 42 miles, including a four-mile, eight-inch steel gathering line that connects our Straight Creek wells to a major regional pipeline through a gathering system in southeastern Kentucky and eastern Tennessee owned by Duke Energy Gas Services Corporation. We also began work on an 18-mile extension of that system to connect our new wells in the Leatherwood Field.

      - Disciplined Approach to Drilling. Most of our natural gas wells are drilled to relatively shallow total depths up to 5,100 feet, generally encountering five distinct and predictable pay zones. This disciplined approach helps reduce drilling risks, as reflected in our success rate. We complete and produce our wells from multiple pay zones whenever possible, eliminating the costs and complexities of deferred completions with behind-pipe gas. As of September 30, 2004, we operated a total of 454 natural gas wells, primarily in the Appalachian Basin. While our wells typically produce at modest initial volumes and pressures, they also demonstrate low annual decline rates, often producing for 25 years or more.

ACQUISITION ACTIVITIES

      In two separate transactions during August 2004, we acquired approximately 14,737 gross (7,604 net) acres of oil and gas leases in Leslie and Bell Counties, Kentucky for a total of $7.8 million, or $1.20 per Mcfe, based on estimated proved reserves of over 6.5 Bcfe for the acquired interests. We funded the acquisitions from working capital.

      In October 2004, we completed an additional acquisition of oil and gas interests covering approximately 75,000 gross (61,875 net) acres from Stone Mountain Energy Company, L.C. ("SME") in Bell, Harlan and Leslie Counties, Kentucky and Lee County, Virginia. We paid $27 million for the acquired interests, or $1.16 per Mcfe, based on their estimated proved gas reserves of
23.2 Bcfe of as of December 31, 2003. Funding for the SME acquisition was provided from working capital, borrowings of $15 million under our secured credit facility and part of the proceeds from our institutional private placement of $6.1 million principal amount of our 7% convertible note due October 4, 2009. See "Liquidity and Capital Resources." The SME acquisition, along with our August 2004 acquisitions, increased our current net daily production to approximately 6,000 Mcfe per day from over 570 wells we now operate in the region.

      Gas production from the SME properties was delivered through a gathering system in southeastern Kentucky owned by Duke Energy Gas Services Corporation and operated by SME. Prior to the acquisition, we delivered natural gas production from our Straight Creek Field to Duke's gathering system. In connection with the SME acquisition, we expanded our arrangements with Duke to dedicate both our Straight Creek and acquired SME production for delivery to a major regional pipeline through a gathering system in southeastern Kentucky and eastern Tennessee through Duke's gathering system. By integrating operations on the acquired acreage with our existing field activities in the region, we expect to expand our throughput to major natural gas markets serviced through Duke's system and strengthen our competitive position in the region.

DRILLING OPERATIONS

      Drilling Program Structure. Most of our Drilling Programs are limited partnerships structured to minimize drilling risks and optimize tax advantages for private investors. To develop exploratory prospects with higher risk profiles, we generally rely on smaller, specialized joint ventures with strategic and industry partners or other suitable investors. At the commencement of operations, drilling rights for specified wells are assigned by DPI to each Drilling Program, which enters into turnkey drilling contracts with DPI for drilling and completing the wells at specified prices. We are responsible for any drilling and completion costs exceeding the contract price, and we are entitled to any surplus if the contract price exceeds our costs.

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

      - Based on our 25% to 30% capital investment in limited partnership Drilling Programs, we control a drilling budget up to four times greater than we could support on our own. This helps us complete for attractive properties with by increasing our drilling commitments under oil and gas leases and farmout agreements. It also increases our buying power for drilling services and materials, contributing to lower overall development costs.

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

      - By conducting drilling operations on our undeveloped prospects through specially tailored joint ventures and retaining majority ownership interests, we are expanding our inventory of developmental locations with lower risk profiles for subsequent Drilling Programs, while adding to our proved reserves, both developed and undeveloped.

      Drilling Program Financings. During 2003, we raised outside capital of $19,329,750 for our limited partnership Drilling Programs and $2,950,000 for our joint ventures. In 2004, we completed private placements of interests in two separate limited partnership Drilling Programs, with contributed capital aggregating $31,290,000 from outside investors. We have a 30.7% interest in each of the 2004 Drilling Programs, which have entered into turnkey drilling contracts for a total of 140 wells to be drilled through the first quarter of 2005.

      Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during the 2003 and the first nine months of 2004. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our Drilling Programs, without giving effect to any reversionary interest we may subsequently earn in those programs. Productive wells listed below include wells that were drilled and successfully tested in at least one primary pay zone but were awaiting construction of gathering systems prior to completion at the end of the reported period.

                                                        DEVELOPMENT WELLS            EXPLORATORY WELLS
                                                  ---------------------------     -----------------------
                                                    PRODUCTIVE           DRY         PRODUCTIVE      DRY
                                                  ---------------       -----     ----------------  -----
                                                  GROSS      NET        GROSS     GROSS      NET    GROSS
                                                  -----    -------      -----     -----    -------  -----
Year ended December 31, 2003...............        79      20.1013        --        10      6.6667    --
Nine months ended September 30, 2004.......        88      24.5631        --        15     10.0000    --

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

RESULTS OF OPERATIONS

      Quarters Ended September 30, 2004 and 2003 Total revenues for the quarter ended September 30, 2004 were $8,358,071, an increase of 71% from $4,885,141 in the same quarter last year. Our revenue mix for the third quarter of 2004 was 79% contract drilling, 17% oil and gas production and 4% natural gas transmission and compression. For the comparable quarter of 2003, our total revenues were derived 79% from contract drilling, 15% from oil and gas production and 6% from natural gas transmission and compression activities.

      Contract drilling revenues were $6,561,100 for the third quarter of 2004, up 70% from $3,866,000 in the comparable quarter of 2003. This reflects both the size and the timing of Drilling Program financings, from which we derive substantially all our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives the net proceeds from these financings as customers' drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Drilling operations for both of our 2004 limited partnership Drilling Programs were ongoing during the third quarter of 2004, when we drilled 25 gross (6.9940 net) natural gas wells, all of which have been completed as producers or successfully tested in at least one primary pay zone as of the date of this report.

      Production revenues were $1,452,338 for the third quarter of 2004, an increase of 94% from $749,340 in the comparable quarter of 2003. This reflects an increase of 63% in our production volumes to 224,615 Mcf of gas equivalents ("Mcfe") in the third quarter of 2004 from 137,512 Mcfe in the same quarter last year. Our growth in production volumes resulted from new wells brought on line since the end of September 2003. Our average sales price of natural gas (before certain transportation charges) was $6.54 in the third quarter of 2004 compared to $5.46 per Mcf in the corresponding quarter last year, reflecting continued strength in natural gas prices. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the third quarter of 2004, approximately 40% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $344,633 during the third quarter of 2004, up 28% from $269,801 in the comparable quarter of 2003. This reflects continued reliance on our own gathering systems for our new wells, generating transmission and compression revenues from the Drilling Programs, net of our working interests in those wells. During the third quarter of 2004, we extended our natural gas gathering systems for new wells by approximately 18 miles. Our gas transmission and compression revenues for the third quarter of 2004 also reflect a contribution of $36,818 from Sentra's gas utility sales, up 9% from $33,874 in the same quarter last year.

      Total direct expenses increased by 144% to $5,847,560 for the third quarter of 2004 compared to $2,398,538 for the third quarter of 2003. Our direct expense mix for the current reported quarter was 88% contract drilling, 9% oil and gas production and 3% natural gas transmission and compression. For the comparable quarter of 2003, our total direct expenses were incurred 85% in contract drilling, 9% in oil and gas production and 6% in natural gas transmission and compression.

      Contract drilling expenses were $5,157,915 during the third quarter of 2004, an increase of 155% from $2,026,249 in the same quarter last year. This reflects the substantial level of drilling activities on behalf of our sponsored Drilling Programs, as well as an increase of approximately 1,000 feet in the average depth of our new wells. The greater depth of these wells adds incrementally to the variable costs paid to outside contractors and to well completion complexities and expenditures. The greater depth also adds to steel casing requirements, prices for which increased by approximately 50% in the first nine months of 2004, with further price increases anticipated on an industry wide basis throughout the year. In response to these developments, we increased the price established for drilling and completing new wells under turnkey drilling contracts by 10%, starting with our second 2004 limited partnership Drilling Program.

      Production expenses increased 127% to $517,113 in the third quarter of 2004, compared to $227,853 in the same quarter last year, reflecting our substantial growth in production volumes. As a percentage of oil and gas production revenues, production expenses increased to 36% in the third quarter of 2004 from 30% in the same quarter last year. The difference in margin reflects a greater allocation of our field operating resources to oil and gas production activities in the third quarter of 2004, including construction of gas gathering lines.

      Gas transmission and compression expenses in the third quarter of 2004 were $172,532, an increase 19% from $144,436 in the same quarter last year. As a percentage of gas transmission and compression revenues, these expenses decreased to 50% in the current reported quarter from 54% in the third quarter of 2003, reflecting economies of scale and field operating efficiencies. Gas transmission and compression expenses do not reflect capitalized costs of $1,557,930 in the third quarter of 2004 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

      Selling, general and administrative ("SG&A") expenses were $1,901,190 in the third quarter of 2004, an increase of 32% from $1,437,407 in the same quarter last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs. The higher SG&A expenses for the third quarter of 2004 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses. With the expansion of our operations, we also achieved various economies of scale, reflected by a decrease in SG&A expenses as a percentage of total revenues to 23% in the current reported quarter compared to 29% in the third quarter of 2003.

      Beginning in 2004, we adopted the fair value method of accounting for employee stock options, with retroactive prior period restatement to reflect this method instead of the intrinsic value method we previously followed. Under the new method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. This resulted in the recognition of additional compensation cost of $104,373 in the third quarter of 2004.

      Depreciation, depletion and amortization ("DD&A") increased 44% to $324,946 in the third quarter of 2004 from $225,560 in the same quarter of 2003. The increase in DD&A expense reflects additions to oil and gas properties, gas gathering systems and related equipment.

      Interest expense for the third quarter of 2004 was $87,550, down 43% from $153,677 in the third quarter of 2003. This reflects a reduction of our total outstanding debt since September 2003, partially offset by higher interest rates from the repayment of borrowings under our credit facility with proceeds from convertible notes. See "Liquidity and Capital Resources."

      We realized net income of $17,068 for the third quarter of 2004, compared to $450,045 realized in the third quarter of 2003, reflecting the foregoing factors. Basic earnings per share were $0.00 based on 14,725,187 weighted average common shares outstanding in the third quarter of 2004, compared to $0.05 per share based on 9,557,613 weighted average common shares outstanding in the same quarter last year.

      Nine months Ended September 30, 2004 and 2003 Total revenues for the nine months ended September 30, 2004 were $32,251,122, an increase of 84% from $17,567,465 in the same period last year. Our revenue mix for the first nine months of 2004 was 87% contract drilling, 10% oil and gas production and 3% natural gas transmission and compression. For the comparable period in 2003, our total revenues were derived 85% from contract drilling, 10% from oil and gas production and 5% from natural gas transmission and compression activities.

      Contract drilling revenues were $27,927,475 for the first nine months of 2004, up 87% from $14,924,000 in the comparable period of 2003. This reflects both the increased size of our recent Drilling Programs and the timing of the Drilling Program financings. Drilling operations for our year-end 2003 limited partnership and 2003 joint venture Drilling Programs were ongoing during the first quarter of 2004, and our initial 2004 limited partnership Drilling Program was actively engaged in the drilling phase in the second and third quarters. For the first nine months of 2004, we drilled a total of 103 gross (34.5631 net) natural gas wells, all of which have been completed as producers or successfully tested in at least one primary pay zone as of the date of this report.

      Production revenues were $3,230,351 for the first nine months of 2004, an increase of 78% from $1,815,630 in the comparable period in 2003. This reflects an increase of 60% in our production volumes to

551,040 Mcfe in the first nine months of 2004 from 344,802 Mcfe in the same period last year. Our growth in production volumes resulted from new wells brought on line since the end of September 2003. The growth in production revenues also reflects a 12% increase in our average sales price of natural gas (before certain transportation charges) to $5.94 per Mcf in the first nine months of 2004 from $5.30 per Mcf in the corresponding period in 2003, reflecting continued strength in natural gas prices. Principal purchasers of our natural gas production are gas marketers and transmission companies with facilities near our producing properties. During the first nine months of 2004, approximately 40% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $1,093,296 during the first nine months of 2004, up 32% from $827,835 in the comparable period in 2003. This primarily reflects increased reliance on our own gathering systems for our new wells, generating transmission and compression revenues from the Drilling Programs holding the working interests in those wells. During the first nine months of 2004, we extended our natural gas gathering systems for new wells by approximately 42 miles. Our gas transmission and compression revenues for the first nine months of 2004 also reflect a contribution of $220,787 from Sentra's gas utility sales, up 17% from $189,194 in the same period last year.

      Total direct expenses increased by 189% to $22,373,428 for the first nine months of 2004 compared to $7,752,593 for the first nine months of 2003. Our direct expense mix for the current reported period was 92% contract drilling, 5% oil and gas production and 3% natural gas transmission and compression. For the comparable period in 2003, our total direct expenses were incurred 87% in contract drilling, 8% in oil and gas production and 5% in natural gas transmission and compression.

      Contract drilling expenses were $20,499,504 during the first nine months of 2004, an increase of 206% from $6,704,598 in the same period last year. This primarily reflects the substantial level of drilling activities on behalf of our sponsored Drilling Programs, as well as an increase of approximately 860 feet in the average depth of our new wells. The greater depth of these wells adds incrementally to the variable costs paid to outside contractors and to well completion complexities and expenditures. The greater depth also adds to steel casing requirements, prices for which increased by approximately 50% in the first nine months of 2004, with further price increases anticipated on an industry wide basis throughout the year. In response to these developments, we increased the price established for drilling and completing new wells under turnkey drilling contracts by 10%, starting with our second 2004 limited partnership Drilling Program.

      Production expenses increased 83% to $1,187,200 in the first nine months of 2004, compared to $648,797 in the same period last year, reflecting our substantial growth in production volumes. As a percentage of oil and gas production revenues, production expenses increased slightly to 37% in the first nine months of 2004 from 36% in the same period last year.

      Gas transmission and compression expenses in the first nine months of 2004 were $686,724, an increase 72% from $399,198 in the same period last year. As a percentage of gas transmission and compression revenues, these expenses increased to 63% in the current reported period from 48% in the first nine months of 2003. Gas transmission and compression expenses do not reflect capitalized costs of $2,670,124 in the first nine months of 2004 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

      SG&A expenses were $6,831,254 in the first nine months of 2004, an increase of 21% from $5,635,136 in the same period last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs, as well as costs for supporting expanded operations as a whole. With the expansion of our operations, we also achieved various economies of scale, reflected by a decrease in SG&A expenses as a percentage of total revenues to 21% in the current reported period compared to 32% in the first nine months of 2003.

      Beginning in 2004, we adopted the fair value method of accounting for employee stock options, with retroactive prior period restatement to reflect this method instead of the intrinsic value method we previously followed. Under the new method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. We recognized additional compensation cost of $212,855 in the first nine months of 2004 and restated our results for the first nine months of 2003 to record compensation cost of $742,800, which includes a previously reported compensation charge of $589,200 from the exercise of employee stock options with a stock-for-stock or "cashless" exercise feature and from the issuance of common stock purchase warrants for corporate consulting services.

      DD&A increased 39% to $833,550 in the first nine months of 2004 from $598,720 for the same period in 2003. The increase in DD&A expense reflects additions to oil and gas properties, gas gathering systems and related equipment.

      Interest expense for the first nine months of 2004 was $284,253, down 21% from $358,310 in the first nine months of 2003. This reflects a reduction in our total outstanding debt since September 2003, partially offset by higher interest rates from the repayment of borrowings under our credit facility with proceeds from convertible notes. See "Liquidity and Capital Resources" below.

      We recognized income tax expense of $833,052 in the first nine months of 2004, of which $416,895 was recorded as a future tax liability. Our current income tax expense for the first nine months of 2004 was reduced to $416,157, primarily from our proportionate share of IDC from our Leatherwood joint venture Drilling Program and a 15% allocation of IDC from our first 2004 limited partnership Drilling Program. The 15% functional allocation of IDC from limited partnership Drilling Programs was initiated in 2004 to compensate for our full utilization of all loss carryforwards at the DPI level in 2003.

      We realized net income of $992,692 for the first nine months of 2004, compared to $2,309,375 in the first nine months of 2003, reflecting the foregoing factors. Basic earnings per share were $0.07 based on 13,555,811 weighted average common shares outstanding in the first nine months of 2004, compared to $0.31 per share based on 7,364,447 weighted average common shares outstanding in the same period last year.

      The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. Net cash provided by our operating activities in the first nine months of 2004 was $2,963,007 before working capital adjustments, with net cash of $684,167 used in operating activities after accounting for changes in assets and liabilities for the period. Our cash position during the first nine months of 2004 was decreased by the use of $20,017,610 in investing activities, comprised primarily of net additions of $19,825,305 to our oil and gas properties. This was partially offset by $8,745,542 provided by financing activities, primarily reflecting an equity financing in April 2004. See "Capital Resources" below. As a result of these activities, net cash decreased from $22,594,993 at December 31, 2003 to $10,638,758 at September 30, 2004.

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

      In April 2004, we completed a $5,832,450 equity infusion in a private placement with institutional investors, issuing a total of 975,000 common shares at $5.98 per share. During 2003, we completed two institutional private placements of common stock, issuing 900,000 shares at $2.85 per share for $2,565,000 in September 2003 and an additional 1,303,335 shares at $4.50 per share for $5,865,000 at year end. A portion of the proceeds from the second equity financing were received immediately after year end, resulting in their classification as subscriptions receivable. The proceeds from these equity financings and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs. See "Drilling Operations - Drilling Program Financings" above.

      We have issued six separate series of convertible notes since 2002 in the aggregate principal amount of $14,756,125, including convertible notes issued to institutional investors (the "Institutional Notes") in the aggregate principal amounts of $5,000,000 in September 2003 and $6,100,000 in October 2004. The notes bear interest at rates ranging from 4% to 10% per annum. The notes of each series are convertible at the option of the holders into our common stock at prices ranging from $0.85 to $6.00 per share and are generally redeemable at the option of the Company at 100% of their principal amount plus accrued interest through the date of redemption. As a result of note conversions totaling $5,295,000 in 2003 and $1,742,971 in the first nine months of 2004, the aggregate principal amount of our convertible notes outstanding at September 30, 2004 was reduced to $2,647,077, before accounting for the Institutional Note for $6,100,000 issued in October 2004.

      The Institutional Notes issued in September 2003 and October 2004 have several features not provided under prior note financings. Interest at 7% per annum on the Institutional Notes issued in September 2003 is payable quarterly in cash or additional Institutional Notes ("PIK Notes") and was required to be paid in PIK Notes through September 30, 2004. We issued PIK Notes aggregating $178,923 as of September 30, 2004. We have the right to repay any unconverted Institutional Notes at maturity either in cash or in common shares valued for that purpose at 90% of their prevailing market price. As of September 30, 2004, Institutional Notes in the aggregate principal amount of $4,101,721 had been converted into common shares at the original conversion price, leaving $1,077,202 principal amount of those Institutional Notes and PIK Notes outstanding at the end of the current reporting period.

      In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA. As of September 30, 2004, the credit limit for the facility was $10 million, subject to semi-annual borrowing base determinations by the bank. Borrowings under the facility bear interest payable monthly at 1.25% above the bank's prime rate, amounting to 5.75% at September 30, 2004. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at September 30, 2004 and December 31, 2003. In connection with our SME acquisition in October 2004, the credit facility was increased to $20 million, subject to semi-annual borrowing base determinations by the bank. The borrowing base at the time of the acquisition was established at $15 million, and the interest rate was lowered to 1% above the bank's prime rate. See "Acquisition Activities."

      Our remaining long term debt outstanding at September 30, 2004 aggregated $396,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $106,902 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financings to repay our outstanding long term debt at maturity.

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

      We expect our cash reserves, cash flow from operations and funds available under our credit facility to provide adequate working capital to meet our capital expenditure objectives through [the end of 2004], including our anticipated contributions to Drilling Programs. See "Drilling Operations - Drilling Program Financings" above. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future Drilling Programs.

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

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2004. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the third quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------
   3.1      Notice of Articles, certified on September 3, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act
            (incorporated by reference to Exhibit 3.1 to Current Report on Form
            8-K [File No. 0-12185], filed September 29, 2004).

   3.2 Alteration to Notice of Articles, certified on September 25, 2004 by the Registrar of Corporations under the British Columbia Business
            Corporations Act (incorporated by reference to Exhibit 3.2 to
            Current Report on Form 8-K [File No. 0-12185], filed September 29,
            2004).

   3.3 Articles dated September 25, 2004, as amended and restated for corporate transition under the British Columbia Business
            Corporations Act (incorporated by reference to Exhibit 3.3 to
            Current Report on Form 8-K [File No. 0-12185], filed September 29,
            2004).

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

  10.4      Form of Common Stock Purchase Warrant dated September 13, 2003
            (incorporated by reference to Exhibit 10.1 to Current Report on Form
            8-K [File No. 0-12185] dated September 13, 2003).

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

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed September 25, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NGAS RESOURCES, INC.

Date: November 9, 2004                    By:    /s/  William S. Daugherty
                                             -----------------------------------
                                                     William S. Daugherty
                                                    Chief Executive Officer
                                                  (Duly Authorized Officer)
                                                (Principal Executive Officer)