Form 10KSB
period 2004-12-31
NGAS Resources Inc
filed 2005-03-16
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                      FOR THE YEAR ENDED DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Item S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $47,980,285.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the last sale price of the common stock on March 8, 2005, was $89,090,204.

As of March 8, 2005, there were 15,862,126 shares of the issuer's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I:
   Item 1.    Business...................................................      1
   Item 2.    Properties.................................................      8
   Item 3.    Legal Proceedings..........................................     12
   Item 4.    Submission of Matters to Security Holders..................     13
PART II:
   Item 5.    Market for Common Equity and Related Matters...............     13
   Item 6.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........     14
   Item 7.    Index to Financial Statements..............................     21
   Item 8.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................     21
   Item 8A.   Controls and Procedures....................................     21
PART III:
   Item 9.    Directors and Executive Officers; Compliance with
                 Section 16(a) of the Exchange Act.......................     22
   ITEM 13.   EXHIBITS...................................................     23
CONSOLIDATED FINANCIAL STATEMENTS........................................    F-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     NGAS Resources, Inc. (the "Company") is an independent energy company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. Through our operating subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interests in sponsored drilling partnerships (the "Drilling Programs"), we actively acquire and develop natural gas interests in our core operating areas. Directly and through its wholly owned subsidiaries, DPI also constructs and maintains gas gathering systems for our wells, operates natural gas distribution facilities for two communities in Kentucky, operates a gas gathering system connecting major natural gas supply basins, coordinates our private placement financings and owns inactive gold and silver prospects in Alaska. Our principal and administrative offices are located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "NGAS," and we maintain a website with information about us at www.ngas.com.

     We commenced oil and gas operations in 1993 with the acquisition of DPI. In June 2004, we changed our corporate name from Daugherty Resources, Inc. to NGAS Resources, Inc., reflecting our focus on natural gas development and production. Unless otherwise indicated, references in this report to "we," "our" or "us" include the Company as well as DPI, its subsidiaries and its interests in the Drilling Programs. As used in this report, "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bbl" means barrel, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of gas equivalents (determined at the ratio of six Mcf of natural gas to one Bbl of oil), "Mmcfe" means million cubic feet of gas equivalents and "Dth" means dekatherms. This report includes various other capitalized terms that are defined when first used.

OBJECTIVES

     We have structured our business to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. During 2004, we increased our production by 77% and our total revenues by 75% over 2003 levels, while adding 34,703 Mmcfe to our estimated proved reserves both through drilling and acquisitions. At December 31, 2004, the standardized measure of discounted future net cash flows from those reserves was $92.4 million, up 175% from the prior year end. We drilled 155 wells in 2004, all successfully, and completed property acquisitions for approximately 90,000 acres during the year, increasing our position in the Appalachian Basin to over 250,000 acres at year end, with interests in 609 wells. To support our growth, we raised $46.5 million in capital during 2004, directly and through Drilling Programs, while earning $0.12 per weighted average basic share outstanding for the year. Our goal is to sustain and efficiently manage our growth.

STRATEGY

     Our strategy for continuing to realize our operational and financial objectives emphasizes several components. Each is aimed at positioning us to capitalize on natural gas development opportunities and long range pricing expectations for this commodity.

     - Acceleration of Drilling Operations. Historically, we have focused on development drilling for production and reserve growth, concentrating on geographic areas of the Appalachian Basin where we have established expertise and little competition from major independent energy companies. To help finance our drilling initiatives, we sponsor and manage Drilling Programs for private investors, contributing between 25% to 66.67% of total program capital and maintaining a proportionate working interest in program wells. In the last five years, we drilled 317 gross (96.8478 net) gas wells through our Drilling Programs. This includes 155 gross (49.7149 net) wells during 2004, reflecting an increase in drilling activity of 74% compared to 89 gross (26.7680 net) wells drilled in 2003.

     - Purchase of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our experience as a regional operator. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. During 2004, we completed three separate acquisitions of oil and gas interests covering a total of 89,737 acres in the Appalachian Basin. See "Recent Initiatives - Property Acquisitions" below. In addition to acquisitions for our own account, we plan to sponsor production programs with private investors to acquire producing oil and gas wells meeting defined criteria. This strategy is expected to provide us with additional vehicles for increasing our stake in Appalachian Basin gas reserves and production.

     - Acquisition of Additional Drilling Prospects. We focus on expanding our substantial inventory of drilling prospects that meet our criteria for building predictable, long-lived reserves. Over the last several years, we acquired oil and gas drilling rights covering approximately 100,000 acres on the southwestern edge of the Big Sandy Gas Field in eastern Kentucky (the "Leatherwood Field"), as well as leases for 22,500 acres on the north side of the Pine Mountain Fault System near the Leatherwood Field (the "Straight Creek Field"). Our property acquisitions in 2004 also included substantial additional development prospects. We plan to continue capitalizing on opportunities to acquire large tracts with significant unproved gas development potential as well as established infrastructure, further expanding our inventory of drilling prospects.

     - Extension of Gas Gathering Systems. We construct and operate gas gathering facilities to connect our wells to interstate pipelines with access to major natural gas markets. In addition to generating gas transmission and compression revenues, our 100% ownership of the gathering systems we construct gives us control over third-party access, providing competitive advantages in acquiring and developing nearby acreage. During 2004, we extended our gathering systems by 59 miles, including a four-mile, eight-inch steel gathering line that connects our Straight Creek wells to a major regional pipeline through a gathering system owned by Duke Energy Gas Services Corporation. We also began work on an 18-mile extension of our eight-inch steel gathering line for connecting our wells in the Leatherwood Field. During the first quarter of 2005, we completed the initial five miles of our Leatherwood system, which we expect to complete by mid-year.

     - Disciplined Approach to Drilling. As of December 31, 2004, we had interests in a total of 609 wells, primarily in the Appalachian Basin. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, usually encountering five distinct and predictable natural gas pay zones. This disciplined approach helps reduce drilling risks, as reflected in our success rate. We complete and produce our wells from multiple pay zones whenever possible, eliminating the costs and complexities of deferred completions with behind-pipe gas. While our wells typically produce at modest initial volumes and pressures, they also demonstrate low annual decline rates and are expected to produce for 25 years or more.

RECENT INITIATIVES

     Property Acquisitions. In two separate transactions during August 2004, we acquired 14,737 acres of oil and gas leases in Leslie and Bell Counties, Kentucky for a total of $7.8 million, or $1.20 per Mcfe, based on estimated proved reserves of over 6.5 Bcfe for the acquired interests. We funded the acquisitions from working capital. In November 2004, we sold 75% of the royalty interests included in one of the acquisitions for $2.0 million, resulting in a pre-tax gain of $1.55 million on the sale of those interests.

     In October 2004, we completed an additional acquisition of oil and gas interests covering 75,000 acres from Stone Mountain Energy Company, L.C. ("SME") in Bell, Harlan and Leslie Counties, Kentucky and Lee County, Virginia. We paid $27 million for the acquired interests, or $1.16 per Mcfe, based on their estimated proved gas reserves of 23.2 Bcfe as of December 31, 2003. Funding for the SME acquisition was provided from working capital, borrowings of $14.7 million under our secured credit facility and proceeds from an institutional private placement of $6.1 million principal amount of our 7% convertible note due October 4, 2009. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Gas Gathering Activities. Prior to the SME acquisition, we delivered natural gas production from our Straight Creek Field to a gathering system owned by Duke Energy Gas Services Corporation and operated by SME. Located in southeastern Kentucky, southwestern Virginia and northeastern Tennessee, the Stone Mountain gathering system consists of 50 miles of natural gas production lines, 100 miles of natural gas gathering lines, five delivery measuring and regulation stations, four compression stations and a liquids extraction plant. The Stone Mountain system interconnects with Duke Energy's East Tennessee natural gas pipeline at Rogersville, Tennessee. The East Tennessee natural gas pipeline system covers over 1,250 miles, connecting major natural gas supply basins to growing markets in the eastern United States. Following the SME acquisition, we expanded our arrangements with Duke Energy to operate and maintain the Stone Mountain gas gathering system and to dedicate our SME production and part of our Straight Creek production for delivery through the system. Gas production from our Leatherwood Field can also move through the Stone Mountain system when our 8-inch gathering line is completed for that area.

DRILLING PROGRAMS

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

     In addition to managing program operations, we invest in each Drilling Program on substantially the same terms as unaffiliated investors. We contribute capital to each Drilling Program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach "payout," which ranges from 100% to 110% of partners' investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. In 2004, we increased our contribution to each limited partnership Drilling Program from 25% to 30% of total program capital. We also maintain a 1% interest as general partner of those programs. For each joint venture Drilling Program, we contribute up to 66.67% of program capital. We bear all selling costs for Drilling Program financings and all direct overhead and administrative costs for program operations. The return on our investment is limited to our share of program distributions and any profits we realize under our turnkey drilling contracts, net of our proportionate share of those profits. We also receive customary fees for well operating and gas gathering services.

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

     - Based on our 25% to 30% capital investment in limited partnership Drilling Programs, we control a drilling budget up to four times greater than we could support on our own. This helps us compete for attractive properties by increasing our drilling commitments. It also increases our buying power for drilling services and materials, contributing to lower overall development costs.

     - Aggregating our capital with private investors in our Drilling Programs enables us to maintain a larger and more capable staff than we could otherwise support if we were operating solely for our own account.

     - Accelerating the pace of development activities through our Drilling Programs expands the production capacity we can make available to gas purchasers, contributing to higher and more stable sales prices for our production.

     - By conducting drilling operations on our undeveloped prospects through specially tailored joint ventures and retaining majority ownership interests, we expand our inventory of developmental locations with lower risk profiles for subsequent Drilling Programs, while adding to our proved reserves, both developed and undeveloped.

     - Our Drilling Program strategy substantially increases the number of wells we could drill solely for our own account, diversifying the risks inherent in drilling operations.

     Drilling Program Financings. Our strategy for developing our oil and gas properties through sponsored Drilling Programs has benefited from substantial increases in the demand and market price for natural gas, attracting investment capital to our industry. The following table summarizes our financing activities through private placements of interests in sponsored Drilling Programs during the last two years.

                                                  DRILLING PROGRAM CAPITAL
                                        -------------------------------------------
                          TOTAL WELLS      OUTSIDE           DPI           TOTAL
DRILLING PROGRAMS:         CONTRACTED   CONTRIBUTIONS   CONTRIBUTIONS     CAPITAL
-----------------         -----------   -------------   ------------    -----------
2004:
   Limited Partnerships       140        $31,278,330     $13,421,670    $44,700,000
                              ---        -----------     -----------    -----------
2003:
   Limited Partnerships        86         19,329,750       6,470,250     25,800,000
   Joint Ventures              27          2,950,000       5,150,000      8,100,000
                              ---        -----------     -----------    -----------
      Subtotal                113         22,279,750      11,620,250     33,900,000
                              ---        -----------     -----------    -----------
      Total                   253        $53,558,080     $25,041,920    $78,600,000
                              ===        ===========     ===========    ===========

     Planned Drilling Program Financings. We plan to sponsor and manage Drilling Programs for up to 150 net wells in 2005 and to contribute at least 30% of program capital. We also intend to sponsor our first production program in 2005 to acquire producing natural gas wells meeting defined criteria.

DRILLING OPERATIONS

     Turnkey Structure. All of our wells are drilled under turnkey drilling contracts between DPI and our Drilling Programs. We do not own or operate any of the rigs or drilling equipment used in performing these contracts, relying instead on specialized subcontractors we engage for all drilling and completion work. This enables us to streamline our operations and conserve capital for our Drilling Program investments, gathering line extensions and property acquisitions, while retaining control over all geological, drilling, engineering and operating decisions. The geological characteristics of our properties enable us to drill most of our wells in seven to ten days, although we generally wait until gathering systems for new wells are in place before undertaking completion operations. This can take up to six months or more for undeveloped locations.

     Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during the last three years. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our Drilling Programs, without giving effect to any reversionary interest we may subsequently earn in those programs. Drilling results for 2004 include 76 gross (26.8915 net) wells that were drilled and successfully tested in at least one primary pay zone by year end but were awaiting construction of gathering systems prior to completion.

                  DEVELOPMENT WELLS         EXPLORATORY WELLS
               ----------------------    -----------------------
                  PRODUCTIVE      DRY       PRODUCTIVE      DRY
YEAR ENDED     ---------------   -----   ---------------   -----
DECEMBER 31,   GROSS     NET     GROSS   GROSS     NET     GROSS
------------   -----   -------   -----   -----   -------   -----
2002 .......     27     7.5304     --      --         --     --
2003 .......     79    20.1013     --      10     6.6667     --
2004 .......    140    39.7149     --      15    10.0000     --
                ---    -------    ---     ---    -------    ---
   Total ...    246    67.3466     --      25    16.6667     --
                ===    =======    ===     ===    =======    ===

     During the first quarter of 2005, through the date of this report, we drilled an additional 40 gross (11.7559 net) natural gas wells. As of that date, all of those wells were completed as producers or successfully tested in at least one primary pay zone, and an additional 17 gross (4.9944 net) natural gas wells were being drilled or scheduled to be spudded by the end of the quarter.

     Well Characteristics. Our proved reserves, both developed and undeveloped, are concentrated in the Appalachian Basin in eastern Kentucky, one of the oldest and most prolific natural gas producing areas in the United States. Historically, wells in this area generally produce between 200 to 450 Mmcf of natural gas over a reserve life of up to 25 years. The natural gas in this area is also known for being environmentally friendly in the sense that wells produce small amounts of water or other impurities with the gas production. This helps us minimize production (lifting) costs. In addition, the average energy (or Dth) value of the natural gas produced in this area is substantially higher than normal pipeline quality gas, ranging from 1.1 to 1.3 Dth per Mcf of gas production. Our gas sales contracts generally provide upward adjustments to index based pricing for our natural gas with an energy value above 1 Dth per Mcf, enhancing cash flows and long term returns on our investments in these properties.

PRODUCING ACTIVITIES

     Production Profile. Most of our development wells share a relatively predictable production profile, producing high quality natural gas at low pressures from up to five pay zones consistently encountered throughout our core properties in the Appalachian Basin. Our natural gas wells on these properties generally demonstrate moderate annual production declines for the economic life of the wells, which usually continues for 25 years or more without significant remedial work or the use of secondary recovery techniques. We perform regular inspection, testing and monitoring functions on our producing wells and gathering systems with our own personnel.

     Production Volumes. The following table shows our total net oil and gas production volumes during the last three years.

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
PRODUCTION:                            2004      2003      2002
----------                           -------   -------   -------
Oil (Bbl) ........................    12,395    11,951    12,112
Natural gas (Mcf) ................   786,280   414,175   248,945
Natural gas equivalents (Mcfe) ...   860,653   485,881   321,617

     Production Prices and Costs. Our production revenues and estimated oil and gas reserves are substantially dependent on prevailing market prices for our natural gas, which represented over 97% of our proved reserves on an energy equivalent basis at December 31, 2004. Although natural gas prices are subject to wide fluctuations in response to relatively minor changes in supply and demand, weather conditions and many other factors, we have benefited from a market-wide rebound in domestic natural gas prices that began in the third quarter of 2002. Our production prices and costs also reflect the quality of natural gas in our operating areas. Its high energy content generally commands a premium averaging 17% over normal pipeline quality gas.

     The following table shows the average sales prices and lifting costs for our oil and gas production during the last three years. Average sales prices for our natural gas do not reflect certain transportation charges for some of our production during the reported periods.

                                           YEAR ENDED DECEMBER 31,
                                          ------------------------
AVERAGE SALES PRICES AND LIFTING COSTS:    2004     2003     2002
---------------------------------------   ------   ------   ------
Average sales price:
   Natural gas (per Mcf) ..............   $ 6.70   $ 5.31   $ 3.66
   Oil (per Bbl) ......................    35.99    29.35    24.13

Lifting costs (per Mcfe) ..............     0.50     0.59     0.58

     Production Purchase Initiatives. We continuously evaluate opportunities to acquire producing natural gas wells meeting defined criteria in targeted geographic areas. Our acquisition criteria for producing properties include the longevity of remaining reserves, profit enhancement potential, geographic concentration and majority working interest levels. To take optimum advantage of these opportunities, we plan to sponsor and manage one or more production acquisition programs for private investors. See "Drilling Programs" above.

GAS GATHERING FACILITIES

     We construct and operate various gas gathering facilities to provide compression, connection and local distribution capabilities for many of our wells. As of December 31, 2004, our gas gathering facilities aggregated approximately 171 miles in our producing areas. Our gathering system initiatives during 2004 included completion of a four-mile gathering system to connect our Straight Creek wells to the Stone Mountain gas gathering system owned by Duke Energy Gas Services Corporation. Following our SME acquisition, we expanded our arrangements with Duke Energy to take over the operation and maintenance of the Stone Mountain system from SME and to dedicate our SME production and part of our Straight Creek production for delivery through the system. Gas production from our Leatherwood Field can also move through the Stone Mountain system when our 8-inch gathering line is completed. See "Recent Initiatives - Gas Gathering Activities" above.

CUSTOMERS

     Natural Gas Sales. We sell our natural gas production primarily to various unaffiliated gas marketing intermediaries. In addition to gas marketing services, these firms generally provide gas transportation arrangements and perform revenue receipt and related services. Our customers also include pipelines and transmission companies. During 2004, approximately 45% of our natural gas production was sold under fixed-price contracts at prices ranging from $5.83 to $8.06 per Dth, before certain transportation charges ranging from approximately $0.30 to $0.64 per Mcf. The balance of our natural gas production for the year was sold primarily at prices determined monthly under formulas based on prevailing market indices.

     Crude Oil Sales. Production from our oil wells is sold primarily to local refineries. Our oil production is generally picked up and transported by our customers from storage tanks located near the wellhead. Sales are generally made at posted field prices, net of transportation costs.

     Utility Sales. Sentra Corporation ("Sentra"), a wholly owned subsidiary of DPI, owns and operates distribution systems for retail sales of natural gas to two communities in southcentral Kentucky. As a public utility, Sentra's gas sales are regulated by the Kentucky Public Service Commission. As of December 31, 2004, Sentra had 216 customers, of which 77 were commercial and agri-business accounts. Demand for Sentra's services has benefited from continued growth in the acceptance and use of natural gas by participants in the poultry industry, which is a major segment of the economy in Sentra's service areas.

COMPETITION

     Competition in the oil and gas industry is intense, particularly for the acquisition of producing properties and proved undeveloped acreage. Independent oil and gas companies, drilling and production purchase programs and individual producers and operators actively bid for desirable oil and gas properties and for the equipment and labor required to develop and operate them. Substantial increases in natural gas prices over the last two years have heightened the demand, competition and cost for these resources. Many industry competitors have financial resources and exploration and development budgets substantially greater than ours, potentially reducing our ability to compete for desirable prospects. To compete effectively, we have structured our business to capitalize on our experience and strengths, remaining focused on a conservative acquisition strategy and disciplined drilling, with a view to consolidating our position and building our track record as a niche Appalachian developer.

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

     Environmental Regulation. Participants in the oil and gas industry are subject to numerous federal, state and local laws and regulations designed to protect the environment, including comprehensive regulations governing the treatment, storage and disposal of hazardous wastes. Liability for some violations of these laws and regulations may be unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages on claims by the state or private parties. Under regulations adopted by the Environmental Protection Agency and similar state agencies, producers must prepare and implement spill prevention control and countermeasure plans to deal with the possible discharge of oil into navigable waters. State and local permits or approvals may also be needed for waste-water discharges and air pollutant emissions. Violations of environment related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

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

     Occupational Safety Regulations. We are subject to various federal and state laws and regulations intended to promote occupational health and safety. Although all of our wells are drilled by independent subcontractors under our turnkey drilling contracts, we have adopted environmental and safety policies and procedures designed to protect the safety of our own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. This program includes regular field inspections of our drill sites and producing wells by members of our operations staff and internal assessments of our compliance procedures. We consider the cost of compliance a manageable and necessary part of our business.

EMPLOYEES

     As of December 31, 2004, we had 62 full-time employees. Our staff includes professionals experienced in geology, petroleum engineering, land acquisition and management, finance, energy law and accounting. None of our employees are represented by a union. We have never experienced an interruption in operations from any kind of labor dispute, and we consider the working relationships among the members of our staff to be excellent.

ITEM 2. PROPERTIES

PROVED OIL AND GAS RESERVES

     General. This report includes estimates of our proved oil and gas reserves and future net cash flows from those reserves as of December 31, 2004, 2003 and 2002. The reserves were estimated Wright & Company, Inc., independent petroleum engineers ("Wright & Co."), in accordance with regulations of the Securities and Exchange Commission (the "SEC"), using market or contract prices at the end of each reported period. These prices were held constant over the estimated life of the reserves. The following reserve estimates should be read in conjunction with information on our oil and gas development and producing activities and oil and gas reserve data included in the footnotes to our consolidated financial statements at the end of this report.

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

     Reserve Quantities. The following table summarizes the estimates by Wright & Co. of our net proved reserves as of December 31, 2004, 2003 and 2002. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage where the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

     At December 31, 2004, our proved undeveloped reserves represented 47.3% of our total estimated proved reserves (developed and undeveloped) on an energy equivalent basis, compared to 59.0% of total reserves at December 31, 2003. Estimates of our proved undeveloped reserves are highly dependent on our ability to continue raising the capital needed to sustain the pace of drilling activities at assumed rates. The estimates are therefore subject to considerable uncertainty in view of the historic volatility in domestic natural gas markets and the importance of market strength in attracting investment capital.

                                                  AS OF DECEMBER 31,
                                         ------------------------------------
ESTIMATED PROVED RESERVES:                  2004         2003         2002
-------------------------                ----------   ----------   ----------
Natural gas (Mcf)
   Proved developed ..................   33,104,534   12,345,355    7,151,933
   Proved undeveloped ................   31,192,985   18,454,309   13,668,366
                                         ----------   ----------   ----------
      Total natural gas (Mcf) ........   64,297,519   30,799,664   20,820,299
                                         ----------   ----------   ----------

Crude oil (Bbl)
   Proved developed ..................      286,136       85,253      106,106
   Proved undeveloped ................        9,992        9,992        9,992
                                         ----------   ----------   ----------
      Total crude oil (Bbl) ..........      296,128       95,245      116,098
                                         ----------   ----------   ----------
      Total gas equivalents (Mcfe) ...   66,074,287   31,371,134   21,516,887
                                         ==========   ==========   ==========

     Reserve Values. The following table summarizes the estimates by Wright & Co. of future net cash flows from the production and sale of our estimated proved reserves and the present value of those estimated cash flows, discounted at 10% per year, as of December 31, 2004, 2003 and 2002. The estimated future net cash flows are computed after giving effect to estimated future development and production costs, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of future net cash flows gives effect to future income taxes on discounted future cash flows based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits.

     The prices used in the following estimates were based on prices we received for our oil and gas production at the end of each reported period, without escalation. The prices as of December 31, 2004 had a weighted average of $6.89 per Mcf of natural gas and $43.23 per barrel of crude oil, compared to $5.34 per Mcf and $31.56 per Bbl at December 31, 2003 and $4.83 per Mcf and $28.15 per Bbl at December 31, 2002. The estimates are highly dependent on the year-end prices used in their computation, which reflect unprecedented strength at December 31, 2004, particularly in natural gas prices. In view of historic volatility in domestic natural gas markets, those estimates are subject to considerable uncertainty.

     In computing the present value of the estimated future net cash flows, a discount factor of 10% was used in accordance with SEC regulations to reflect the timing of net cash flows. Regardless of the discount rate used, present value is materially affected by assumptions on the timing of future production, which involve a number of uncertainties.

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
ESTIMATED FUTURE NET CASH FLOWS                                -------------------------------
FROM PROVED RESERVES:                                             2004       2003       2002
-------------------------------                                ---------   --------   --------
Undiscounted future net cash flows .........................   $ 227,071   $ 86,878   $ 54,167
10% annual discount for estimated timing of cash flows .....    (134,704)   (53,281)   (33,215)
                                                               ---------   --------   --------
Standardized measure of discounted future net cash flows ...   $  92,367   $ 33,597   $ 20,952
                                                               =========   ========   ========

     We have not filed any estimates of our proved oil and gas reserves with any federal authority or agency during the past year other than estimates filed with the SEC in accordance with our reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act").

OIL AND GAS PROPERTIES

     Oil and Gas Leases. As of December 31, 2004, we owned oil and gas rights under leases and farmouts covering 44,336 gross (17,979 net) developed acres and 210,721 gross (185,729 net) undeveloped acres, all located onshore within the continental United States. Our oil and gas leases and rights under farmout agreements are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions, none of which is expected to materially interfere with our development or operation of these properties.

     The following table shows our ownership interests under oil and gas leases and farmout agreements, by state, as of December 31, 2004.

                                       DEVELOPED(1)             UNDEVELOPED(2)
                                 -----------------------   -----------------------
PROPERTY LOCATION:               GROSS ACRES   NET ACRES   GROSS ACRES   NET ACRES
-----------------                -----------   ---------   -----------   ---------
Kentucky .....................      41,914       15,883      154,127      130,860
Virginia .....................       2,028        2,028       44,454       44,454
Tennessee ....................         160           40       12,140       10,415
Louisiana ....................         180           23           --           --
Texas ........................          54            5           --           --
                                    ------       ------      -------      -------
   Total .....................      44,336       17,979      210,721      185,729
                                    ======       ======      =======      =======

----------
(1)  Acres spaced or assignable to productive wells.

(2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether that acreage contains proved reserves.

     Productive Wells. The following table shows, by state, our gross and net productive oil and gas wells as of December 31, 2004. The table does not include 132 gross (69.7354 net) wells that were drilled and successfully tested in at least one primary pay zone by year end but were awaiting construction of gathering systems prior to completion.

                                     GAS WELLS         OIL WELLS           TOTAL
                                 ----------------   --------------   ----------------
WELL LOCATION:                   GROSS      NET     GROSS    NET     GROSS      NET
--------------                   -----   --------   -----  -------   -----   --------
Kentucky .....................    412    175.4283     42   32.8276    454    208.2559
Virginia .....................     15     14.2500     --        --     15     14.2500
Tennessee ....................      2      0.4374     --        --      2      0.4374
Louisiana ....................     --          --      3    0.3750      3      0.3750
Texas ........................      3      0.2850     --        --      3      0.2850
                                  ---    --------    ---   -------    ---    --------
   Total .....................    432    190.4007     45   33.2026    477    223.6033
                                  ===    ========    ===   =======    ===    ========

     Significant Fields. Our producing properties and associated development prospects are concentrated in the Appalachian Basin, primarily in eastern Kentucky. The following table shows estimated proved reserves from our interests in those fields as of December 31, 2004.

                                          PROVED RESERVES AT DECEMBER 31, 2004
                                       ------------------------------------------
                                             DEVELOPED            UNDEVELOPED
                                       --------------------   -------------------
                                           GAS        OIL        GAS        OIL
FIELD:                                    (MCF)      (BBLS)      (MCF)     (BBLS)
------                                 ----------   -------   ----------   ------
Leatherwood ........................    9,545,606     1,388    9,558,296       --
Martin's Fork ......................    6,358,677     8,422    6,040,572       --
Amvest .............................    4,355,588   166,982    4,229,062       --
Straight Creek .....................    4,817,410    18,573    3,500,036       --
Kay Jay ............................    3,626,442     2,092    2,864,104       --
Fonde ..............................    1,027,500        --    1,763,758       --
All other fields ...................    3,373,311    88,679    3,237,157    9,992
                                       ----------   -------   ----------    -----
   Total ...........................   33,104,534   286,136   31,192,985    9,992
                                       ==========   =======   ==========    =====

     Additional information about our significant fields is summarized below. Unless otherwise indicated, well and reserve data is provided as of December 31, 2004.

     Leatherwood Field. The Leatherwood Field extends 41 miles through Letcher, Perry, Leslie and Harlan Counties in eastern Kentucky. Leatherwood is part of the Big Sandy Field, which has produced over 2.5 trillion cubic feet of natural gas from approximately 10,000 wells since its discovery in 1921. We acquired oil and gas drilling rights in the Leatherwood Field during 2002 under a farmout agreement covering approximately 100,000 acres. This field produces from the Maxon Sand, Big Lime and Devonian Shale Formations. We committed to drill a minimum of 25 wells in the Leatherwood Field through March 2004 and a total of 200 wells through 2007. During 2003, we formed a joint venture Drilling Program to test five primary natural gas pay zones on drill sites we selected for initial exploration within the Leatherwood Field at depths between 3,500 and 5,300 feet. We drilled 25 wells through the joint venture through March 2004 and an additional 25 wells through limited partnership Drilling Programs during the balance of 2004, satisfying our initial drilling commitments for the farmout. All of our wells drilled in the Leatherwood Field have been completed as producers or successfully tested in at least one primary test zone. Estimated proved reserves from our interests in the Leatherwood Field are 50% proved developed.

     Martin's Fork Field. The Martin's Fork Field covers approximately 40,000 acres in Harlan Counties, Kentucky. We acquired our interests in the field from SME in October 2004. See "Business - Recent Initiatives - Property Acquisitions." The Martin's Fork Field produces from the Big Lime, Devonian Shale and Clinton Formations at depths between 3,200 and 6,500 feet. Oil is also produced from the Big Lime. We have interests in 68 wells in this field. We operate all the wells and produce all natural gas in the field through the Stone Mountain gathering system that we operate for Duke Energy. See 'Business - Recent Initiatives - Gas Gathering Activities." Two of the leases we acquired in the Martin's Fork Field have ongoing 2-well annual drilling commitments. Estimated proved reserves from our interests in the Martin's Fork Field are 51% proved developed.

     Amvest Field. The Amvest Field spans portions of Harlan County, Kentucky and Lee County, Virginia. We acquired our interests covering approximately 35,000 acres in the field from SME in October 2004. See "Business - Recent Initiatives - Property Acquisitions." The Amvest Field produces from the Big Lime, Weir Sand and Devonian Shale Formations at depths between 3,800 and 5,500 feet. Oil is also produced from the Weir Sand. We have interests in 48 wells in this field. We operate all the wells and produce all natural gas in the field through the Stone Mountain gathering system that we operate for Duke Energy. See 'Business - Recent Initiatives - Gas Gathering Activities." Our interests in the field are subject to an ongoing 4-well annual drilling commitment. Estimated proved reserves from our interests in the Amvest Field are 56% proved developed.

     Straight Creek Field. The Straight Creek Field is located adjacent to the Big Sandy Gas Field on the north side of the Pine Mountain Fault System in Bell and Harlan Counties, Kentucky. We have interests in a total of 22,500 acres in the Straight Creek Field. We have drilled 75 natural gas wells in this field, including 61 wells added in 2004, at depths between 3,200 and 4,700 feet, producing from the Maxon Sand, Big Lime, Devonian Shale, Corniferous and Big Six Sand Formations. During 2004, we completed construction of a four-mile gathering system to connect our Straight Creek wells to the Stone Mountain gathering system that we operate for Duke Energy. See

"Business - Recent Initiatives - Gas Gathering Activities." Estimated proved reserves from our interests in the Straight Creek Field are 58% proved developed.

     Kay Jay Field. The Kay Jay Field spans portions of Knox and Bell Counties in eastern Kentucky. Our interests in the field include drilling rights on approximately 11,000 acres acquired as a farmout in 1996, with an ongoing 4-well annual drilling commitment. We subsequently assembled oil and gas leases covering an additional 3,000 acres in this field. The Kay Jay Field produces natural gas from the Maxon Sand, Big Lime, Borden, Devonian Shale and Clinton Formations at depths ranging from 2,200 to 3,200 feet. Oil is also produced from the Maxon Sand. We have drilled 144 natural gas wells in this field, including 21 wells added in 2004. We operate all those wells and own all of the gathering systems for their production. The gathering systems for our wells in the Kay Jay Field are connected to the Columbia Natural Resources ("CNR") and Delta Natural Gas Company pipeline systems. Estimated proved reserves from our interests in the Kay Jay Field are 56% proved developed.

     Fonde Field. The Fonde Field spans portions of Bell County, Kentucky and Claiborne County, Tennessee. Our interests in this field include drilling rights on approximately 3,900 acres acquired as a farmout in 1996, plus development rights under oil and gas leases subsequently assembled for an additional 1,000 offsetting acres. The original farmout includes an ongoing 4-well annual drilling commitment. We also acquired oil and gas interests under a ten-year lease through 2010 covering 12,300 additional acres in the Tennessee portion of this field, which lies just northeast of the Days Chapel Field, formerly one of the most prolific oil fields in Tennessee. The Fonde Field produces natural gas from the Big Lime and Devonian Shale Formations and crude oil from the Big Lime Formation. We have drilled 34 natural gas wells in this field, including 4 wells added in 2004. We operate all those wells and own the gathering systems for their production. The gathering systems connect our wells in the Fonde Field to the CNR pipeline system. Estimated proved reserves from our interests in the Fonde Field are 37% proved developed.

GOLD AND SILVER PROPERTIES

     We own rights to gold and silver properties located on Unga Island, one of the Shumagin Islands on the easterly island group in the Aleutian Chain, 579 miles southwest of Anchorage, Alaska. The mining properties cover approximately 381 acres situated over ten miles by boat from the nearest commercial harbor. Our interests in these properties are comprised of various federal patented lode and mill site claims covering approximately 280 acres and several State of Alaska mining claims covering approximately 101 acres. There are no defined mineral reserves for either of these claims. Although we are required to expend funds to maintain our interests in these claims, we stopped all exploratory work on the properties in 1996 and elected to write off their remaining carrying value for accounting purposes in 2000.

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

OFFICE FACILITIES

     We lease 9,127 square feet of commercial space for our principal and administrative offices in Lexington, Kentucky at monthly rents ranging from $13,509 to $13,909 through the end of the lease term in February 2008. This reflects an extension of the lease term and expansion of the leased space under a lease modification we implemented during the last two years.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in several legal proceedings incidental to our business, none of which is considered to be material to our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No proposals were submitted for approval by our shareholders during the fourth quarter of 2004.

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

                                                     BID PRICES
                                                   -------------   AVERAGE DAILY
                                                    HIGH    LOW        VOLUME
                                                   -----   -----   -------------
2003

First quarter ..................................   $2.05   $0.99       31,510
Second quarter .................................    6.72    1.26      243,045
Third quarter ..................................    5.49    3.55      213,821
Fourth quarter .................................    6.14    3.75      183,446

2004

First quarter ..................................   $7.00   $3.80      451,859
Second quarter .................................    6.94    4.53      336,765
Third quarter ..................................    5.20    3.73      126,050
Fourth quarter .................................    5.90    4.32      143,852

2005

First quarter (through March 8th) ..............   $6.35   $4.17      195,521

SECURITY HOLDERS

     As of March 8, 2004, there were 2,965 holders of record of our common stock. We estimate there were approximately 5,000 beneficial owners of our common stock as of that date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We conduct our drilling activities and own most of our working interests in producing oil and gas wells through our managed Drilling Programs. We maintain a combined interest ranging from 25.75% to 30.7% as general partner and an investor in our limited partnership Drilling Programs and up to 66.67% in our joint venture Drilling Programs. See "Business - Drilling Programs." We account for our interests in Drilling Programs using the proportionate consolidation method, combining our share of assets, liabilities, income and expenses of the Drilling Programs with those of our separate operations.

SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents our summary selected consolidated financial data as of and for the five years ended December 31, 2004. The financial data is derived from our audited consolidated financial statements, which have been audited by Kraft, Berger, Grill, Schwartz, Cohen & March LLP, independent auditors. The summary selected consolidated financial data set forth below as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 should be read in conjunction with our consolidated financial statements and related notes included at the end of this report and with the discussion following the table, which presents management's analysis of events, factors and trends with an important effect or prospective impact on our financial condition and results of operations.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                   2004      2003     2002      2001      2000
                                                 -------   -------   ------   -------   ------
STATEMENT OF OPERATIONS DATA:
Total revenues ...............................   $47,980   $27,444   $8,405   $7,489    $6,149
Direct expenses ..............................    33,047    13,753    4,084    4,271     3,720
Net income (loss) ............................     1,612     3,660      635     (327)     (252)
Net income (loss) per common share ...........      0.12      0.46     0.12    (0.08)    (0.09)
Weighted average common shares outstanding ...    13,994     8,033    5,344    4,029     2,957

                                                               AS OF DECEMBER 31,
                                                 -----------------------------------------------
                                                   2004      2003      2002      2001      2000
                                                 -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Current assets ...............................   $16,426   $26,347   $ 7,884   $ 2,900   $   813
Current liabilities ..........................    19,693    15,015     9,398     4,903     4,370
Working capital (deficit) ....................    (3,267)   11,332    (1,514)   (2,003)   (3,557)
Total assets .................................    89,127    46,068    19,711    13,623     9,978
Total liabilities ............................    47,985    20,012    13,425     8,359     6,229
Shareholders' equity .........................    41,142    26,056     6,286     5,264     9,499

RESULTS OF OPERATIONS

     2004 and 2003 Total revenues for 2004 were $47,980,285, an increase of 75% from $27,444,433 in 2003. Our revenue mix for 2004 was 85% contract drilling, 12% oil and gas production and 3% natural gas transmission and compression. For 2003, our total revenues were derived 86% from contract drilling, 9% from oil and gas production and 5% from natural gas transmission and compression activities.

     Contract drilling revenues were $40,693,850 for 2004, up 72% from $23,640,000 in 2003. This reflects both the size and the timing of Drilling Program financings, from which we derive all our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives the net proceeds from these financings as customers' drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. During 2004, we participated in 155 gross (49.7149 net) natural gas wells, including 148 gross (47.3953 net) wells drilled under our turnkey contracts, compared to 89 gross (26.7680 net) natural gas wells in 2003. All of the wells have been completed as producers or successfully tested in at least one primary pay zone.

     Production revenues were $5,711,500 in 2004, an increase of 124% from $2,550,040 in 2003. This reflects an increase of 77% in our production volumes to 860.7 Mmcfe in 2004 from 485.9 Mmcfe in 2003. Our growth in production volumes resulted from new wells brought on line since the end of 2003 and wells added from property acquisitions. See "Business - Recent Initiatives - Property Acquisitions." The growth in production revenues also reflects a 26% increase in our average sales price of natural gas (before certain transportation charges) to $6.70 per Mcf in 2004 from $5.31 per Mcf in 2003, reflecting continued strength in natural gas prices. Principal purchasers of our natural gas production are gas marketers and customers with transmission facilities near our producing properties. During 2004, approximately 45% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

     Gas transmission and compression revenues were $1,574,935 in 2004, up 26% from $1,254,393 in 2003. This primarily reflects increased reliance on our own gathering systems for our new wells. During 2004, we extended our natural gas gathering systems for new wells by approximately 59 miles. Our gas transmission and compression revenues for 2004 also reflect a contribution of $320,162 from Sentra's gas utility sales, up 12% from $285,741 in 2003.

     Total direct expenses increased by 140% to $33,046,624 in 2004 compared to $13,753,497 in 2003. Our direct expense mix for 2004 was 90% contract drilling, 7% oil and gas production and 3% natural gas transmission and compression. For 2003, our total direct expenses were incurred 89% in contract drilling, 7% in oil and gas production and 4% in natural gas transmission and compression.

     Contract drilling expenses were $29,630,335 in 2004, an increase of 143% from $12,207,772 in 2003. This primarily reflects the substantial level of drilling activities on behalf of our sponsored Drilling Programs, as well as an increase of approximately 600 feet in the average depth of our new wells. The greater depth of these wells adds incrementally to the variable costs paid to outside contractors and to well completion complexities and expenditures. The greater depth also adds to steel casing requirements, prices for which increased by over 60% in 2004. In response to these developments, we increased the price established for drilling and completing new wells under turnkey drilling contracts for our two most recent Drilling Programs.

     Production expenses increased 152% to $2,413,375 in 2004, compared to $958,081 in 2003, reflecting our substantial growth in production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. As a percentage of oil and gas production revenues, production expenses increased to 42% in 2004 from 38% in 2003.

     Gas transmission and compression expenses in 2004 were $1,012,914, an increase 72% from $587,644 in 2003. As a percentage of gas transmission and compression revenues, these expenses increased to 64% in the 2004 from 47% in 2003. Gas transmission and compression expenses do not reflect capitalized costs of $5,412,421 in 2004 for extensions of our gas gathering systems and compression capacity required to bring new wells on line.

     Selling, general and administrative ("SG&A") expenses were $9,848,139 in 2004, an increase of 31% from $7,532,554 in 2003. The increase in SG&A expenses was mainly from the extent and timing of selling and promotional costs we incurred for the Drilling Program financings completed at the end of 2003 and in 2004. See "Business - Drilling Programs." Since approximately 64% of the total wells for these Drilling Programs were drilled in 2004, we expensed the same proportion of those costs in the year. The higher SG&A expenses for 2004 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure. With the expansion of our operations, we also achieved various economies of scale, reflected by a decrease in SG&A expenses as a percentage of total revenues to 21% in 2004 compared to 27% in 2003.

     Beginning in 2004, we adopted the fair value method of accounting for employee stock options, with retroactive prior period restatement to reflect this method instead of the intrinsic value method we previously followed. Under the new method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. In addition to an accrual of $368,935 for deferred compensation costs, we recognized $374,161 in 2004 from fair value accounting for employee stock options. We also restated our results for 2003 to record compensation cost of $742,800, which includes a previously reported compensation charge of $589,200 from the exercise of employee stock options with a stock-for-stock or "cashless" exercise feature and from the issuance of common stock purchase warrants for corporate consulting services.

     Depreciation, depletion and amortization ("DD&A") increased 107% to $1,886,965 in 2004 from $911,089 in 2003. The increase in DD&A reflects additions to oil and gas properties, gas gathering systems and related equipment, as well as increased depletion from wells added in property acquisitions during 2004.

     Interest expense for 2004 was $682,235, up 38% from $493,441 in 2003. This reflects higher total debt to support our SME acquisition in October 2004, when we added $14.7 million of bank debt and $6.1 million of convertible debt. See "Liquidity and Capital Resources" below.

     In November 2004, we received $2.0 million from the sale of 75% of the royalty interests included in a property acquisition completed earlier in the year. See "Business - Recent Initiatives - Property Acquisitions." In connection with the property acquisition, the parties had allocated $600,000 of the purchase price for the properties to the total royalty interests. As a result, we realized a pre-tax gain of $1.55 million in the fourth quarter of 2004 on the sale of the partial royalty interests.

     We recognized income tax expense of $1,893,755 in 2004, of which $1,795,785 was recorded as a future tax liability. Our current income tax expense for 2004 was reduced to $97,970, primarily from our proportionate share of intangible drilling costs ("IDC") from our Leatherwood joint venture Drilling Program and a 15% allocation of IDC from our 2004 limited partnership Drilling Programs. The 15% functional allocation of IDC from limited partnership Drilling Programs was initiated in 2004 to compensate for our full utilization of all loss carryforwards at the DPI level in 2003.

     We realized net income of $1,611,701 in 2004, compared to $3,660,140 in 2003, reflecting the foregoing factors. Basic earnings per share were $0.12 based on 13,994,283 weighted average common shares outstanding in 2004, compared to $0.46 per share based on 8,032,647 weighted average common shares outstanding in 2003.

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

     Production revenues during 2003 were $2,550,040, an increase of 112% from $1,204,111 in 2002. This primarily reflects an increase of 45% in our average sales price of natural gas (before certain transportation charges) to $5.31 per Mcf in 2003 from $3.66 per Mcf in 2002. It also reflects a 51% increase in our production volumes to 485.9 Mmcfe in 2003, compared to 321.6 Mmcfe in 2002. Our growth in production volumes resulted from new wells brought on line since the end 2002. The improvement in average sales price for our natural gas is consistent with a market-wide rebound in natural gas prices that began in the third quarter of 2002. Principal purchasers of our natural gas production are gas marketers and customers with transmission facilities near our producing properties. During 2003, approximately 40% our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

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

     SG&A expenses were $7,532,554 in 2003, an increase of 160% from $2,898,632 in 2002. As a percentage of total revenues, SG&A expenses were 27% in 2003 compared to 34% in 2002. The increase in SG&A expenses was mainly from the extent and timing of selling and promotional costs we incurred for the Drilling Program financings completed at the end of 2002 and in 2003. See "Business - Drilling Programs." Since approximately 58% of the total wells for these Drilling Programs were drilled in 2003, we expensed the same proportion of those costs in the year. The higher SG&A expenses for 2003 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses.

     During 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. We recorded a compensation charge of $742,800 in 2003, of which $153,600 reflects a retroactive restatement for fair value accounting for options and $558,000 reflects the difference between the aggregate exercise price of the options exercised in the cashless transactions and the market price of the underlying shares on the date they were exercised. The 2003 compensation charge also included $31,200 from the issuance of common stock purchase warrants for corporate consulting services.

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

     We realized net income of $3,660,140 in 2003 and $634,950 in 2002, reflecting the foregoing factors. Basic earnings per share were $0.46 based on 8,032,647 weighted average common shares outstanding in 2003 compared to earnings of $0.12 per share based on 5,343,534 weighted average basic common shares outstanding in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. Net cash provided by our operating activities in 2004 was $5,307,508 before working capital adjustments and $9,620,345 after accounting for changes in assets and liabilities for the year. Our cash position during 2004 was decreased by the use of $52,691,249 in investing activities, reflecting net additions of $53,755,431 to our oil and gas properties. These investments were funded in part with proceeds from institutional private placements of our common stock and convertible notes and from bank borrowings. See "Capital Resources" below. As a result of these activities, net cash decreased from $22,594,993 at December 31, 2003 to $11,849,372 at December 31, 2004.

     Net cash provided by our operating activities in 2003 was $6,416,635 before working capital adjustments and $9,439,021 after accounting for changes in assets and liabilities for the year, including an increase of $3,398,400 in customers' drilling deposits under turnkey drilling contracts with sponsored Drilling Programs. Our cash position during 2003 was increased by $14,849,966 from financing activities, consisting primarily of proceeds from the issuance of our common shares and convertible notes. Our cash position was decreased by the use of $8,725,301 in investing activities, comprised primarily of $7,346,345 in net additions to our oil and gas properties and $1,341,701 in the purchase of property and equipment. As a result of these activities, cash and cash equivalents increased from $7,031,307 at December 31, 2002 to $22,594,993 as of December 31, 2003.

     As of December 31, 2004, we had a working capital deficit of $3,266,571. This reflects wide fluctuations in our current assets and liabilities from the timing of customers' deposits and expenditures under turnkey drilling contracts with our Drilling Programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. The working capital deficit at the end of 2004 is not expected to have an adverse effect on our financial condition or results of operations in future periods.

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

     We completed two institutional private placements of common stock during both 2004 and 2003. The terms of these financings are summarized in the following table:

                                                          PER SHARE
                                          NUMBER OF     SUBSCRIPTION
CLOSING DATE                            SHARES ISSUED       PRICE        PROCEEDS
------------                            -------------   ------------   -----------
June 13, 2003 .......................       900,000         $2.85      $ 2,565,000
December 31, 2003 ...................     1,303,335          4.50        5,865,000
April 28, 2004 ......................       975,000          5.98        5,832,450
November 2, 2004 ....................       279,330          5.37        1,500,000
                                          ---------                    -----------
   Total ............................     3,457,665                    $15,762,450
                                          =========                    ===========

     The proceeds from these equity financings and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs. See "Business - Gas Gathering Facilities" and " - Drilling Programs." A portion of the proceeds from the second equity financing in 2003 were received immediately after year end, resulting in their classification as subscriptions receivable.

     We issued convertible notes in the aggregate principal amounts of $7,931,304 in 2004 and $8,236,125 in 2003. The notes bear interest at rates ranging from 4% to 10% per annum and are convertible at the option of the holders into our common stock at prices ranging from $0.85 to $6.00 per share. As a result of note conversions from these and prior series totaling $5,295,000 in 2003 and $1,817,672 in 2004, the aggregate principal amount of our convertible notes outstanding at December 31, 2004 was reduced to $10,503,681.

     The notes issued in September 2003 in the original principal amount of $5,000,000 have several features not provided under prior note financings. Interest at 7% per annum is payable quarterly in cash or additional ("PIK") notes and was required to be paid in PIK notes through September 30, 2004. We issued PIK notes aggregating $178,924 as of December 31, 2004.

     In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA. During the fourth quarter of 2004, the credit limit for the facility was increased from $10 million to $20 million, subject to semi-annual borrowing base determinations by the bank. Borrowings under the facility bear interest payable monthly at 1% above the bank's prime rate, amounting to 6.25% at December 31, 2004. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $252,046 at September 30, 2004 and December 31, 2003. In connection with our SME acquisition in October 2004, the borrowing base for the facility was established at $15 million, of which $14.7 million applied to fund part of the $27 purchase price for the SME assets. See "Business - Recent Initiatives - Property Acquisitions." As of December 31, 2004, borrowings under the facility totaled $15 million.

     Our remaining long term debt outstanding at December 31, 2004 aggregated $390,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $97,246 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financings to repay our outstanding long term debt at maturity.

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

     We expect our cash reserves and cash flow from operations to provide adequate working capital to meet our capital expenditure objectives through the middle of 2005, including our anticipated contributions to Drilling Programs. See "Business - Drilling Programs." To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future Drilling Programs.

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

FINANCIAL MARKET RISK

     Interest Rate Risk. Borrowings under our credit facility bear interest at 1% above the bank's prime rate. Accordingly, interest expense on our bank debt, which was $15 million at December 31, 2004, is sensitive to changes in the general level of interest rates in the United States. Any substantial increase in our borrowings under the facility would expose us to additional interest rate risk.

     Foreign Market Risk. We sell our products and services exclusively in the United States and receive payment solely in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long term debt. The following table lists our minimum annual commitments as of December 31, 2004 under non-cancelable operating leases and debt instruments.

                                  OPERATING LEASES
                          -------------------------------    LONG TERM
YEAR                      EQUIPMENT   PREMISES     TOTAL        DEBT
----                      ---------   --------   --------   -----------
2005...................   $ 59,376    $165,253   $224,629   $   121,247
2006 ..................     28,026     166,222    194,248    15,024,000
2007 ..................     28,026     166,906    194,932       584,500
2008 ..................         --      13,909     13,909     2,035,876
2009 and thereafter ...         --          --         --     8,226,122
                          --------    --------   --------   -----------
   Total...............   $115,428    $512,290   $627,718   $25,991,745
                          ========    ========   ========   ===========

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

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report ............................................    F-1
Consolidated Balance Sheets - December 31, 2004 and 2003 ................    F-2
Consolidated Statements of Operations and Deficit -
   For the years ended December 31, 2004, 2003 and 2002 .................    F-3
Consolidated Statements of Cash Flows - For the years ended
   December 31, 2004, 2003 and 2002 .....................................    F-4
Notes to Consolidated Financial Statements ..............................    F-5

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

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2004. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles.

     There were no changes in our controls or procedures during 2004 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS

     Our executive officers are listed in the following table, together with their age and term of service with the Company or DPI.

                                                                                  OFFICER
          NAME            AGE                       POSITION                       SINCE
          ----            ---                       --------                      -------
William S. Daugherty...    50   Chairman of the Board, President and
                                   Chief Executive Officer                          1993
D. Michael Wallen......    50   Vice President - Engineering and Secretary          1995
William G. Barr III....    55   Vice President - Acquisitions and Legal Affairs     1993
Michael P. Windisch....    30   Chief Financial Officer                             2003

     A summary of the business experience and background of our directors and executive officers is set forth below.

     William S. Daugherty has served as President, Chief Executive Officer and member of our board of directors since September 1993, as well as our Chairman of the Board since 1995. He has also served as President of DPI since 1984. Mr. Daugherty currently serves as the Governor of Kentucky's Official Representative to the Interstate Oil and Gas Compact Commission and as a member of the Board of Directors of the Independent Petroleum Association of America. He is a past president of the Kentucky Oil and Gas Association ("KOGA") and the Kentucky Independent Petroleum Producers Association. Mr. Daugherty holds a B.S. Degree from Berea College, Berea, Kentucky.

     D. Michael Wallen joined DPI in March 1995 as Vice President of Engineering and has served as a Vice President and Secretary of the Company since March 1997. For six years before joining DPI, he served as the Director of the Kentucky Division of Oil and Gas, prior to which he was employed by various operating companies in the Appalachian Basin as a well drilling and completion specialist and as a gas production engineer. Mr. Wallen recently served as President of the KOGA. He holds a B.S. Degree from Morehead State University, Morehead, Kentucky.

     William G. Barr, III has served as Vice President - Acquisitions and Legal Affairs since 2004 and he has served in that position with DPI since 1993. He received a Juris Doctorate from the University of Kentucky in 1975. Mr. Barr has more than 25 years' experience in the corporate and legal sectors of the oil and gas industry, having served in senior management positions in oil and gas exploration and production companies and as an attorney with a significant natural resource law practice. Mr. Barr currently serves as Governing Member Trustee for the Energy & Mineral Law Foundation. He also serves on the Board of Directors of the KOGA and as Chairman of its Legislative committee. He was Vice President of KOGA from 1988 to 1992.

     Michael P. Windisch joined the Company in September 2003 as Chief Financial Officer. Prior to that time, Mr. Windisch was employed by PricewaterhouseCoopers LLP, participating for five years in the firms' audit practice. He is a member of the American Institute of Certified Public Accountants and holds a B.S. Degree from Miami University, Oxford, Ohio.

INCORPORATION OF INFORMATION BY REFERENCE

     The balance of Part III to this report is incorporated by reference to the proxy statement for our 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before May 2, 2005.

ITEM 13. EXHIBITS

EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBIT
-------   ----------------------
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

 10.4 7% Convertible Promissory Note in the principal amount of $6,100,000 due October 4, 2009 (incorporated by reference to Exhibit 10.2 to
          Current Report on Form 8-K [File No. 0-12185] dated October 4, 2004).

 10.5     Form of Common Stock Purchase Warrant dated October 4, 2004
          (incorporated by reference to Exhibit 10.3 to Current Report on Form
          8-K [File No. 0-12185] dated October 4, 2004).

 10.6     Form of 7% Convertible Promissory Note dated as of September 5, 2003
          (incorporated by reference to Exhibit 10.2 to Current Report on Form
          8-K [File No. 0-12185] dated September 10, 2003).

 10.7     Form of Common Stock Purchase Warrant dated September 10, 2003
          (incorporated by reference to Exhibit 10.3 to Current Report on Form
          8-K [File No. 0-12185] dated September 10, 2003).

 10.8     Form of Common Stock Purchase Warrant dated December 31, 2003
          (incorporated by reference to Exhibit 10.3 to Current Report on Form
          8-K [File No. 0-12185] dated January 2, 2003).

 10.9     Form of Common Stock Purchase Warrant dated April 29, 2004
          (incorporated by reference to Exhibit 10.4 to Current Report on Form
          8-K [File No. 0-12185] dated September 29, 2003).

 10.10    Form of Change of Control Agreement dated as of February 25, 2004
          (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form
          10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

 10.11    Form of Indemnification Agreement dated as of February 25, 2004
          (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

 10.12    Form of Long Term Incentive Agreement dated as of February 25, 2004
          (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

 21.0     Subsidiaries

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

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

 32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, NGAS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

                              NGAS RESOURCES, INC.


By: /s/ William S. Daugherty            By: Michael P. Windisch
    ---------------------------------       ------------------------------------
    William S. Daugherty,                   Michael P. Windisch,
    President and Chief Executive           Chief Financial Officer
    Officer                                 (Principal financial and accounting
    (Principal executive officer)           officer)

     In accordance with the Exchange Act, this report has been signed as of the date set forth below by the following persons in their capacity as directors of the NGAS Resources, Inc.

NAME                                    DATE
----                                    ----
William S. Daugherty
Charles L. Cotterell*
James K. Klyman*
Thomas F. Miller*


By: /s/ William S. Daugherty            March 15, 2005
    ---------------------------------
    William S. Daugherty,
    Individually and *as
    attorney-in-fact

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
NGAS RESOURCES, INC.
(Formerly Daugherty Resources, Inc.)

We have audited the consolidated balance sheets of NGAS RESOURCES, INC. (formerly Daugherty Resources, Inc.) as at December 31, 2004 and 2003 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in accordance with accounting principles generally accepted in the United States of America and in Canada.

               KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
March 14, 2005

                              NGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                  (U.S. FUNDS)

                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                            2004           2003
                                                                        ------------   ------------
ASSETS
   Current assets:
      Cash..........................................................    $ 11,849,372   $ 22,594,993
      Subscriptions receivable......................................              --      2,335,009
      Accounts receivable...........................................       2,281,715        503,177
      Prepaid expenses and other current assets.....................       2,152,174        773,415
      Loans to related parties (Note 5).............................         142,718        140,780
                                                                        ------------   ------------
         Total current assets.......................................      16,425,979     26,347,374
   Bonds and deposits...............................................         124,650         99,000
   Oil and gas properties (Note 3)..................................      68,156,790     16,369,859
   Property and equipment (Note 4)..................................       2,668,908      2,054,088
   Loans to related parties (Note 5)................................         357,175        517,940
   Investments (Note 6).............................................          55,454        119,081
   Deferred financing costs (Note 7)................................       1,024,810        247,923
   Goodwill (Note 8)................................................         313,177        313,177
                                                                        ------------   ------------
            Total assets............................................    $ 89,126,943   $ 46,068,442
                                                                        ============   ============

LIABILITIES
   Current liabilities:
      Accounts payable..............................................       3,381,726      1,445,603
      Accrued liabilities...........................................       3,537,576      2,865,045
      Income taxes payable..........................................              --        144,450
      Customers' drilling deposits..................................      12,652,001     10,162,600
      Long term debt, current portion (Note 9)......................         121,247        397,722
                                                                        ------------   ------------
         Total current liabilities..................................      19,692,550     15,015,420
   Future income taxes..............................................       2,053,432        257,647
   Long term debt (Note 9)..........................................      25,870,498      4,739,387
   Deferred compensation............................................         368,935             --
                                                                        ------------   ------------
            Total liabilities.......................................      47,985,415     20,012,454
                                                                        ------------   ------------
SHAREHOLDERS' EQUITY
   Capital stock (Note 10)
      Authorized:
        5,000,000 Preferred shares, non-cumulative, convertible
      100,000,000 Common shares
      Issued:
      15,605,208  Common shares (2003 - 10,676,030)................       54,929,887     36,244,623
          21,100  Common shares held in treasury, at cost..........          (23,630)       (23,630)
                  Paid-in capital - options and warrants...........        1,796,504      1,140,321
      To be issued:
          10,070   Common shares (2003 - 1,403,335).................          50,350      5,917,958
                                                                        ------------   ------------
                                                                          56,753,111     43,279,272
   Deficit..........................................................     (15,611,583)   (17,223,284)
                                                                        ------------   ------------
            Total shareholders' equity..............................      41,141,528     26,055,988
                                                                        ------------   ------------
               Total liabilities and shareholders' equity..........     $ 89,126,943   $ 46,068,442
                                                                        ============   ============

See Notes to Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                  (U.S. FUNDS)

                                                               YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                          2004           2003           2002
                                                     ------------   -------------   ------------
REVENUE
   Contract drilling..............................   $ 40,693,850    $ 23,640,000   $  6,269,598
   Oil and gas production ........................      5,711,500       2,550,040      1,204,111
   Gas transmission and compression ..............      1,574,935       1,254,393        930,934
                                                     ------------    ------------   ------------
      Total revenue ..............................     47,980,285      27,444,433      8,404,643
                                                     ------------    ------------   ------------

DIRECT EXPENSES
   Contract drilling .............................     29,620,335      12,207,772      2,916,348
   Oil and gas production ........................      2,413,375         958,081        673,227
   Gas transmission and compression ..............      1,012,914         587,644        494,525
                                                     ------------    ------------   ------------
      Total direct expenses ......................     33,046,624      13,753,497      4,084,100
                                                     ------------    ------------   ------------
GROSS PROFIT .....................................     14,933,661      13,690,936      4,320,543
                                                     ------------    ------------   ------------

OTHER INCOME (EXPENSES)
   Selling, general and administrative ...........     (9,848,139)     (7,532,554)    (2,898,632)
   Options, warrants and deferred compensation ...       (743,096)       (742,800)            --
   Depreciation, depletion and amortization ......     (1,886,965)       (911,089)      (652,069)
   Interest expense ..............................       (682,235)       (493,441)      (249,267)
   Interest income ...............................        297,138         176,334         45,261
   Gain on sale of assets ........................      1,542,607           2,695          4,361
   Other, net ....................................       (107,515)       (127,844)        64,753
                                                     ------------    ------------   ------------
      Total other income (expenses) ..............    (11,428,205)     (9,628,699)    (3,685,593)
                                                     ------------    ------------   ------------
INCOME BEFORE INCOME TAXES .......................      3,505,456       4,062,237        634,950
   Income tax expense ............................      1,893,755         402,097             --
                                                     ------------    ------------   ------------
NET INCOME .......................................      1,611,701       3,660,140        634,950
DEFICIT, beginning of year .......................    (17,223,284)    (20,883,424)   (21,518,374)
                                                     ------------    ------------   ------------
DEFICIT, end of year..............................   $(15,611,583)   $(17,223,284)  $(20,883,424)
                                                     ============    ============   ============
NET INCOME PER SHARE
      Basic ......................................   $       0.12    $       0.46   $       0.12
                                                     ============    ============   ============
      Diluted ....................................   $       0.10    $       0.33   $       0.11
                                                     ============    ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
      Basic ......................................     13,994,283       8,032,647      5,343,534
                                                     ============    ============   ============
      Diluted ....................................     16,467,584      11,711,399      5,969,027
                                                     ============    ============   ============

See Notes to Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (U.S. FUNDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                2004          2003           2002
                                                            ------------   -----------   -----------
OPERATING ACTIVITIES
   Net income ...........................................   $  1,611,701   $ 3,660,140   $   634,950
   Adjustments to reconcile net income to
        net cash provided by operating activities:
      Incentive bonus paid in common shares .............        674,905       364,680       130,020
      Options, warrants and deferred compensation .......        743,096       742,800            --
      Contract settlement paid in common shares .........             --       348,300            --
      Depreciation, depletion and amortization ..........      1,886,965       911,089       652,069
      Write-down of investments .........................         63,627            --            --
      Write-off of deferred financing costs .............             --        29,786            --
      Notes issued in kind for interest on long term debt         74,036       104,888            --
      Gain on sale of assets ............................     (1,542,607)       (2,695)       (4,361)
      Future income taxes ...............................      1,795,785       257,647            --
      Changes in assets and liabilities:
         Subscriptions receivable .......................      2,335,009    (2,335,009)           --
         Accounts receivable ............................     (1,778,538)     (175,142)       95,324
         Prepaid expenses and other current assets ......     (1,378,759)     (329,752)     (258,648)
         Accounts payable ...............................      2,117,643       514,788       374,018
         Accrued liabilities ............................        672,531     1,804,651       418,959
         Income taxes payable ...........................       (144,450)      144,450            --
         Customers' drilling deposits ...................      2,489,401     3,398,400     3,909,500
                                                            ------------   -----------   -----------
Net cash provided by operating activities ...............      9,620,345     9,439,021     5,951,831
                                                            ------------   -----------   -----------
INVESTING ACTIVITIES
   Proceeds from sale of assets .........................      2,187,400        20,745        26,800
   Purchase of property and equipment ...................     (1,097,568)   (1,341,701)     (224,533)
   Purchase of investment ...............................             --            --        (9,827)
   Increase in bonds and deposits .......................        (25,650)      (58,000)           --
   Additions to oil and gas properties ..................    (53,755,431)   (7,346,345)   (1,366,003)
                                                            ------------   -----------   -----------
Net cash used in investing activities ...................    (52,691,249)   (8,725,301)   (1,573,563)
                                                            ------------   -----------   -----------
FINANCING ACTIVITIES
   Net payments on short term borrowings ................             --      (134,162)      (11,905)
   Decrease (increase) in loans to related parties ......        158,827       117,100      (212,093)
   Proceeds from issuance of common shares ..............     10,252,391     9,169,346       102,500
   Proceeds from issuance of long term debt .............     22,679,258     8,236,125       693,868
   Payments of deferred financing costs .................       (684,206)     (410,000)           --
   Payments of long term debt ...........................        (80,987)   (2,128,443)     (163,751)
                                                            ------------   -----------   -----------
Net cash provided by financing activities ...............     32,325,283    14,849,966       408,619
                                                            ------------   -----------   -----------
Change in cash ..........................................    (10,745,621)   15,563,686     4,786,887
   Cash, beginning of year ..............................     22,594,993     7,031,307     2,244,420
                                                            ------------   -----------   -----------
   Cash, end of year ....................................   $ 11,849,372   $22,594,993   $ 7,031,307
                                                            ============   ===========   ===========
SUPPLEMENTAL DISCLOSURE
Interest paid ...........................................        601,719   $   442,097   $   235,531
Income taxes paid .......................................        659,450            --            --
SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES
Common shares issued for accounts payable ...............        181,520       315,826       155,031
Common shares issued upon conversion of notes ...........      1,688,590     4,976,913            --

See Notes to Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General. The accompanying consolidated financial statements of NGAS Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in Canada and the United States of America. See Note 17 - United States Accounting Principles. All funds are stated in U.S. dollars.

     (b) Basis of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), a Kentucky corporation, and DPI's wholly owned subsidiaries, Sentra Corporation ("Sentra"), NGAS Securities, Inc. ("NGAS Securities") and NGAS Gathering, LLC. DPI conducts all of the Company's oil and gas drilling and production operations. Sentra owns and operates natural gas distribution facilities for two communities in Kentucky. NGAS Securities provides marketing support services for private placement financings by the Company and DPI. NGAS Gathering, LLC operates gas gathering systems. The consolidated financial statements also reflect DPI's interests in a total of 26 drilling programs that it has sponsored and managed to conduct development drilling operations on its prospects (the "Drilling Programs"). DPI maintains a combined interest as both general partner and an investor in each Drilling Program ranging from 25.75% to 66.67%, subject to specified increases after certain distribution thresholds are reached. The Company accounts for those interests using the proportionate consolidation method, combining DPI's share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the years presented in the consolidated financial statements have been eliminated on consolidation.

     (c) Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America and in Canada requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the years presented in the consolidated financial statements. Actual results could differ from those estimates.

     (d) Oil and Gas Properties.

          (i) Accounting Treatment for Costs Incurred. The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, property acquisition costs, costs of successful exploratory wells, development costs and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when determined to be non-productive. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment and facilities. Production costs, overhead and all exploration costs other than costs of exploratory drilling are charged to expense as incurred.

          (ii) Depletion. Depletion on developed properties is computed using the units-of-production method, using only the reserves underlying the proved developed oil and gas properties. The Company follows Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3063, "Impairment of Long-Lived Assets," which is the Canadian equivalent of Statement of Financial Standards ("SFAS") No. 144 for accounting standards generally accepted in the United States of America. CICA Handbook Section 3063 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of a proved oil and gas property would be required to the extent its carrying amount exceeded the undiscounted future net cash flows from the Company's interest in the property's estimated proved reserves. Estimates of proved oil and gas reserve volumes and values involve significant uncertainties. These estimates are also primary factors in determining the amount of depletion expense, whether or not oil and gas properties are impaired.

          (iii) Revenue Recognition. The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less, and the Company's financial position and results of operations would not be significantly affected from use of the percentage-of-completion method. A contract is considered complete when all remaining costs and risks are relatively insignificant. Oil and gas production revenue is recognized as income as production is extracted and sold. Other revenue is recognized at the time it is earned and the Company has a contractual right to receive the revenue. For the years ended December 31, 2004 and 2003, gas transmission and compression revenue includes gas utility sales from Sentra's regulated operations aggregating $320,162 and $285,740, respectively.

          (iv) Regulated Operations of Sentra. Regulated operations of Sentra are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires regulated entities to record regulatory assets and liabilities resulting from actions of regulators. Kentucky's Public Service Commission regulates Sentra's billing rates for natural gas distribution sales. These billing rates are based on the Commission's evaluation of Sentra's recovery of its purchased gas costs. As of December 31, 2004, Sentra did not have any unrecovered purchased gas costs. If the Company were to discontinue the application of SFAS No. 71 to Sentra's regulated operations, it would be required to write off its regulatory assets and adjust the carrying amount of any other assets, including property and equipment, used in those operations that would be deemed unrecoverable.

          (v) Regulated Operations of NGAS Securities. NGAS Securities is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Among other regulatory requirements, it is subject to the net capital provisions of Rule 15c3-1 under of the Securities Exchange Act of 1934. Because it does not hold customer funds or securities or owe money or securities to customers, NGAS Securities is required to maintain minimum net capital equal to the greater of $5,000 or one-eighth of its aggregate indebtedness. At December 31, 2004, NGAS Securities had net capital of $22,452 and aggregate indebtedness of $22,509.

          (vi) Wells and Related Equipment. Wells and related equipment are recorded at cost and are amortized under the units-of-production method, based on the estimated proved developed reserves of the underlying properties.

     (e) Property and Equipment. Property and equipment are stated at cost, amortized on a straight-line basis over the useful life of the assets, ranging from 3 to 25 years.

     (f) Investments. Long term investments in which the Company does not have significant influence are accounted for using the cost method. In the event of a permanent decline in its value, an investment is written to estimated realizable value, and any resulting loss is charged to earnings.

     (g) Goodwill. Goodwill is tested for impairment at least annually and more frequently if indicators exist as prescribed under CICA Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of SFAS No. 142. See Note 8 - Goodwill. CICA Handbook Section 3062 requires that if the fair value of a reporting unit (including goodwill) is less than its carrying value, the implied fair value of the reporting unit must be compared with its carrying value to determine possible impairment.

     (h) Future Income Taxes. The Company provides for income taxes using the asset and liability method, as required by the CICA Handbook Section 3465. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates that are assumed to be in effect when the underlying items of income and expense are expected to be realized.

     (i) Stock Option Plans. The Company maintains the stock option plans described in Note 10. Effective January 1, 2004, the Company adopted the fair value provisions of CICA Handbook Section 3870, "Stock-Based Compensation and Other Stock-Based Payments" and related interpretations for the recognition and measurement of compensation costs associated with employee stock options. See
Note 10 - Capital Stock.

     (j) Reclassifications. Certain amounts included in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2. ACQUISITIONS

     (a) 2004 Acquisitions. In two separate transactions during August 2004, DPI acquired oil and gas interests covering approximately 14,737 acres in Leslie and Bell Counties, Kentucky for a total of $7.8 million. In November 2004, DPI sold 75% of the royalty interests included in one of the acquisitions for $2.0 million. In connection with the property acquisition, the parties had allocated $600,000 of the purchase price for the properties to the total royalty interests. As a result, after accounting for selling costs, the Company realized a gain of $1.55 million in the fourth quarter of 2004 on the sale of the partial royalty interests.

     In October 2004, DPI acquired additional oil and gas interests covering 75,000 acres from Stone Mountain Energy Company, L.C. ("SME") in Bell, Harlan and Leslie Counties, Kentucky and Lee County, Virginia for $27 million. As part of these transactions, DPI assumed future obligations of the sellers under oil and gas leases, farm-out agreements and operating contracts. The Company accounted for these acquisitions under the purchase method. The purchase price for the acquired assets was allocated among the assets as of the respective closing dates.

     (b) 2003 Acquisition. In June 2003, DPI acquired an oil and gas lease covering 9,400 acres on the north side of the Pine Mountain Fault System adjacent to the Big Sandy Gas Field in eastern Kentucky (the "Straight Creek Field"). DPI also acquired a 25% working interest in an additional 11,000 acres in the Straight Creek Field during October 2003 and added 2,100 acres to its position by lease in December 2003.

NOTE 3. OIL AND GAS PROPERTIES

     Capitalized costs and accumulated depreciation, depletion and amortization ("DD&A") relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                                                                DECEMBER 31,
                                                 DECEMBER 31, 2004                  2003
                                      ---------------------------------------   ------------
                                                    ACCUMULATED
                                          COST          DD&A          NET            NET
                                      -----------   -----------   -----------    -----------
Proved oil and gas properties .....   $63,203,659   $(3,815,661)  $59,387,998    $14,053,881
Unproved oil and gas properties ...     1,838,038            --     1,838,038        657,879
Wells and related equipment .......     7,294,420      (363,666)    6,930,754      1,658,099
                                      -----------   -----------   -----------    -----------
Total oil and gas properties ......   $72,336,117   $(4,179,327)  $68,156,790    $16,369,859
                                      ===========   ===========   ===========    ===========

NOTE 4. PROPERTY AND EQUIPMENT

     The following table presents the capitalized costs and accumulated depreciation for the Company's property and equipment as of December 31, 2004 and 2003.

                                                                             DECEMBER 31,
                                               DECEMBER 31, 2004                 2003
                                    --------------------------------------   ------------
                                                  ACCUMULATED
                                       COST      DEPRECIATION       NET          NET
                                    ----------   ------------   ----------   ------------
Land ............................   $   12,908    $      --     $   12,908    $   12,908
Building improvements ...........       20,609       (4,375)        16,234        17,548
Machinery and equipment .........    2,097,427     (391,189)     1,706,238     1,533,115
Office furniture and fixtures ...       83,570      (24,262)        59,308        26,220
Computer and office equipment ...      399,838     (141,861)       257,977       205,721
Vehicles ........................      851,423     (235,180)       616,243       258,576
                                    ----------    ---------     ----------    ----------
Total property and equipment ....   $3,465,775    $(796,867)    $2,668,908    $2,054,088
                                    ==========    =========     ==========    ==========

NOTE 5. LOANS TO RELATED PARTIES

     Loans to related parties represent loans receivable from certain shareholders and officers of the Company. The loans are payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $328,464 at December 31, 2004 and $487,291 at December 31, 2003. They bear interest at 6% per annum and are collateralized by the related parties' ownership interest in Drilling Programs. The loans receivable from officers totaled $171,429 at December 31, 2004 and 2003. These loans are non-interest bearing and unsecured.

NOTE 6. INVESTMENTS

     The Company has investments of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority, bearing interest at rates ranging from 7% to 8.25% per annum and maturing through July 1, 2010. During the third quarter of 2004, in accordance with accounting principles generally accepted in Canada, the Company recorded a write-down of $63,627 in the carrying value of the bonds to reflect a permanent decline in value, resulting in a carrying value of $55,454 at December 31, 2004. See Note 17 - United States Accounting Principles.

NOTE 7. DEFERRED FINANCING COSTS

     The Company incurred financing costs for convertible note and secured bank financing transactions aggregating $986,478 in 2004. See Note 9 - Long term Debt. These financing costs have been capitalized and are being amortized at rates based on the stated terms of the debt instruments. At December 31, 2004, amortization of these costs totaled $50,453, leaving $936,025 of deferred financing costs from these transactions.

     During 2003, the Company incurred financing costs of $601,886 in connection with the issuance of $5,000,000 principal amount of its 7% convertible notes due September 5, 2008. See Note 9 - Long term Debt. These costs were initially capitalized and were expected to be amortized ratably over the life of the notes. In the fourth quarter of 2003, $2,800,000 principal amount of the notes were converted into common shares and added to equity, net of $318,087, representing a proportionate amount of the original financing costs. Additional notes in the principal amount of $1,301,721 were converted into common shares during 2004 and added to equity, net of proportionate financing costs of $129,081. See Note 10 - Capital Stock. Accumulated amortization for the remaining financing costs aggregated $65,933 at December 31, 2004.

NOTE 8. GOODWILL

     In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of SFAS No. 142 for accounting standards generally accepted in the United States. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. The Company performed an analysis of its recorded goodwill in October 2004 and 2003, determining in both cases that no impairment charge was required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of December 31, 2004 and 2003.

NOTE 9. LONG TERM DEBT

     (a) Credit Facility. The Company maintains a credit facility for up to $20 million with KeyBank NA. The borrowing base for the facility is determined semiannually by the bank. At December 31, 2003, the borrowing base was $2,675,000. In connection with the SME acquisition, the borrowing base was established at $15 million, and the interest rate was lowered from 1.25% to 1% above the bank's prime rate, amounting to 6.25% at December 31, 2004. See Note 2
- Acquisitions. The facility is secured by liens on substantially all of the Company's assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $15,000,000 at December 31, 2004 and $252,046 at December 31, 2003.

     (b) Convertible Notes. The Company has issued several series of convertible notes in private placements to finance a substantial part of its drilling and acquisition activities. The notes are convertible by the holders into the Company's common stock at fixed rates (subject to anti-dilution adjustments) and are generally redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. The terms of the notes are summarized below.


                               PRINCIPAL AMOUNT OUTSTANDING AT                SHARES ISSUABLE
                               -------------------------------                AT DECEMBER 31,
                                 DECEMBER 31,   DECEMBER 31,     CONVERSION      2004 UPON
TITLE OF NOTES                       2004           2003            PRICE        CONVERSION
--------------                   ------------   ------------     ----------   ---------------
10% Convertible Notes
   due May 1, 2007 .........      $   560,500    $  740,500         $1.50          373,666
8% Convertible Notes
   due April 10, 2008 ......          745,925       770,625          1.90          392,592
8% Convertible Notes
   due May 1, 2008 .........          188,750       500,000          2.25           83,888
7% Convertible Notes
   due September 5, 2008 ...        1,077,202     2,304,888          4.50          239,378
7% Convertible Notes
   due October 4, 2009 .....        6,100,000            --          6.00        1,016,666
7% Convertible Notes
   due March 31, 2010 ......        1,831,304            --          6.00          305,217
                                  -----------    ----------                      ---------
   Total ...................      $10,503,681    $4,316,013                      2,411,407
                                  ===========    ==========                      =========

     The Company's 7% Convertible Notes due September 5, 2008 were originally issued during September 2003 in the aggregate principal amount of $5,000,000. Interest on those notes is payable quarterly in cash or additional notes and was required to be paid in kind through September 30, 2004, resulting in the issuance of additional notes aggregating $178,924 as of December 31, 2004.

     The Company's 7% Convertible Notes due March 31, 2010 in the principal amount of $1,831,304 were issued in the fourth quarter of 2004 as a part of a private placement that continued during the first quarter of 2005, when additional notes in this series were issued. See Note 20 - Subsequent Event.

     (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $390,818 at December 31, 2004 and $414,818 at December 31, 2003.

     (d) Miscellaneous Debt. The following table summarizes other outstanding debt obligations of the Company at December 31, 2004 and 2003.

                                                                                 PRINCIPAL AMOUNT OUTSTANDING AT
                                                                                 -------------------------------
                                                                                   DECEMBER 31,   DECEMBER 31,
TERMS OF DEBT                                                                          2004           2003
-------------                                                                      ------------   ------------
Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 8.68% to 9.5% per
   annum, collateralized by the acquired equipment and vehicles ..............        $ 4,451       $ 23,451
Loan payable to unaffiliated company, bearing interest
   at 10% per annum payable quarterly, collateralized by assets of
   subsidiary guarantor ......................................................         64,779         64,779
Note payable to unaffiliated individual, payable in
   60 installments of $1,370, together with interest at 8% per annum,
   through 2005 ..............................................................          4,964         20,397
Loans payable to various banks, payable monthly in
   various amounts, together with interest at rates ranging
   from 4% to 9.75% per annum, through 2005, collateralized by receivables
   and various vehicles ......................................................         23,052         45,605
                                                                                      -------       --------
Total ........................................................................        $97,246       $154,232
                                                                                      =======       ========

     (e) Maturities of Long Term Debt. The following table summarizes the Company's total long term debt at December 31, 2004 and 2003 and the total principal payments due for each year from 2005 through 2009 and thereafter.

                                                       PRINCIPAL AMOUNT OUTSTANDING AT
                                                       -------------------------------
                                                         DECEMBER 31,   DECEMBER 31,
                                                             2004           2003
                                                         ------------   -----------
Total long term debt (including current portion) ...      $25,991,745   $5,137,109
Less current portion ...............................          121,247      397,722
                                                          -----------   ----------
   Total long term debt ............................      $25,870,498   $4,739,387
                                                          ===========   ==========

MATURITIES OF DEBT

2005..............................................................   $   121,247
2006..............................................................    15,024,000
2007..............................................................       584,500
2008..............................................................     2,035,876
2009 and thereafter...............................................     8,226,122

NOTE 10. CAPITAL STOCK

     (a) Preferred and Common Shares. The Company has 5,000,000 authorized shares of preferred stock, none of which were outstanding at December 31, 2004 or 2003. The following table reflects transactions involving the Company's common stock during the reported periods.

                                                         NUMBER OF
COMMON SHARES ISSUED                                      SHARES        AMOUNT
--------------------                                    ----------   -----------
   Balance, December 31, 2002 .......................    5,505,670   $24,589,797
Issued for cash .....................................      950,000     2,460,450
Issued to employees as incentive bonus ..............      360,500       364,680
Issued upon exercise of stock options and warrants ..    1,018,131     1,904,164
Issued upon conversion of preferred shares ..........      625,448     1,784,493
Issued upon conversion of convertible notes .........    2,069,393     4,976,913
Issued for settlement of accounts payable ...........      146,888       164,126
                                                        ----------   -----------
   Balance, December 31, 2003 .......................   10,676,030    36,244,623
Issued for cash .....................................    2,557,665    12,200,886
Issued to employees as incentive bonus ..............      157,250       674,905
Issued upon exercise of stock options and warrants ..    1,520,936     3,507,493
Issued upon conversion of convertible notes .........      560,601     1,688,590
Issued for settlement of accounts payable ...........       46,352       181,520
Issued for contract settlement ......................       86,374       431,870
                                                        ----------   -----------
   Balance, December 31, 2004 .......................   15,605,208   $54,929,887
                                                        ==========   ===========
COMMON SHARES TO BE ISSUED

   Balance at December 31, 2004 .....................       10,070   $    50,350
                                                        ==========   ===========

PAID IN CAPITAL - OPTIONS AND WARRANTS
--------------------------------------
   Balance, December 31, 2002 .....................................   $  763,635
Issued ............................................................      376,686
                                                                      ----------
   Balance, December 31, 2003 .....................................    1,140,321
Issued ............................................................      676,433
Exercised .........................................................      (20,250)
                                                                      ----------
   Balance, December 31, 2004 .....................................   $1,796,504
                                                                      ==========

     During 2004 and 2003, the Company completed a total of four institutional private placements of its common stock. Proceeds from the private placements were allocated primarily to construction of new gathering systems and investments in sponsored Drilling Programs. The terms of these private placements are reflected in the following table:

                                                         PER SHARE
                                         NUMBER OF     SUBSCRIPTION
CLOSING DATE                           SHARES ISSUED       PRICE        PROCEEDS
------------                           -------------   ------------   -----------
June 13, 2003 .................            900,000         $2.85      $ 2,565,000
December 31, 2003 .............          1,303,335          4.50        5,865,000
April 28, 2004 ................            975,000          5.98        5,832,450
November 2, 2004 ..............            279,330          5.37        1,500,000
                                         ---------                    -----------
   Total ......................          3,457,665                    $15,762,450
                                         =========                    ===========

     (b) Stock Options and Awards. The Company maintains three stock plans for the benefit of its directors, officers, employees and, in the case of the second and third plans, its consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant. The third plan, adopted in 2003, provides for the grant of stock awards and stock options for an aggregate of up to 4,000,000 common shares. Stock awards may be subject to vesting conditions and trading restrictions specified at the time of grant. Option grants must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. During 2003, initial stock awards were made under the third plan for a total of 353,500 shares, subject to shareholder approval of the plan, which was received in June 2004. During 2004, stock awards for an additional 166,489 shares were made under the plan.

     At December 31, 2004, the exercise prices of options outstanding under the Company's stock option plans ranged from $1.02 to $4.09 per share, and their weighted average remaining contractual life was 4.45 years. The following table reflects transactions involving the Company's stock options during each of the years presented in the consolidated financial statements

                                                                WEIGHTED AVERAGE
STOCK OPTIONS                           ISSUED    EXERCISABLE    EXERCISE PRICE
-------------                         ---------   -----------   ----------------
   Balance, December 31, 2002 .....   1,585,210    1,585,210           1.30
Issued(1) .........................     400,000                        1.02
Exercised .........................    (820,879)                       1.17
Expired ...........................     (45,000)                       5.00
                                      ---------                       -----
   Balance, December 31, 2003 .....   1,119,331    1,119,331           1.10
                                                   ---------
Issued(2) .........................   2,015,000                        4.05
Exercised .........................    (311,480)                       1.00
Expired ...........................    (437,851)                       1.23
                                      ---------                       -----
   Balance, December 31, 2004 .....   2,385,000      370,000          $3.58
                                      =========    =========          =====

----------
(1) Granted to employees under stock option plans, exercisable through January 2, 2008 at an exercise price of $1.02 per share.

(2) Granted to employees and directors under stock option plans at exercise prices ranging from $4.03 to $4.09 per share and vesting in increments from February 25, 2005 through February 25, 2009.

     In accounting for stock options, the Company follows the retroactive method under CICA Handbook Section 3870. For fiscal years beginning before December 15, 2003, the statement permits compensation cost for stock options to be measured by the intrinsic value method of accounting similar to the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share as if the fair value accounting method had been applied. For fiscal years beginning after December 15, 2003, the statement requires the fair value method of accounting for stock options, consistent with the recognition and measurement provisions of SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation," with retroactive restatement of prior periods to reflect fair value accounting. For the year ended December 31, 2004, this resulted in a non-cash charge for options and warrants of $374,161.

     Under the fair value method, employee stock options are valued at grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. For the years ended December 31, 2004 and 2003, the fair value estimates for each option grant assumed a risk free interest rate of 4.5%, a dividend yield of 0%, a theoretical volatility of
0.30 and an expected life ranging from one to five years based on the option's vesting provisions. Adoption of fair value accounting for stock options to replace the intrinsic value method previously followed by the Company resulted in the restatement of net income and income per share for the year ended December 31, 2003 as reflected in the table below, with related adjustments to the deficit as previously reported since 1995.

                                                        INTRINSIC        FAIR
                                                          VALUE         VALUE
                                                          METHOD        METHOD
                                                       -----------   -----------
                                                       (PREVIOUSLY
                                                        REPORTED)     (RESTATED)
YEAR ENDED DECEMBER 31, 2003
Net income .......................................     $ 3,813,740   $ 3,660,140
Net earnings per share
   Basic .........................................            0.47          0.46
   Fully diluted .................................            0.34          0.33
Weighted average fair value of options granted ...            0.38          0.38

AS OF DECEMBER 31, 2003
Deficit ..........................................      16,306,049    17,223,284

     During 2002, no stock options were issued or vested. Accordingly, adoption of fair value accounting for stock options had no effect on reported net income and income per share for the year ended December 31, 2002 as reported under the intrinsic value method previously followed by the Company. Adoption of fair value accounting for stock options resulted in a retroactive adjustment to the deficit as previously reported at December 31, 2002 from $20,119,789 to $20,883,424.

     During 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or "cashless" exercise feature at an exercise price of $1.25 per share. Since the disclosure only alternative of CICA Handbook Section 3870 and ABP Opinion No. 25 was not available for the exercise of stock options with this feature, the Company recorded a compensation charge of $558,000 for the year ended December 31, 2003, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date that the options were exercised. Additional non-cash compensation of $31,200 was also recognized in 2003 from the issuance of warrants for corporate consulting services.

     (c) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at December 31, 2004 ranged from $1.26 to $6.25 per share, and their weighted average remaining contractual life was 2.59 years. The following table reflects transactions involving the Company's common stock purchase warrants during each of the years presented in the consolidated financial statements.

                                                                      WEIGHTED AVERAGE
COMMON STOCK PURCHASE WARRANTS               ISSUED     EXERCISABLE    EXERCISE PRICE
------------------------------             ----------   -----------   ----------------
   Balance, December 31, 2002 ..........    2,559,901    2,559,901           2.76
Issued in financing transactions(1) ....      916,453    ---------           5.12
Issued for consulting services(2) ......      175,000                        1.55
Exercised ..............................     (317,831)                       2.40
                                           ----------                       -----
   Balance, December 31, 2003 ..........    3,333,523    3,333,523           3.43
                                                         ---------
Issued in financing transactions(3) ....      966,460                        6.09
Issued for consulting services(4) ......       20,000                        4.03
Exercised ..............................   (1,209,456)                       2.63
Expired ................................     (689,062)                       3.06
                                           ----------                       -----
   Balance, December 31 2004 ...........    2,421,465    2,421,465          $4.96
                                           ==========    =========          =====

----------
(1)  Expiring from September 13, 2006 through December 31, 2008

(2)  Expiring from April 3, 2004 through April 2, 2008.

(3)  Expiring from April 29, 2007 through November 2, 2009.

(4)  Expiring on February 25, 2009.

NOTE 11. INCOME TAXES

     The following table sets forth the components of income tax expense for each of the years presented in the consolidated financial statements.

                                                       YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    2004         2003        2002
                                                 ----------   ---------   ---------
Current ......................................   $   97,970   $ 957,970   $ 605,943
Future .......................................    1,795,785     257,647          --
Benefits realized from loss carryforward .....           --    (813,520)   (605,943)
                                                 ----------   ---------   ---------
Total income tax expense .....................   $1,893,755   $ 402,097   $      --
                                                 ==========   =========   =========

     The following table sets forth a reconciliation between prescribed tax rates and the effective tax rate for the Company's total income tax expense in each of the years presented in the consolidated financial statements.

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                 2004          2003         2002
                                                             -----------   -----------   ---------
Income tax computed at statutory combined
   basic income tax rates ................................   $ 1,266,171   $ 1,716,295   $ 268,266
Increase (decrease) in income tax resulting from:
   Net operating loss carryforward .......................            --      (813,520)   (605,943)
   Non-recognition of tax benefit from net losses ........       355,070       177,722     324,162
   Non-deductible expenses ...............................        51,325        75,976      13,515
   Tax losses allocated from Drilling Programs ...........    (1,836,917)   (1,012,023)         --
   Excess tax depletion and depreciation over
      book depreciation ..................................     1,812,861     2,255,619          --
   Previously unrecognized benefit on future tax asset ...            --    (1,997,972)         --
   Difference in tax rates between Canada and the
      United States ......................................       245,245            --          --
                                                             -----------   -----------   ---------
Total income tax expense .................................   $ 1,893,755   $   402,097   $      --
                                                             ===========   ===========   =========

     The following table sets forth the components of the Company's future income tax liabilities as of the end of each of the years presented in the consolidated financial statements.

                                                                           AS OF DECEMBER 31,
                                                                ---------------------------------------
                                                                    2004          2003          2002
                                                                -----------   -----------   -----------
Net operating loss carryforward and investment tax credit ...   $ 2,589,772   $ 2,175,123   $ 2,779,909
Gold and silver properties ..................................     2,663,962     2,663,962     2,663,962
Oil and gas properties ......................................    (3,322,760)   (1,596,167)     (225,635)
Property and equipment ......................................      (745,720)     (659,452)      (98,966)
Less valuation allowance ....................................    (3,238,686)   (2,841,113)   (5,119,270)
                                                                -----------   -----------   -----------
Future tax liabilities ......................................   $(2,053,432)  $  (257,647)  $        --
                                                                ===========   ===========   ===========

     As of December 31, 2004, the Company had net operating losses of $6,081,000 at the holding company level. Since no revenues are generated at the holding company level for utilization of the related net operating loss carryforwards, the Company has provided a valuation allowance in the full amount of the net operating losses. The following table summarizes those net operating loss carryforwards by year of expiry.

YEAR OF EXPIRY
--------------
2005 .......................................................          $  245,000
2006 .......................................................             271,000
2007 .......................................................             969,000
2008 .......................................................           1,456,000
2009 .......................................................             903,000
2010 .......................................................             923,000
2014 .......................................................           1,314,000
                                                                      ----------
Total net operating loss carryforwards .....................          $6,081,000
                                                                      ==========

NOTE 12. INCOME PER SHARE

     (a) Basic. Income per share is calculated using the weighted average number of shares outstanding during each of the years presented in the consolidated financial statements. The following table sets forth the weighted average of common shares outstanding for each of those years.

                                                            WEIGHTED AVERAGE
YEAR                                                   COMMON SHARES OUTSTANDING
----                                                   -------------------------
2002 ...............................................            5,343,534
2003 ...............................................            8,032,647
2004 ...............................................           13,994,283

     (b) Fully Diluted. The Company follows CICA Handbook Section 3500, "Earnings per Share," effective January 31, 2002. The statement requires the presentation of both basic and diluted earnings per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments . For each of the years ended December 31, 2004 and 2003, the assumed exercise of outstanding options and warrants and conversion of outstanding convertible notes and, for 2003, outstanding preferred stock would have a dilutive effect on EPS because some of their exercise or conversion prices were below the average market price of the common stock during the year. For the year ended December 31, 2002, only the assumed conversion of outstanding preferred stock would have a dilutive effect on EPS. The following table sets forth the weighted average number of common shares outstanding for the computation of dilutive EPS for each of the years presented.

                                                     YEAR ENDED DECEMBER 31,
                                             --------------------------------------
NUMERATOR:                                       2004          2003         2002
---------                                    -----------   -----------   ----------
Net income as reported for basic EPS .....   $ 1,611,701   $ 3,660,140   $  634,950
Adjustments to income for diluted EPS ....        89,590       199,628           --
                                             -----------   -----------   ----------
   Net income for diluted EPS ............   $ 1,701,291   $ 3,859,768   $  634,950
                                             ===========   ===========   ==========

DENOMINATOR:
Weighted average shares for basic EPS ....    13,994,283     8,032,647    5,343,534
Effect of dilutive securities:
   Stock options .........................       851,203     1,011,198           --
   Warrants ..............................       703,428       688,150           --
   Convertible notes .....................       918,670     1,822,517           --
   Convertible preferred shares ..........            --       156,887      625,493
                                             -----------   -----------   ----------
Adjusted weighted average shares and
   assumed conversions for dilutive EPS ..    16,467,584    11,711,399    5,969,027
                                             ===========   ===========   ==========
Basic EPS ................................   $      0.12   $      0.46   $     0.12
                                             ===========   ===========   ==========
Diluted EPS ..............................   $      0.10   $      0.33   $     0.11
                                             ===========   ===========   ==========

NOTE 13. EMPLOYEE BENEFIT PLAN

     On October 1, 2003, the Company established a salary deferral plan under section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 15% of their annual compensation through contributions to the plan, with matching contributions by the Company up to 3% of the participating employees' compensation, plus half of their plan contributions between 3% and 5% of annual compensation. The deferrals accumulate on a tax deferred basis until a participating employee withdraws the funds allowable based on a vesting schedule. The Company's matching contributions to the plan aggregated $61,407 in 2004 and $13,232 in 2003.

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

     (b) Drilling Programs. DPI invests in sponsored Drilling Programs on substantially the same terms as unaffiliated investors, contributing capital in proportion to its partnership interest. DPI also maintains a 1% interest as general partner in each Drilling Program, resulting in a combined interest ranging from 25.75% to 30.7% in the Drilling Programs organized as limited partnerships and up to 66.67% in each Drilling Program organized as a joint venture. The agreements for both the limited partnership and joint venture Drilling Programs generally provide for specified increases in DPI's program interests, up to 15% of the total program interests, after program distributions reach "payout," which ranges from 100% to 110% of partners' investment. The partnership agreements also provide for each Drilling Program to enter into turnkey drilling contracts with DPI for all wells to be drilled by that Drilling Program. The portion of the profit on drilling contracts attributable to DPI's ownership interest in the Drilling Programs has been eliminated on consolidation for the periods presented in the consolidated financial statements. The following table sets forth the total payments received under these contracts for each of those years.

YEAR          DRILLING CONTRACT REVENUES
----          --------------------------
2002 ......            6,269,598
2003 ......           23,640,000
2004 ......           40,693,850

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

     (b) Fair Value of Financial Instruments. The carrying values of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and customer drilling deposits approximate fair value due to their short-term maturity. Bonds and deposits, loans receivable and payable and other long term debt payable approximate fair value since they bear interest at variable rates. The following table sets forth the financial instruments with a carrying value at December 31, 2004 different from their estimated fair value, based upon discounted future cash flows using discount rates reflecting market conditions for similar instruments.

                                             CARRYING
FINANCIAL INSTRUMENT:                          VALUE      VALUE
---------------------                        --------   --------
Non-interest bearing long term debt ......   $390,818   $188,000
Loans to related parties .................    499,893    453,500

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

                                         YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                     2004          2003         2002
                                 -----------   -----------   ----------
REVENUE:
Oil and gas development ......   $47,980,285   $27,444,433   $8,404,643
Corporate ....................            --            --           --
                                 -----------   -----------   ----------
   Total .....................   $47,980,285   $27,444,433   $8,404,643
                                 ===========   ===========   ==========
DD&A:
Oil and gas development ......   $ 1,721,849   $   792,980   $  589,880
Corporate ....................       165,116       118,109       62,189
                                 -----------   -----------   ----------
   Total .....................   $ 1,886,965   $   911,089   $  652,069
                                 ===========   ===========   ==========
INTEREST EXPENSE:
Oil and gas development ......   $   330,690   $   173,049   $  155,180
Corporate ....................       351,545       320,392       94,087
                                 -----------   -----------   ----------
   Total .....................   $   682,235   $   493,441   $  249,267
                                 ===========   ===========   ==========
NET INCOME (LOSS):
Oil and gas development ......   $ 2,642,003   $ 5,092,588   $1,585,036
Corporate ....................    (1,030,302)   (1,432,448)    (950,086)
                                 -----------   -----------   ----------
   Total .....................   $ 1,611,701   $ 3,660,140   $  634,950
                                 ===========   ===========   ==========
CAPITAL EXPENDITURES:
Oil and gas development ......   $54,578,607   $ 8,240,812   $1,515,692
Corporate ....................       274,392       447,234       74,844
                                 -----------   -----------   ----------
   Total .....................   $54,852,999   $ 8,688,046   $1,590,536
                                 ===========   ===========   ==========

                                     AS OF DECEMBER 31,
                                 -------------------------
                                     2004          2003
                                 -----------   -----------
IDENTIFIABLE ASSETS:
Oil and gas development ......   $82,380,938   $29,702,445
Corporate ....................     6,746,005    16,365,997
                                 -----------   -----------
   Total .....................   $89,126,943   $46,068,442
                                 ===========   ===========

NOTE 17. UNITED STATES ACCOUNTING PRINCIPLES

     (a) Differences Reflected in Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada ("Canadian GAAP"), which are different in some respects than accounting principles generally accepted in the United States of America ("U.S. GAAP"). The only differences that affect the Company's consolidated financial statements for the reported periods involve the adoption of fair value accounting for stock options described in Note 10, which would not be required until 2005 under U.S. GAAP, and the accounting treatment of the Company's investment in municipal bonds described in Note 6, which would be reportable at fair value under U.S. GAAP, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. This would have required prior writedowns to be partially reversed with an addition of $18,484 to other comprehensive income under U.S. GAAP for the year ended December 31, 2004.

     (b) Recent Accounting Pronouncements. Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

          (i) SFAS No. 148. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 to amend the transition and disclosure provisions of SFAS No. 123. Effective January 1, 2004, the Company adopted the statement to account for its employee stock options under the fair market value method. See Note 10 - Capital Stock.

          (ii) SFAS No. 149. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and did not have a material impact on the Company's consolidated financial statements.

          (iii) SFAS No. 150. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after September 15, 2003. The statement did not have a material impact on the Company's consolidated financial statements.

NOTE 18. COMMITMENTS

     The Company's office space and certain field and office equipment are leased under operating leases. Lease rental expense for the years ended December 31, 2004, 2003 and 2002 was $475,606, $330,758 and $134,302, respectively. The following table lists the Company's minimum annual commitments as of December 31, 2004 under non-cancelable operating leases.

                                    OPERATING LEASES
                            -------------------------------
YEAR                        EQUIPMENT   PREMISES     TOTAL
----                        ---------   --------   --------
2005.....................    $ 59,376   $165,253   $224,629
2006.....................      28,026    166,222    194,248
2007.....................      28,026    166,906    194,932
2008.....................          --     13,909     13,909
2009 and thereafter......          --         --         --
                             --------   --------   --------
   Total.................    $115,428   $512,290   $627,718
                             ========   ========   ========

NOTE 19. ASSET RETIREMENT OBLIGATIONS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which is the equivalent of CICA Handbook
Section 3110. This statement requires the fair value of an asset retirement obligation to be recognized in the period when it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Previous accounting standards used the units-of-production method to match estimated future retirement costs with the revenues generated from the producing asset. In contrast, SFAS No. 143 and CICA Handbook Section 3110 require depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis over the life of the asset, while the accretion to be recognized will escalate over the life of the asset, typically as production declines. The Company's asset retirement obligations primarily relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, recoverable quantities of oil and gas, inflation rates and credit-adjusted risk-free interest rates. The following table shows the changes in asset retirement obligations during the years presented.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                          2004      2003
                                                        -------   -------
Asset retirement obligations, beginning of year...      $92,300   $58,200
   Liabilities incurred during the year(1)........       60,900    29,750
   Liabilities settled during the year............           --        --
   Accretion expense (included in DD&A)...........          200     4,350
                                                        -------   -------
Asset retirement obligations, end of year.........      153,400   $92,300
                                                        =======   =======

----------
(1) Reflects estimated increase in estimated future retirement obligations relating to abandonment of oil and gas wells.

NOTE 20. SUBSEQUENT EVENT

     In the first quarter of 2005, the Company completed a private placement of its 7% Convertible Notes due March 31, 2010, issuing additional notes in the principal amount of $6,168,696. This increased the total issuance of notes in the private placement to $8,000,000. See Note 9 - Long Term Debt.

NOTE 21. SUPPLEMENTAL INFORMATION ON OIL AND GAS DEVELOPMENT AND PRODUCING ACTIVITIES

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

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                 2004         2003         2002
                                                             -----------   ----------   ----------
Revenues..................................................   $ 5,711,500   $2,550,040   $1,204,111
Production costs..........................................    (2,413,375)    (958,081)    (673,227)
Depreciation, depletion and amortization..................    (1,609,844)    (686,455)    (556,560
Income taxes (allocated on percentage of gross profits)...      (418,239)     (46,755)          --
                                                             -----------   ----------   ----------
Results of operations for producing activities............   $ 1,270,042   $  858,749   $  (25,676)
                                                             ===========   ==========   ==========

     (c) Capitalized Costs for Oil and Gas Producing Activities. The following table sets forth the components of capitalized costs for the Company's oil and gas producing activities, all of which are conducted within the continental United States, for the years presented in the consolidated financial statements.

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                              2004          2003          2002
                                                          -----------   -----------   -----------
Proved properties .....................................   $63,203,659   $16,472,008   $10,457,680
Unproved properties ...................................     1,838,038       657,879       419,737
Pipeline properties ...................................     7,294,420     1,900,799       806,924
                                                          -----------   -----------   -----------
                                                           72,336,117    19,030,686    11,684,341
Accumulated depreciation, depletion and amortization...    (4,179,327)   (2,660,827)   (2,004,792)
                                                          -----------   -----------   -----------
   Total...............................................   $68,156,790   $16,369,859   $ 9,679,549
                                                          ===========   ===========   ===========

     (d) Costs Incurred in Oil and Gas Acquisition and Development Activities. The following table lists the costs incurred in the Company's oil and gas acquisition and development activities for the years presented in the consolidated financial statements.

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                              2004          2003          2002
                                                          -----------   -----------   -----------
Property acquisition costs:
   Unproved properties.................................   $ 1,180,159    $  238,142    $  239,394
   Proved properties...................................    46,901,830     6,014,328       999,538
   Development costs...................................     5,673,442     1,093,875       127,071
                                                          -----------    ----------    ----------
   Total...............................................   $53,755,431    $7,346,345    $1,366,003
                                                          ===========    ==========    ==========


NOTE 22. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

                                                                         CRUDE OIL, CONDENSATE
                                                    NATURAL GAS         AND NATURAL GAS LIQUIDS
                                                      (MMCF)                    (MBBLS)
                                             ------------------------   -----------------------
                                              2004     2003     2002       2004   2003   2002
                                             ------   ------   ------      ----   ----   ----
Proved developed
   and undeveloped reserves:
   Beginning of year......................   30,800   20,820   10,086       95    116    133
   Purchase of reserves in place..........   26,353       55       47      177     --      4
   Extensions, discoveries, current
      current and other additions.........   17,960   16,882    8,333        8     --     --
   Transfers/sales of reserves in place...   (2,918)    (699)    (819)      --     --     --
   Revision to previous estimates.........   (7,111)  (5,844)   3,422       28     (9)    (9)
   Production.............................     (786)    (414)    (249)     (12)   (12)   (12)
                                             ------   ------   ------      ---    ---    ---
   End of year............................   64,298   30,800   20,820      296     95    116
                                             ======   ======   ======      ===    ===    ===
Proved developed reserves
   at end of year.........................   33,105   12,345    4,614      286     85    106
                                             ======   ======   ======      ===    ===    ===

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

     The following table presents the standardized measure of discounted future net cash flows from the Company's ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of December 31, 2004, 2003 and 2002 are calculated using weighted average prices in effect as of those dates. Those prices were $6.89, $5.34 and $4.83, respectively, per Mcf of natural gas and $43.23, $31.56 and $28.15, respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                 2004       2003       2002
                                                              ---------   --------   --------
Future cash inflows........................................   $ 455,751   $167,498   $103,904
    Future production and development costs................    (122,875)   (48,808)   (30,954)
Future income tax expenses.................................    (105,805)   (31,812)   (18,783)
                                                              ---------   --------   --------
Undiscounted future net cash flows.........................     227,071     86,878     54,167
10% annual discount for estimated timing of cash flows.....    (134,704)   (53,281)   (33,215)
                                                              ---------   --------   --------

Standardized measure of discounted future net cash flows...   $  92,367   $ 33,597   $ 20,952
                                                              =========   ========   ========

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

                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                             2004       2003       2002
                                                                           --------   --------   -------
Balance, beginning of year..............................................   $ 33,597   $ 20,952   $ 5,051
Increase (decrease) due to current year operations:
   Sales and transfers of oil and gas, net of related costs.............     (3,298)      (117)     (712)
   Extensions, discoveries and improved recovery, less related costs....     33,347     25,817    10,347
   Purchase of reserves in place........................................     68,854        294       174
Increase (decrease) due to changes in standardized variables:
   Net changes in prices and production costs...........................     (1,796)     5,049     9,098
   Revisions of previous quantity estimates.............................    (10,816)   (14,946)    3,110
   Accretion of discount................................................      3,360      2,095       505
   Net change in future income taxes....................................    (28,450)    (5,036)   (6,384)
   Production rates (timing) and other..................................     (2,431)      (511)     (237)
                                                                           --------   --------   -------
      Net increase......................................................     58,770     12,645    15,901
                                                                           --------   --------   -------
Balance, end of year....................................................   $ 92,367   $ 33,597   $20,952
                                                                           ========   ========   =======

                                      * * *