Form 10-Q
period 2005-03-31
NGAS Resources Inc
filed 2005-05-12
CIK 746834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to those filing requirements for the preceding 90 days.
                                                                 Yes [X]  No [ ]

Indicate by check mark whether the issuer is an accelerated filer under Rule
12b-2.                                                           Yes [ ]  No [X]

 Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

TITLE OF CLASS                                       OUTSTANDING AT MAY 10, 2005
 COMMON STOCK                                                15,994,381

================================================================================

                              NGAS RESOURCES, INC.

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

Review Engagement Report....................................................................................   2

Condensed Consolidated Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004....................   3

Condensed Consolidated Statement of Operations and Deficit - Three months ended
   March 31, 2005 and 2004 (unaudited)......................................................................   4

Condensed Consolidated Statement of Cash Flows - Three months ended
   March 31, 2005 and 2004 (unaudited)......................................................................   5

Notes to Condensed Consolidated Financial Statements........................................................   6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  15

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  21

ITEM 4.     CONTROLS AND PROCEDURES.........................................................................  22

PART II.    OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....................................  22

ITEM 6.     EXHIBITS........................................................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

REVIEW ENGAGEMENT REPORT

To the Directors of
NGAS RESOURCES, INC.

We have reviewed the condensed consolidated balance sheet of NGAS RESOURCES, INC. as at March 31, 2005 and the condensed consolidated statements of operations and deficit and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements in Canada and the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and, consequently, we do not express an audit opinion on these condensed consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these condensed consolidated financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with generally accepted auditing standards in Canada, the consolidated balance sheet as at December 31, 2004 and the related consolidated statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 14, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS

Toronto, Ontario
May 10, 2005

                              NGAS RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (U.S. FUNDS)

                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    2005                  2004
                                                                                -------------        --------------
ASSETS                                                                           (UNAUDITED)
   Current assets:
     Cash.................................................................      $  16,703,019        $   11,849,372
     Accounts receivable..................................................          2,806,950             2,281,715
     Prepaid expenses and other current assets............................          2,149,194             2,152,174
     Loans to related parties (Note 4)....................................            124,657               142,718
                                                                                -------------        --------------
       Total current assets...............................................         21,783,820            16,425,979

   Bonds and deposits.....................................................            210,045               124,650
   Oil and gas properties (Note 2)........................................         74,536,635            68,156,790
   Property and equipment (Note 3)........................................          2,349,064             2,668,908
   Loans to related parties (Note 4)......................................            281,413               357,175
   Investments (Note 5)...................................................             55,454                55,454
   Deferred financing costs (Note 6)......................................          1,406,240             1,024,810
   Goodwill (Note 7)......................................................            313,177               313,177
                                                                                -------------        --------------
         Total assets.....................................................      $ 100,935,848        $   89,126,943
                                                                                =============        ==============

LIABILITIES
   Current liabilities:
     Accounts payable.....................................................          4,640,170             3,381,726
     Accrued liabilities..................................................          5,905,094             3,537,576
     Customers' drilling deposits (Note 8)................................         11,677,600            12,652,001
     Long term debt, current portion (Note 9).............................             41,917               121,247
                                                                                -------------        --------------
       Total current liabilities..........................................         22,264,781            19,692,550

   Future income taxes....................................................          2,671,933             2,053,432
   Long term debt (Note 9)................................................         31,948,195            25,870,498
   Deferred compensation..................................................            477,973               368,935
                                                                                -------------        --------------
         Total liabilities................................................         57,362,882            47,985,415
                                                                                -------------        --------------
SHAREHOLDERS' EQUITY

   Capital stock (Note 10)
     Authorized:
       5,000,000  Preferred shares, non-cumulative, convertible
     100,000,000  Common shares
     Issued:
      15,936,691  Common shares (December 31, 2004 - 15,605,208)..........         56,385,121            54,929,887
          21,100  Common shares held in treasury, at cost.................            (23,630)              (23,630)
                  Paid-in capital - options and warrants..................          1,818,616             1,796,504
     To be issued:
          61,990  Common shares (December 31, 2004 - 10,070)..............            267,376                50,350
                                                                                -------------        --------------
                                                                                   58,447,483            56,753,111
   Deficit................................................................        (14,874,517)          (15,611,583)
                                                                                -------------        --------------
         Total shareholders' equity.......................................         43,572,966            41,141,528
                                                                                -------------        --------------
           Total liabilities and shareholders' equity.....................      $ 100,935,848        $   89,126,943
                                                                                =============        ==============

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                            (U.S. FUNDS) (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                        2005              2004
                                                                                    -------------    --------------
REVENUE
   Contract drilling.........................................................       $  16,677,000    $   14,326,125
   Oil and gas production....................................................           2,875,788           791,289
   Gas transmission and compression..........................................             700,128           448,468
                                                                                    -------------    --------------
     Total revenue...........................................................          20,252,916        15,565,882
                                                                                    -------------    --------------

DIRECT EXPENSES
   Contract drilling.........................................................          12,417,991        10,135,062
   Oil and gas production....................................................           1,013,537           285,312
   Gas transmission and compression..........................................             410,784           408,866
                                                                                    -------------    --------------
     Total direct expenses...................................................          13,842,312        10,829,240
                                                                                    -------------    --------------

GROSS PROFIT.................................................................           6,410,604         4,736,642
                                                                                    -------------    --------------

OTHER INCOME (EXPENSES)
   Selling, general and administrative.......................................          (3,506,825)       (3,185,518)
   Options, warrants and deferred compensation...............................            (252,608)          (30,074)
   Depreciation, depletion and amortization..................................            (968,323)         (206,111)
   Interest expense..........................................................            (508,753)          (89,168)
   Interest income...........................................................              37,740            86,862
   Other, net................................................................             143,732             7,746
                                                                                    -------------    --------------
     Total other income (expenses)...........................................          (5,055,037)       (3,416,263)
                                                                                    -------------    --------------

INCOME BEFORE INCOME TAXES...................................................           1,355,567         1,320,379
                                                                                    -------------    --------------

INCOME TAX EXPENSE
   Current...................................................................                  --           110,416
   Future....................................................................             618,501           442,722
                                                                                    -------------    --------------
                                                                                          618,501           553,138
                                                                                    -------------    --------------

NET INCOME...................................................................             737,066           767,241

DEFICIT, beginning of period.................................................         (15,611,583)      (17,223,284)
                                                                                    -------------    --------------

DEFICIT, end of period.......................................................       $ (14,874,517)   $  (16,456,043)
                                                                                    =============    ==============

NET INCOME PER SHARE
   Basic.....................................................................       $        0.05    $         0.06
                                                                                    =============    ==============
   Diluted...................................................................       $        0.04    $         0.05
                                                                                    =============    ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   Basic.....................................................................          15,689,872        12,052,183
                                                                                    =============    ==============
   Diluted...................................................................          17,463,618        15,633,855
                                                                                    =============    ==============

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. FUNDS) (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                        2005              2004
                                                                                    -------------    --------------
OPERATING ACTIVITIES
   Net income................................................................       $     737,066    $      767,241
   Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
     Incentive bonus paid in common shares...................................             217,026                --
     Compensation from options and warrants..................................             252,608            30,074
     Depreciation, depletion and amortization................................           1,046,555           253,129
     Notes issued in kind for interest on long term debt.....................                  --            37,202
     Gain on sale of assets..................................................             (12,568)           (4,600)
     Future income taxes.....................................................             618,501           442,722
     Changes in assets and liabilities:
       Accounts receivable...................................................            (525,235)         (255,871)
       Prepaid expenses and other current assets.............................               2,980           (39,287)
       Accounts payable......................................................           1,258,444           811,672
       Accrued liabilities...................................................           2,367,518           811,551
       Income taxes payable..................................................                  --            40,416
       Customers' drilling deposits..........................................            (974,401)       (7,175,000)
                                                                                    -------------    --------------
     Net cash provided by (used in) operating activities.....................           4,988,494        (4,280,751)
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Proceeds from sale of assets..............................................             273,600             4,600
   Purchase of property and equipment........................................             (45,102)         (115,146)
   Increase in bonds and deposits............................................             (85,395)               --
   Additions to oil and gas properties, net..................................          (7,252,420)       (6,266,134)
                                                                                    -------------    --------------
     Net cash used in investing activities...................................          (7,109,317)       (6,376,680)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Decrease in subscriptions receivable......................................                  --         2,335,009
   Decrease in loans to related parties......................................              93,823            35,199
   Proceeds from issuance of common shares...................................           1,248,776         1,103,308
   Payments of deferred financing costs......................................            (451,496)               --
   Proceeds from issuance of long term debt..................................           6,168,696                --
   Payments of long term debt................................................             (85,329)          (22,870)
                                                                                    -------------    --------------
     Net cash provided by financing activities...............................           6,974,470         3,450,646
                                                                                    -------------    --------------

Change in cash...............................................................           4,853,647        (7,206,785)
Cash, beginning of period....................................................          11,849,372        22,594,993
                                                                                    -------------    --------------
Cash, end of period..........................................................       $  16,703,019    $   15,388,208
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE
Interest paid................................................................       $     524,964    $       43,314
Income taxes paid............................................................                  --            70,000
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
Common shares issued upon conversion of notes................................              85,000         1,457,640

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005 - (UNAUDITED)

NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) General. The accompanying unaudited condensed consolidated financial statements of NGAS Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles in Canada. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's condensed consolidated financial position at March 31, 2005 and its condensed consolidated results of operations and deficit and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

      (b) Basis of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), a Kentucky corporation, and DPI's wholly owned subsidiaries, Sentra Corporation, NGAS Securities, Inc. and NGAS Gathering, LLC. DPI conducts all of the Company's oil and gas drilling and production operations. Sentra Corporation owns and operates natural gas distribution facilities for two communities in Kentucky. NGAS Securities. Inc. provides marketing support services for private placement financings by the Company and DPI. NGAS Gathering, LLC operates gas gathering systems. The condensed consolidated financial statements also reflect DPI's interests in a total of 27 drilling programs that it has sponsored and managed to conduct drilling operations on its prospects (the "Drilling Programs"). DPI maintains a combined interest as both general partner and an investor in each Drilling Program ranging from 25.75% to 66.67%, subject to specified increases after certain distribution thresholds are reached. The Company accounts for those interests using the proportionate consolidation method, combining DPI's share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the periods presented in the condensed consolidated financial statements have been eliminated on consolidation.

      (c) Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the periods presented in the condensed consolidated financial statements. Actual results could differ from those estimates.

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

      (e) Reclassification. Certain amounts reported in the condensed consolidated financial statements for the interim period in 2004 have been reclassified to conform with the presentation in the current period.

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

                                                              MARCH 31, 2005                          DECEMBER 31,
                                            -------------------------------------------------            2004
                                                               ACCUMULATED                          ---------------
                                                COST              DD&A              NET                   NET
                                            --------------    -------------     -------------       ---------------
Proved oil and gas properties...........    $   68,886,652    $  (4,593,466)    $  64,293,186        $   59,387,998
Unproved oil and gas properties.........         1,902,038               --         1,902,038             1,838,038
Gathering lines and well equipment......         8,799,847         (458,436)        8,341,411             6,930,754
                                            --------------    -------------     -------------        --------------

Total oil and gas properties............    $   79,588,537    $  (5,051,902)    $  74,536,635        $   68,156,790
                                            ==============    =============     =============        ==============

NOTE 3.  PROPERTY AND EQUIPMENT

      The following table presents the capitalized costs and accumulated depreciation for the Company's property and equipment as of March 31, 2005.

                                                              MARCH 31, 2005                         DECEMBER 31,
                                            -------------------------------------------------            2004
                                                                ACCUMULATED                         --------------
                                                 COST          DEPRECIATION          NET                  NET
                                             -----------       ------------      -----------        --------------
Land....................................     $    12,908       $        --       $    12,908        $       12,908
Building improvements...................          20,609            (4,720)           15,889                16,234
Machinery and equipment.................       1,868,967          (421,152)        1,447,815             1,706,238
Office furniture and fixtures...........          83,570           (26,806)           56,764                59,308
Computer and office equipment...........         406,700          (158,384)          248,316               257,977
Vehicles................................         826,573          (259,201)          567,372               616,243
                                             -----------       -----------       -----------        --------------

Total property and equipment............     $ 3,219,327       $  (870,263)      $ 2,349,064        $    2,668,908
                                             ===========       ===========       ===========        ==============

      Depreciation of equipment used in the Company's drilling, producing and gas gathering operations is recognized as a component of direct expenses for each of those activities, aggregating $78,232 in the three months ended March 31, 2005 and $47,018 in the three months ended March 31, 2004.

NOTE 4. LOANS TO RELATED PARTIES

      Loans to related parties represent loans receivable from certain shareholders and officers of the Company, payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $234,641 at March 31, 2005 and $328,464 at December 31, 2004. These loans bear interest at 6% per annum and are collateralized by ownership interests in Drilling Programs. The loans receivable from officers totaled $171,429 at March 31, 2005 and December 31, 2004. These loans are non-interest bearing and unsecured.

NOTE 5. INVESTMENTS

      The Company has investments of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority, bearing interest at rates ranging from 7% to 8.25% per annum and maturing through July 1, 2010. During 2004, the Company recorded a write-down of $63,627 in the carrying value of the bonds to reflect a permanent decline in value.

NOTE 6. DEFERRED FINANCING COSTS

      The Company incurred financing costs for convertible note and secured bank financing transactions aggregating $451,496 in the first quarter of 2005 and $986,478 in 2004. See Note 9 - Long Term Debt. These financing costs have been capitalized and are being amortized at rates based on the stated terms of the debt instruments. At March 31, 2005, amortization of these costs totaled $114,543, leaving $1,323,431 of deferred financing costs from these transactions.

      During 2003, the Company incurred financing costs of $601,886 in connection with the issuance of $5,000,000 principal amount of its 7% convertible notes due September 5, 2008. See Note 9 - Long term Debt. These costs were initially capitalized and were expected to be amortized ratably over the life of the notes. In the fourth quarter of 2003, $2,800,000 principal amount of the notes were converted into common shares and added to equity, net of $318,087, representing a proportionate amount of the original financing costs. Additional notes in the principal amount of $1,301,721 were converted into common shares during 2004 and added to equity, net of proportionate financing costs of $129,081. See Note 10 - Capital Stock. Accumulated amortization for the remaining financing costs aggregated $71,909 at March 31, 2005 and $65,933 at December 31, 2004.

NOTE 7. GOODWILL

      In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, "Goodwill and Other Intangible Assets," which is the Canadian equivalent of SFAS No. 142 for accounting standards generally accepted in the United States. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The Company's annual analyses indicated that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of March 31, 2005 and December 31, 2004.

NOTE 8. CUSTOMER DRILLING DEPOSITS

      At the commencement of operations, each Drilling Program acquires drilling rights for specified wells from DPI and enters into a turnkey drilling contract with DPI for drilling and completing the wells at specified prices. Upon the closing of Drilling Program financings, DPI receives the net proceeds from the financings as customers' drilling deposits under the turnkey drilling contracts. These payments totaled $12,250,000 in the three months ended March 31, 2005 and $31,278,330 in 2004. The Company recognizes revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $11,677,600 at March 31, 2005 and $12,652,001 at December 31, 2004 represent unapplied turnkey payments for wells that were not yet drilled as of the balance sheet dates.

NOTE 9. LONG TERM DEBT

      (a) Credit Facility. The Company maintains a credit facility for up to $20 million with KeyBank NA. The borrowing base for the facility is determined semiannually by the bank. At March 31, 2005 and December 31, 2004, both the borrowing base and total borrowings under the facility were $15,000,000. The interest rate under the facility fluctuates at 1% above the bank's prime rate, amounting to 6.75% at March 31, 2005.

      (b) Convertible Notes. The Company has issued several series of convertible notes in private placements to finance a substantial part of its drilling and acquisition activities. The notes are convertible by the holders into the Company's common stock at fixed rates (subject to anti-dilution adjustments) and are generally redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. The most recent series of notes due March 31, 2010 were issued in the fourth quarter of 2004 in the aggregate principal amount of $1,831,304 and in the first quarter of 2005 in the aggregate principal amount of $6,168,696. A prior series of notes due September 5, 2008 originally issued during September 2003 in the aggregate principal amount of $5,000,000 required the payment of interest in kind through September 30, 2004, resulting in the issuance of additional paid-in-kind notes aggregating $178,924.

      The terms of the various series of Company's convertible notes outstanding at March 31, 2005 and December 31, 2004 are summarized below.


                                   PRINCIPAL AMOUNT OUTSTANDING AT                               SHARES ISSUABLE AT
                                 ----------------------------------                                MARCH 31, 2005
                                   MARCH 31,            DECEMBER 31,           CONVERSION               UPON
       TITLE OF NOTES                2005                  2004                   PRICE              CONVERSION
-----------------------------    -------------         -------------           ----------        ------------------
10% Convertible Notes
   due May 1, 2007...........    $     515,500         $    560,500             $  1.50                 343,666
8% Convertible Notes
   due April 10, 2008........          705,925              745,925                1.90                 371,539
8% Convertible Notes
   due May 1, 2008...........          188,750              188,750                2.25                  83,888
7% Convertible Notes
   due September 5, 2008.....        1,077,202            1,077,202                4.50                 239,378
7% Convertible Notes
   due October 4, 2009.......        6,100,000            6,100,000                6.00               1,016,666
7% Convertible Notes
   due March 31, 2010........        8,000,000            1,831,304                6.00               1,333,333
                                 -------------         ------------                                   ---------

   Total.....................    $  16,587,377         $ 10,503,681                                   3,388,470
                                 =============         ============                                   =========

      (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $384,818 at March 31, 2005 and $390,818 at December 31, 2004.

      (d) Miscellaneous Debt. The following table summarizes other outstanding debt obligations of the Company at March 31, 2005 and December 31, 2004.

                                                                               PRINCIPAL AMOUNT OUTSTANDING AT
                                                                            -------------------------------------
                                                                            MARCH 31,                 DECEMBER 31,
                             TERMS OF DEBT                                     2005                       2004
------------------------------------------------------------------------    ---------                 ------------
Notes issued to finance equipment and vehicles,
   payable monthly in various amounts through 2005,
   with interest ranging from 8.68% to 9.5% per annum,
   collateralized by the acquired equipment and vehicles................     $   2,523                  $  4,451
Loan payable to unaffiliated company, bearing interest
   at 10% per annum payable quarterly, collateralized
   by assets of subsidiary guarantor....................................            --                    64,779
Note payable to unaffiliated individual, payable in
   60 installments of $1,370, together with interest at 8%
   per annum, through 2005..............................................            --                     4,964
Loans payable to various banks, payable monthly in
   various amounts, together with interest at rates ranging
   from 4% to 9.75% per annum, through 2005,
   collateralized by receivables and various vehicles...................        15,394                    23,052
                                                                             ---------                  --------

Total...................................................................     $  17,917                  $ 97,246
                                                                             =========                  ========

      (e) Total of Long Term Debt. The following table summarizes the Company's total long term debt at March 31, 2005 and December 31, 2004.

                                                                             PRINCIPAL AMOUNT OUTSTANDING AT
                                                                         ---------------------------------------
                                                                            MARCH 31,               DECEMBER 31,
                                                                              2005                      2004
                                                                         -------------             -------------
Total long term debt (including current portion)....................     $  31,990,112             $  25,991,745
Less current portion................................................            41,917                   121,247
                                                                         -------------             -------------

   Total long term debt.............................................     $  31,948,195             $  25,870,498
                                                                         =============             =============

NOTE 10.  CAPITAL STOCK

      (a) Preferred and Common Shares. The Company has 5,000,000 authorized shares of preferred stock, none of which were outstanding at March 31, 2005 or December 31, 2004. The following table reflects transactions involving the Company's common stock during the reported periods.

                                                                          NUMBER OF
                                                                            SHARES                    AMOUNT
                                                                         -----------               -------------
COMMON SHARES ISSUED
   Balance, December 31, 2003.......................................      10,676,030               $  36,244,623
Issued for cash.....................................................       2,557,665                  12,200,886
Issued to employees as incentive bonus..............................         157,250                     674,905
Issued upon exercise of stock options and warrants..................       1,520,936                   3,507,493
Issued upon conversion of convertible notes.........................         560,601                   1,688,590
Issued for settlement of accounts payable...........................          46,352                     181,520
Issued for contract settlement......................................          86,374                     431,870
                                                                         -----------               -------------
   Balance, December 31, 2004.......................................      15,605,208                  54,929,887
Issued upon exercise of stock options and warrants..................         280,431                   1,370,234
Issued upon conversion of convertible notes.........................          51,052                      85,000
                                                                         -----------               -------------
   Balance, March 31, 2005..........................................      15,936,691               $  56,385,121
                                                                         ===========               =============

COMMON SHARES TO BE ISSUED

   Balance, December 31, 2003.......................................       1,403,335               $   5,917,958
Issued in contract settlement(1)....................................         (86,374)                   (431,870)
Contract settlement in cash in lieu of common shares................          (3,556)                    (17,780)
Issued in financing transaction(2)..................................      (1,303,335)                 (5,417,958)
                                                                         -----------               -------------
   Balance, December 31, 2004.......................................          10,070                      50,350
Grants to employees as incentive bonus..............................          51,920                     217,026
                                                                         -----------               -------------
   Balance at March 31, 2005........................................          61,990               $     267,376
                                                                         ===========               =============

----------
      (1) Reflects shares issuable in a contract settlement, of which 3,335 shares were settled in cash during 2004 and 10,070 shares remained unissued at March 31, 2005 and December 31, 2004.

      (2) Reflects shares issuable under a securities purchase agreement dated December 31, 2003, providing for an institutional private placement of common stock and warrants. A portion of the proceeds from the financing were received in January 2004, resulting in the classification of all the shares subscribed in the financing as common shares to be issued at December 31, 2003.

                             PAID IN CAPITAL - OPTIONS AND WARRANTS                                   AMOUNT
---------------------------------------------------------------------------------------------      -------------
   Balance, December 31, 2003................................................................      $   1,140,321
Issued.......................................................................................            676,433
Exercised....................................................................................            (20,250)
                                                                                                   -------------
   Balance, December 31, 2004................................................................          1,796,504
Issued.......................................................................................            143,570
Exercised....................................................................................           (121,458)
                                                                                                   -------------
   Balance, March 31, 2005...................................................................      $   1,818,616
                                                                                                   =============

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

      At March 31, 2005, the exercise prices of options outstanding under the Company's stock option plans ranged from $1.02 to $4.09 per share, and their weighted average remaining contractual life was 4.22 years. The following table reflects transactions involving the Company's stock options during 2004 and the first quarter of 2005.

                                                                                                 WEIGHTED AVERAGE
              STOCK OPTIONS                       ISSUED                  EXERCISABLE             EXERCISE PRICE
-----------------------------------------      -----------                -----------            ----------------
   Balance, December 31, 2003............        1,119,331                 1,119,331                     1.10
                                                                           ---------
Issued(1)................................        2,015,000                                               4.05
Exercised................................         (311,480)                                              1.00
Expired..................................         (437,851)                                              1.23
                                                 ---------                                           --------
   Balance, December 31, 2004............        2,385,000                   370,000                     3.58
                                                                           ---------
Exercised................................          (25,000)                                              1.02
                                                 ---------                                           --------
   Balance, March 31, 2005...............        2,360,000                   491,250                 $   3.61
                                                 =========                 =========                 ========

----------
      (1) Granted to employees and directors under stock option plans at exercise prices ranging from $4.03 to $4.09 per share and vesting in increments from February 25, 2005 through February 25, 2009.

      In accounting for stock options, the Company follows the retroactive method under CICA Handbook Section 3870. For fiscal years beginning after December 15, 2003, the statement requires the fair value method of accounting for stock options, consistent with the recognition and measurement provisions of SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation." Under the fair value method, employee stock options are valued at grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. For the periods presented in the condensed consolidated financial statements, the fair value estimates for each option grant assumed a risk free interest rate of 4.5%, a dividend yield of 0%, a theoretical volatility of 0.30 and an expected life ranging from one to five years based on the option's vesting provisions. For the three months ended March 31, 2005 and 2004, this resulted in non-cash charges for options and warrants of $143,570 and $30,074, respectively.

      (c) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at March 31, 2005 ranged from $1.26 to $6.25 per share, and their weighted average remaining contractual life was 2.46 years. The following table reflects transactions involving the Company's common stock purchase warrants during 2004 and the first quarter of 2005.

                                                                                                  WEIGHTED AVERAGE
COMMON STOCK PURCHASE WARRANTS                    ISSUED                   EXERCISABLE             EXERCISE PRICE
------------------------------                 -----------                 -----------            ----------------
   Balance, December 31, 2003............        3,333,523                 3,333,523                 $   3.43
                                                                           ---------
Issued in financing transactions(1)......          966,460                                               6.09
Issued for consulting services(2)........           20,000                                               4.03
Exercised................................       (1,209,456)                                              2.63
Expired..................................         (689,062)                                              3.06
                                               -----------                                           --------
   Balance, December 31 2004.............        2,421,465                 2,421,465                     4.96
                                                                           ---------
Exercised................................         (255,431)                                              4.79
                                               -----------                                           --------
   Balance, March 31, 2005...............        2,166,034                 2,166,034                 $   4.98
                                               ===========                 =========                 ========

----------
      (1)   Expiring from September 13, 2006 through December 31, 2008

      (2)   Expiring from April 3, 2004 through April 2, 2008.

NOTE 11. INCOME PER SHARE

      The Company follows CICA Handbook Section 3500, "Earnings per Share." The statement requires the presentation of both basic and diluted earnings per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three months ended March 31, 2005 and 2004, the assumed exercise of outstanding stock options and warrants and conversion of outstanding convertible notes would have a dilutive effect on EPS because the exercise or conversion prices of some of these instruments were below the average market price of the common stock during the periods. The following table sets forth the computation of dilutive EPS for the three months ended March 31, 2005 and 2004.

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                         2005             2004
                                                                                    -------------    --------------
NUMERATOR:
Net income as reported for basic EPS.......................................         $     737,066    $      767,241
Adjustments to income for diluted EPS......................................                20,061            48,039
                                                                                    -------------    --------------

   Net income for diluted EPS..............................................         $     757,127    $      815,280
                                                                                    =============    ==============

DENOMINATOR:

Weighted average shares for basic earnings per share.......................            15,689,872        12,052,183
Effect of dilutive securities:
   Stock options...........................................................               661,908         1,082,535
   Warrants................................................................               270,936         1,019,569
   Conversion of debt instruments..........................................               840,902         1,479,568
                                                                                    -------------    --------------
Adjusted weighted average shares and assumed conversions for EPS...........            17,463,618        15,633,855
                                                                                    =============    ==============

Basic EPS..................................................................         $        0.05    $         0.06
                                                                                    =============    ==============
Diluted EPS................................................................         $        0.04    $         0.05
                                                                                    =============    ==============

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

           REPORTING PERIOD                                 DRILLING CONTRACT REVENUE
----------------------------------------------------        -------------------------
Three months ended March 31, 2005...................        $         16,677,000
Three months ended March 31, 2004...................                  14,326,125

NOTE 13. SEGMENT INFORMATION

      The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company's business segments.

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                        2005              2004
                                                                                    -------------    --------------
REVENUE:
Oil and gas development....................................................         $  20,252,916    $   15,565,882
Corporate..................................................................                    --                --
                                                                                    -------------    --------------
   Total...................................................................            20,252,916        15,565,882
                                                                                    -------------    --------------
DD&A:
Oil and gas development....................................................               963,310           219,000
Corporate..................................................................                83,245            34,129
                                                                                    -------------    --------------
   Total...................................................................             1,046,555           253,129
                                                                                    -------------    --------------
INTEREST EXPENSE:
Oil and gas development....................................................               266,099            13,291
Corporate..................................................................               242,654            75,877
                                                                                    -------------    --------------
   Total...................................................................               508,753            89,168
                                                                                    -------------    --------------
NET INCOME (LOSS):
Oil and gas development....................................................             1,149,335           992,195
Corporate..................................................................              (412,269)         (224,954)
                                                                                    -------------    --------------
   Total...................................................................               737,066           767,241
                                                                                    -------------    --------------
CAPITAL EXPENDITURES:
Oil and gas development....................................................             7,286,247         6,342,898
Corporate..................................................................                11,275            38,382
                                                                                    -------------    --------------
   Total...................................................................         $   7,297,522    $    6,381,280
                                                                                    =============    ==============

                                                                                      MARCH 31,       DECEMBER 31,
                           IDENTIFIABLE ASSETS:                                         2005              2004
---------------------------------------------------------------------------         -------------    --------------
Oil and gas development....................................................         $  93,211,369    $   82,380,938
Corporate..................................................................             7,724,479         6,746,005
                                                                                    -------------    --------------

   Total...................................................................         $ 100,935,848    $   89,126,943
                                                                                    =============    ==============

NOTE 14. UNITED STATES ACCOUNTING PRINCIPLES

      (a) Differences Reflected in Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada ("Canadian GAAP"), which are different in some respects than accounting principles generally accepted in the United States of America ("U.S. GAAP"). None of these differences would have any effects on the Company's financial position, results of operations or cash flows, as reported under Canadian GAAP at and for the three months ended March 31, 2005 or 2004.

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

            (ii) SFAS No. 149. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and did not have a material impact on the Company's condensed consolidated financial statements.

            (iii) SFAS No. 150. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after September 15, 2003. The statement did not have a material impact on the Company's condensed consolidated financial statements.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      NGAS Resources, Inc. (the "Company") is an independent energy company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. Through our wholly owned subsidiary, Daugherty Petroleum, Inc. ("DPI"), and DPI's interests in sponsored drilling partnerships ("Drilling Programs"), we actively acquire and develop natural gas interests in our core operating areas. Directly and through its subsidiaries, DPI also constructs and maintains gas gathering systems for our wells, operates natural gas distribution facilities for two communities in Kentucky, operates a gas gathering system connecting major natural gas supply basins, coordinates our private placement financings and owns inactive gold and silver prospects in Alaska. Our principal and administrative offices are located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "NGAS," and we maintain a website with information about us at www.ngas.com.

      We commenced oil and gas operations in 1993 with the acquisition of DPI and have sponsored 27 separate Drilling Programs through the date of this report. In June 2004, we changed our corporate name from Daugherty Resources, Inc. to NGAS Resources, Inc. The name change reflects our focus on natural gas development and production and reinforces our association with the NGAS acronym from its use as the Nasdaq trading symbol for our common stock and the Internet address of our website. Unless otherwise indicated, references in this report to "we," "our" or "us" include the Company as well as DPI, its subsidiaries and its interests in Drilling Programs. As used in this report, "Mcf" means thousand cubic feet, "Bcf" means billion cubic feet and "Mcfe" means thousand cubic feet of gas equivalents.

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

   - Acceleration of Drilling Operations. Development drilling is our mainstay for production and reserve growth, heavily concentrated on geographic areas of the Appalachian Basin where we have established expertise and recognition. To help finance our drilling initiatives, we sponsor and manage Drilling Programs for private investors, contributing between 25% to 66.67% of total program capital and maintaining a proportionate working interest in program wells. Since 2000, we drilled 374 gross (113.6027 net) gas wells through our Drilling Programs. This includes 57 gross (16.7549 net) wells in the first quarter of 2005 and 155 gross (49.7149 net) wells during 2004. We are sponsoring Drilling Programs for up to 150 new wells in 2005 and maintaining a 30.7% working interest in program wells.

   - Purchase of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our experience as a regional operator. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. During the second half of 2004, we completed three separate acquisitions of oil and gas interests covering a total of 89,737 acres in the Appalachian Basin, adding over 29.7 Bcf of gas equivalents to our estimated proved reserves at an acquisition price averaging $1.17 per Mcfe. We plan to continue pursuing acquisition opportunities for our own account and may begin sponsoring production programs with private investors to acquire producing oil and gas wells, primarily in the Appalachian Basin.

   - Acquisition of Additional Drilling Prospects. We focus on expanding our substantial inventory of drilling prospects that meet our criteria for building predictable, long-lived reserves. Over the last several years, we acquired oil and gas drilling rights covering approximately 100,000 acres on the southwestern edge of the Big Sandy Gas Field in eastern Kentucky (the "Leatherwood Field"), as well as leases for 22,500 acres on the north side of the Pine Mountain Fault System near the Leatherwood Field (the "Straight Creek Field"). Our property acquisitions in 2004 also included substantial additional development prospects, primarily on acreage positions we acquired from Stone Mountain Energy Company ("SME") during October 2004 in the Martin's Fork and Amvest Fields, which span portions of Harlan County, Kentucky and Lee County, Virginia. We plan to continue capitalizing on opportunities to acquire large tracts with significant unproved gas development potential as well as established infrastructure, further expanding our inventory of drilling prospects and our stake in Appalachian Basin gas reserves and production.

   - Disciplined Approach to Drilling. As of March 31, 2005, we had interests in a total of 665 wells, primarily in the Appalachian Basin. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, usually encountering five distinct and predictable natural gas pay zones. This disciplined approach helps reduce drilling risks, as reflected in our success rate. Historically, over 99% of our wells have been completed as producers. We complete and produce our wells from multiple pay zones whenever possible, eliminating the costs and complexities of deferred completions with behind-pipe gas. While our wells typically produce at modest initial volumes and pressures, they also demonstrate low annual decline rates and are expected to produce for 25 years or more.

   - Extension of Gas Gathering Systems. We construct and operate gas gathering facilities to connect our wells to interstate pipelines with access to major natural gas markets. As of March 31, 2005, our gas gathering facilities aggregated approximately 200 miles. In addition to generating gas transmission and compression revenues, our 100% ownership of these systems gives us control over third-party access, providing competitive advantages in acquiring and developing nearby acreage. During the first quarter of 2005, we extended our gathering systems by 29 miles, including part of an 18-mile, eight-inch steel gathering line for connecting our wells in the Leatherwood Field. As of the date of this report, we installed 13 miles of the Leatherwood system, of which 5 miles were in service. We expect to complete the Leatherwood system this summer.

   - Operation of Third-Party Gathering System. Gas production from the properties we acquired from SME in October 2004 was delivered through a 100-mile gathering system owned by Duke Energy and operated by SME in southeastern Kentucky, southwestern Virginia and northeastern Tennessee. The Stone Mountain system interconnects with Duke Energy's East Tennessee natural gas pipeline at Rogersville, Tennessee, connecting major natural gas supply basins to growing markets in the eastern United States. Following the SME acquisition, we expanded our arrangements with Duke Energy to operate and maintain the Stone Mountain gas gathering system and to dedicate our SME production and part of our Straight Creek production for delivery through the system. Gas production from our Leatherwood Field can also move through the Stone Mountain system when our 8-inch gathering line is completed for that area. By integrating operations on the acquired acreage with our existing field activities in the region, we expect to expand our throughput to major natural gas markets serviced through Duke's system and strengthen our competitive position in the region.

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

      In addition to managing program operations, we invest in each Drilling Program on substantially the same terms as unaffiliated investors. We contribute capital to each Drilling Program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach "payout," which ranges from 100% to 110% of partners' investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. In 2004, we increased our contribution to each limited partnership Drilling Program from 25% to 30% of total program capital. We also maintain a 1% interest as general partner of those programs. For each joint venture Drilling Program, we contribute up to 66.67% of program capital. We bear all selling costs for Drilling Program financings and all direct overhead and administrative costs for program operations. The return on our investment is limited to our share of program distributions and any profits we realize under our turnkey drilling contracts, net of our proportionate share of those profits. We also receive customary fees for well operating and gas gathering, dehydration and compression services.

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

      Drilling Program Financings. During 2004, we raised outside capital of $31,278,330 for our Drilling Programs. In the first quarter of 2005, we completed a private placement of interests in our first Drilling Program for the year, with contributed capital aggregating $12,250,000 from outside investors. We have a 30.7% interest in the program, which has entered into turnkey drilling contracts for a total of 50 wells. We are currently sponsoring a second Drilling Program for 2005 to drill up to 100 wells.

      Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during 2004 and the first quarter of 2005. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our Drilling Programs, without giving effect to any reversionary interest we may subsequently earn in those programs. Productive wells listed below include wells that were drilled and successfully tested in at least one primary pay zone but were awaiting construction of gathering systems prior to completion at the end of the reported period.

                                          DEVELOPMENT WELLS     EXPLORATORY WELLS
                                        ---------------------  --------------------
                                          PRODUCTIVE     DRY     PRODUCTIVE     DRY
                                        --------------  -----  --------------  -----
                                        GROSS    NET    GROSS  GROSS    NET    GROSS
                                        -----  -------  -----  -----  -------  -----
Year ended December 31, 2004..........   140   39.7149   --      15   10.0000    --
Three months ended March 31, 2005.....    57   16.7549   --      --     --       --

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

RESULTS OF OPERATIONS

      Revenues. Total revenues for the quarter ended March 31, 2005 were $20,252,916, an increase of 30% from $15,565,882 in the same quarter last year. Our revenue mix for the first quarter of 2005 was 82% contract drilling, 14% oil and gas production and 4% natural gas transmission and compression. For the first quarter of 2004, our total revenues were derived 92% from contract drilling, 5% from oil and gas production and 3% from natural gas transmission and compression activities.

      Contract drilling revenues were $16,677,000 for the first quarter of 2005, up 16% from $14,326,125 in the first quarter of 2004. This reflects both the size and the timing of Drilling Program financings, from which we derive substantially all our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives the net proceeds from these financings as customers' drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Drilling operations for our 2004 year-end Drilling Program were ongoing during the first quarter of 2005, when we drilled 57 gross (16.7549 net) natural gas wells.

      Production revenues were $2,875,788 for the first quarter of 2005, an increase of 263% from $791,289 in the first quarter of 2004. This reflects an increase of 175% in our production volumes to 396.8 Mmcfe in the first quarter of 2005 from 144.1 Mmcfe in the same quarter last year. Our growth in production volumes resulted from new wells brought on line since March 31, 2004 and wells added from property acquisitions in the second half of 2004. The growth in production revenues also reflects a 32% increase in our average sales price of natural gas (before certain transportation charges) to $7.26 per Mcf in the first quarter of 2005 from $5.51 per Mcf in same quarter last year, reflecting continued strength in natural gas prices. Principal purchasers of our natural gas production are gas marketers and customers with transmission facilities near our producing properties. During the first quarter of 2005, approximately 45% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

      Gas transmission and compression revenues were $700,128 during the first quarter of 2005, up 56% from $448,468 in the first quarter of 2004. This reflects continued reliance on our own gathering systems for our new wells, generating transmission and compression revenues from the Drilling Programs, net of our working interests in those wells. During the first quarter of 2005, we extended our natural gas gathering systems for new wells by approximately 29 miles. Our gas transmission and compression revenues for the first quarter of 2005 also reflect a contribution of $149,141 from gas utility sales, up 29% from $115,752 in the same quarter last year.

      Expenses. Total direct expenses increased by 28% to $13,842,312 for the first quarter of 2005 compared to $10,829,240 for the first quarter of 2004. Our direct expense mix for the current reported quarter was 90% contract drilling, 7% oil and gas production and 3% natural gas transmission and compression. For the first quarter of 2004, our total direct expenses were incurred 93% in contract drilling, 3% in oil and gas production and 4% in natural gas transmission and compression. Our direct expenses recognized in drilling, producing and gas gathering operations include depreciation of equipment used in each of those activities, aggregating $78,232 in the first quarter of 2005 and $47,018 in the first quarter of 2004.

      Contract drilling expenses were $12,417,991 during the first quarter of 2005, an increase of 23% from $10,135,062 in the same quarter last year. This primarily reflects the substantial level of drilling activities on behalf of our sponsored Drilling Programs and an increase in the average depth of our new wells. The greater well depth adds incrementally to variable costs for outside contractors, well completion complexities and expenditures and steel casing requirements, prices for which have increased substantially. In response to these developments, we increased the price established for drilling and completing new wells under turnkey drilling contracts for our most recent Drilling Programs.

      Production expenses were $1,013,537 in the first quarter of 2005, compared to $285,312 in the same quarter last year, reflecting our substantial growth in production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. As a percentage of oil and gas production revenues, production expenses decreased to 35% in the first quarter of 2005 from 36% in the same quarter last year.

      Gas transmission and compression expenses in the first quarter of 2005 were $410,784, compared to $408,866 in the same quarter last year. As a percentage of gas transmission and compression revenues, these expenses decreased to 59% in the current reported quarter from 91% in the first quarter of 2004, reflecting economies of scale and field operating efficiencies. Gas transmission and compression expenses do not reflect capitalized costs of $1,506,427 in the first quarter of 2005 for extensions of our gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.

      Selling, general and administrative ("SG&A") expenses were $3,506,825 in the first quarter of 2005, an increase of 10% from $3,185,518 in the same quarter last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs. The higher SG&A expenses for the first quarter of 2005 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses. With the expansion of our operations, we also achieved various economies of scale, reflected by a decrease in SG&A expenses as a percentage of total revenues to 17% in the current reported quarter compared to 20% in the first quarter of 2004.

      Beginning in 2004, we adopted the fair value method of accounting for employee stock options. Under the new method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. In addition to an accrual of $109,038 for deferred compensation costs, we recognized $143,570 in the first quarter of 2005 from fair value accounting for employee stock options, compared to $30,074 in the same quarter last year.

      Depreciation, depletion and amortization ("DD&A") was $968,323 in the first quarter of 2005, compared to $206,111 in the same quarter of 2004. The increase in DD&A reflects additions of $48.0 million to oil and gas properties and $6.3 million to gas gathering systems and well equipment since March 31, 2004.

      Interest expense for the first quarter of 2005 was $508,753, compared to $89,168 in the first quarter of 2004. This reflects higher total debt to support our SME acquisition in October 2004, when we added $14.7 million of bank debt and $6.1 million of convertible debt, together with our most recent convertible note financing of $8.0 million to support ongoing drilling and gas gathering initiatives. See "Liquidity and Capital Resources" below.

      We recognized income tax expense of $618,501 in the first quarter of 2005, all of which was recorded as a future tax liability. This primarily reflects a 15% allocation of intangible drilling costs from our Drilling Programs, which reduces our cash outlays that would otherwise be required for current income taxes.

      Net Income. We realized net income of $737,066 for the first quarter of 2005, compared to $767,241 in the first quarter of 2004, reflecting the foregoing factors. Basic earnings per share were $0.05 based on 15,689,872 weighted average common shares outstanding in the first quarter of 2005, compared to $0.06 per share based on 12,052,183 weighted average common shares outstanding in the same quarter last year.

      The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. Net cash provided by our operating activities in the first quarter of 2005 was $4,988,494. Our cash position during the current reported quarter was decreased by the use of $7,109,317 in investing activities, reflecting net additions of $7,252,420 to our oil and gas properties. These investments were funded in part with net cash of $6,974,470 from financing activities, comprised primarily of proceeds from a convertible note financing received in the first quarter of 2005. See "Capital Resources" below. As a result of these activities, net cash increased to $16,703,019 at March 31, 2005 from $11,849,372 at December 31, 2004.

      As of March 31, 2005, we had a working capital deficit of $480,961. This reflects wide fluctuations in our current assets and liabilities from the timing of customers' deposits and expenditures under turnkey drilling contracts with our Drilling Programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. The working capital deficit is not expected to have an adverse effect on our financial condition or results of operations in future periods.

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

      We completed two institutional private placements of common stock during 2004. The proceeds from these equity financings and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs. See "Drilling Operations" above. The terms of the equity financings are summarized in the following table:

                                               PER SHARE
                                NUMBER OF    SUBSCRIPTION
CLOSING DATE                  SHARES ISSUED      PRICE        PROCEEDS
----------------------------  -------------  -------------  ------------
April 28, 2004..............        975,000  $        5.98  $  5,832,450
November 2, 2004............        279,330           5.37     1,500,000
                                  ---------                 ------------
   Total....................      1,254,330                 $  7,332,450
                                  =========                 ============

      We issued convertible notes in the aggregate principal amounts of $6,168,696 in the first quarter of 2005 and $7,931,304 in 2004. The notes bear interest at 7% per annum and are convertible at the option of the holders into our common stock at $6.00 per share. Several prior series of convertible notes have been partially converted by the holders, reducing the total principal amount outstanding at March 31, 2005 to $2,487,377. The prior series of notes bear interest at rates ranging from 7% to 10% per annum and are convertible at the option of the holders into our common stock at prices ranging from $1.50 to $4.50 per share. Notes of one prior series issued in September 2003 required the payment of interest in kind through September 30, 2004, resulting in the issuance of addition paid-in-kind notes aggregating $178,924.

      In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. During the fourth quarter of 2004, the credit limit for the facility was increased from $10 million to $20 million, subject to semi-annual borrowing base determinations by the bank. In connection with our SME acquisition in October 2004, the borrowing base for the facility was established at $15 million, of which $14.7 million was applied to fund part of the $27 purchase price for the SME assets. See "Strategy - Purchase of Producing Properties" above. Borrowings under the facility bear interest payable monthly at 1% above the bank's prime rate, amounting to 6.75% at March 31, 2005. As of that date, borrowings under the facility totaled $15 million.

      Our remaining long term debt outstanding at March 31, 2005 aggregated $384,818 on a secured note issued in 1986 for the acquisition of our mineral property in Alaska and $17,917 on miscellaneous obligations incurred to finance various property and equipment acquisitions. Our ability to repay this acquisition debt as well as our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financings to repay our outstanding long term debt at maturity.

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

      We expect our cash reserves and cash flow from operations to provide adequate working capital to meet our capital expenditure objectives through the third quarter of 2005, including our anticipated contributions to Drilling Programs. See "Drilling Operation" above. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future Drilling Programs.

FORWARD LOOKING STATEMENTS

      This report includes forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") relating to anticipated operating and financial performance, business and financing prospects, developments and results of our operations. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside our control, including operating risks inherent in oil and gas development and producing activities, fluctuations in market prices of oil and natural gas, changes in future development and production costs and uncertainties in the availability and cost of capital. Words such as "anticipated," "expect," "intend," "plan" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

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

      Impairment of Long-Lived Assets. Our long-lived assets include property, equipment and goodwill. Long-lived assets with an indefinite life are reviewed at least annually for impairment, while other long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying values are not recoverable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2005. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In the first quarter of 2005, we issued $6,168,696 principal amount of our 7% convertible notes due March 31, 2010. The notes are convertible at the option of the holders into the Company's common stock at a conversion price of $6.00 per share and are redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. The notes were issued in the private placement in accordance with Regulation D under the Securities Act of 1933. Proceeds from the sale of notes, including an additional $1,831,304 principal amount of the same series of notes issued in the fourth quarter of 2004, have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT

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

 11.1       Computation of Earnings Per Share

 21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2004).

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

                                          NGAS RESOURCES, INC.

Date: May 10, 2005                        By: /s/ William S. Daugherty
                                              ----------------------------------
                                              William S. Daugherty
                                              Chief Executive Officer
                                              (Duly Authorized Officer)
                                              (Principal Executive Officer)