Form 10KSB/A
period 2004-12-31
NGAS Resources Inc
filed 2005-08-09
CIK 746834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1 TO
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
Commission File No. 0-12185
NGAS RESOURCES, INC.
( Exact name of registrant as specified in its charter)

Province of British Columbia (State or other jurisdiction of incorporation)	Not Applicable (I.R.S. Employer Identification No.)

120 Prosperous Place, Suite 201 Lexington, Kentucky (Address of principal executive offices)	40509-1844 (Zip Code)
Issuer’s telephone number, including area code: (859) 263-3948
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days. Yes ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Item S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
The issuer’s revenues for its most recent fiscal year were $47,980,285.
The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the last sale price of the common stock on March 8, 2005, was $89,090,204.
As of March 8, 2005, there were 15,862,126 shares of the issuer’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this report.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

     NGAS Resources, Inc. (the “Company”) is an independent energy company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. The Company is amending its annual report on Form 10-KSB for the year ended December 31, 2004 (the “Report”) in response to review comments on the Report by the staff of the Securities and Exchange Commission. In response to review comments, this amendment reflects two adjustments to the consolidated financial statements included in the Report. In the consolidated statements of operations, we have eliminated the line item for gross profit, which was previously reported before accounting for depreciation, depletion and amortization attributable to cost of sales as a component of direct expenses. In the consolidated statements of cash flows, reported changes in subscriptions receivable during 2004 and 2003 have been eliminated from operating activities and added to financing activities as proceeds from issuance of common stock during those years in proportion to the subscription amounts received at the beginning of 2004 and the end of 2003, respectively. This amendment also adds consolidated statements of changes in shareholders’ equity for the periods covered by the Report and reflects several conforming reclassifications of equity accounts reported in the consolidated statements of cash flows for the years ended December 31, 2004 and 2003.
     The Company is also amending the Report to (a) modify the disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations by deleting references to working capital adjustments in the first two paragraphs under the caption “Liquidity” in addressing our cash flows for 2004 and 2003 and by reflecting certain equity account reclassifications for those years in the third paragraph under “Capital Resources,” (b) revise the index to financial statements in Item 7 and the report of independent registered public accounting firm to reflect the addition of consolidated statements of changes in shareholders’ equity for the reported periods, (c) clarify in Note 1 to the consolidated financial statements and in the report of independent registered public accounting firm that the financial statements have been prepared solely in accordance with accounting principles generally accepted in Canada, and expand the disclosure in Note 17 to reconcile differences between those accounting principals and accounting principles generally accepted in the United States of America, (d) expand the summary of accounting policies in Note 1 to the consolidated financial statements relating to the reported adjustments and to the accounting treatment of customer drilling deposits and costs incurred in exploratory drilling activities and (e) add conforming revisions to the certifications provided as exhibits to the Report pursuant to Rule 13a-14(a) under the Securities Exchange Act.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
* * *
Liquidity and Capital Resources
     Liquidity. Net cash provided by our operating activities in 2004 was $7,267,556. Our cash position during 2004 was decreased by the use of $52,691,249 in investing activities, reflecting net additions of $53,755,431 to our oil and gas properties. These investments were funded in part with proceeds from institutional private placements of our common stock and convertible notes and from bank borrowings. See “Capital Resources” below. As a result of these activities, net cash decreased from $22,594,993 at December 31, 2003 to $11,849,372 at December 31, 2004.
     Net cash provided by our operating activities in 2003 was $11,718,804. Our cash position during 2003 was increased by $12,570,183 from financing activities, consisting primarily of proceeds from the issuance of our common shares and convertible notes. Our cash position was decreased by the use of $8,725,301 in investing activities, comprised primarily of $7,346,345 in net additions to our oil and gas properties and $1,341,701 in the purchase of property and equipment. As a result of these activities, cash and cash equivalents increased from $7,031,307 at December 31, 2002 to $22,594,993 as of December 31, 2003.
     As of December 31, 2004, we had a working capital deficit of $3,266,571. This reflects wide fluctuations in our current assets and liabilities from the timing of customers’ deposits and expenditures under turnkey drilling contracts with our Drilling Programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. The working capital deficit at the end of 2004 is not expected to have an adverse effect on our financial condition or results of operations in future periods.

1

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
     We completed two institutional private placements of common stock during both 2004 and 2003. The terms of these financings are summarized in the following table:

		Per Share
	Number of	Subscription
Closing Date	Shares Issued	Price	Proceeds
June 13, 2003	900,000	$2.85	$2,565,000
December 31, 2003	1,303,335	4.50	5,865,000
April 28, 2004	975,000	5.98	5,832,450
November 2, 2004	279,330	5.37	1,500,000

Total	3,457,665		$15,762,450

     The proceeds from these equity financings and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs. See “Business – Gas Gathering Facilities” and “ – Drilling Programs.” A portion of the proceeds from the second equity financing in 2003 were received immediately after year end, resulting in the issuance of all the shares covered by the financing in January 2004 and their classification as common shares to be issued at December 31, 2003.
* * *
Item 7. Financial Statements

2

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, NGAS Resources, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2005.
NGAS RESOURCES, INC.

By:	/s/ William S. Daugherty	By:	Michael P. Windisch

	William S. Daugherty, President and Chief Executive Officer (Principal executive officer)		Michael P. Windisch, Chief Financial Officer (Principal financial and accounting officer)
     In accordance with the Exchange Act, this amended report has been signed as of the date set forth below by the following persons in their capacity as directors of the NGAS Resources, Inc.

Name		Date

William S. Daugherty
Charles L. Cotterell*
James K. Klyman*
Thomas F. Miller*

By:	/s/ William S. Daugherty	August 8, 2005

William S. Daugherty, Individually and *as attorney-in-fact

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
NGAS RESOURCES, INC.
(Formerly Daugherty Resources, Inc.)
We have audited the consolidated balance sheets of NGAS RESOURCES, INC. (formerly Daugherty Resources, Inc.) as at December 31, 2004 and 2003 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2004 and 2003 and the results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2004 in accordance with accounting principles generally accepted in Canada.
KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
Chartered Accountants
Toronto, Ontario
March 14, 2005, except for
      Notes 1(a), (d)(i) and (iii), (h) and (k),
      10 and 17(a), which are as at August 8, 2005

NGAS RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. Funds)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$11,849,372	$22,594,993
Subscriptions receivable	—	2,335,009
Accounts receivable	2,281,715	503,177
Prepaid expenses and other current assets	2,152,174	773,415
Loans to related parties (Note 5)	142,718	140,780

Total current assets	16,425,979	26,347,374
Bonds and deposits	124,650	99,000
Oil and gas properties (Note 3)	68,156,790	16,369,859
Property and equipment (Note 4)	2,668,908	2,054,088
Loans to related parties (Note 5)	357,175	517,940
Investments (Note 6)	55,454	119,081
Deferred financing costs (Note 7)	1,024,810	247,923
Goodwill (Note 8)	313,177	313,177

Total assets	$89,126,943	$46,068,442

LIABILITIES
Current liabilities:
Accounts payable	3,381,726	1,445,603
Accrued liabilities	3,537,576	2,865,045
Income taxes payable	—	144,450
Customers’ drilling deposits (Note 1)	12,652,001	10,162,600
Long term debt, current portion (Note 9)	121,247	397,722

Total current liabilities	19,692,550	15,015,420
Future income taxes	2,053,432	257,647
Long term debt (Note 9)	25,870,498	4,739,387
Deferred compensation	368,935	—

Total liabilities	47,985,415	20,012,454

SHAREHOLDERS’ EQUITY
Capital stock (Note 10)
Authorized:
5,000,000 Preferred shares, non-cumulative, convertible
100,000,000 Common shares
Issued:
15,605,208 Common shares (2003 – 10,676,030)	54,929,887	36,244,623
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	1,796,504	1,140,321
To be issued:
10,070 Common shares (2003 – 1,403,335)	50,350	5,917,958

	56,753,111	43,279,272
Deficit	(15,611,583)	(17,223,284)

Total shareholders’ equity	41,141,528	26,055,988

Total liabilities and shareholders’ equity	$89,126,943	$46,068,442

See Notes to Consolidated Financial Statements.

NGAS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Funds)

	Year Ended December 31,
	2004	2003	2002
REVENUE
Contract drilling	$40,693,850	$23,640,000	$6,269,598
Oil and gas production	5,711,500	2,550,040	1,204,111
Gas transmission and compression	1,574,935	1,254,393	930,934

Total revenue	47,980,285	27,444,433	8,404,643

DIRECT EXPENSES
Contract drilling	29,620,335	12,207,772	2,916,348
Oil and gas production	2,413,375	958,081	673,227
Gas transmission and compression	1,012,914	587,644	494,525

Total direct expenses	33,046,624	13,753,497	4,084,100

OTHER INCOME (EXPENSES)
Selling, general and administrative	(9,848,139)	(7,532,554)	(2,898,632)
Options, warrants and deferred compensation	(743,096)	(742,800)	—
Depreciation, depletion and amortization	(1,886,965)	(911,089)	(652,069)
Interest expense	(682,235)	(493,441)	(249,267)
Interest income	297,138	176,334	45,261
Gain on sale of assets	1,542,607	2,695	4,361
Other, net	(107,515)	(127,844)	64,753

Total other income (expenses)	(11,428,205)	(9,628,699)	(3,685,593)

INCOME BEFORE INCOME TAXES	3,505,456	4,062,237	634,950
Income tax expense	1,893,755	402,097	—

NET INCOME	$1,611,701	$3,660,140	$634,950

NET INCOME PER SHARE
Basic	$0.12	$0.46	$0.12

Diluted	$0.10	$0.33	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,994,283	8,032,647	5,343,534

Diluted	16,467,584	11,711,399	5,969,027

See Notes to Consolidated Financial Statements.

NGAS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. Funds)

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Beginning balance	10,676,030	$36,244,623	5,505,670	$24,589,797	4,959,112	$24,184,198
Issued for cash	2,557,665	12,200,886	950,000	2,460,450	125,000	102,500
Issued to employees as incentive bonus	157,250	674,905	360,500	364,680	204,000	130,020
Issued upon exercise of options and warrants	1,520,936	3,507,493	1,018,131	1,904,164	—	—
Issued upon conversion of preferred shares	—	—	625,448	1,784,493	4,773	18,048
Issued upon conversion of convertible notes	560,601	1,688,590	2,069,393	4,976,913	—	—
Issued upon settlement of accounts payable	46,352	181,520	146,888	164,126	212,785	155,031
Issued for contract settlement	86,374	431,870	—	—	—	—

Ending balance	15,605,208	54,929,887	10,676,030	36,244,623	5,505,670	24,589,797

Treasury stock	(21,100)	(23,630)	(21,100)	(23,630)	(21,100)	(23,630)

Paid-in-capital – options and warrants		1,796,504		1,140,321		763,635

To be issued	10,070	50,350	1,403,335	5,917,958	24,887	55,226

PREFERRED STOCK
Beginning balance	—	—	558,476	1,784,493	563,249	1,802,541
Converted to common shares	—	—	(558,476)	(1,784,493)	(4,773)	(18,048)

Ending balance	—	—	—	—	558,476	1,784,493

DEFICIT
Beginning balance		(17,223,284)		(20,883,424)		(21,518,374)
Net income		1,611,701		3,660,140		634,950

Ending balance		(15,611,583)		(17,223,284)		(20,883,424)

TOTAL SHAREHOLDERS’ EQUITY		$41,141,528		$26,055,988		$6,286,097

See Notes to Consolidated Financial Statements

NGAS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Funds)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$1,611,701	$3,660,140	$634,950
Adjustments to reconcile net income to net cash provided by operating activities:
Incentive bonus paid in common shares	674,905	364,680	130,020
Options, warrants and deferred compensation	743,096	742,800	—
Contract settlement paid in common shares	(17,780)	293,074	—
Depreciation, depletion and amortization	1,886,965	911,089	652,069
Write-down of investments	63,627	—	—
Write-off of deferred financing costs	—	29,786	—
Notes issued in kind for interest on long term debt	74,036	104,888	—
Gain on sale of assets	(1,542,607)	(2,695)	(4,361)
Future income taxes	1,795,785	257,647	—
Changes in assets and liabilities:
Accounts receivable	(1,778,538)	(175,142)	95,324
Prepaid expenses and other current assets	(1,378,759)	(329,752)	(258,648)
Accounts payable	2,117,643	514,788	374,018
Accrued liabilities	672,531	1,804,651	418,959
Income taxes payable	(144,450)	144,450	—
Customers’ drilling deposits	2,489,401	3,398,400	3,909,500

Net cash provided by operating activities (as restated)	7,267,556	11,718,804	5,951,831

INVESTING ACTIVITIES
Proceeds from sale of assets	2,187,400	20,745	26,800
Purchase of property and equipment	(1,097,568)	(1,341,701)	(224,533)
Purchase of investment	—	—	(9,827)
Increase in bonds and deposits	(25,650)	(58,000)	—
Additions to oil and gas properties	(53,755,431)	(7,346,345)	(1,366,003)

Net cash used in investing activities	(52,691,249)	(8,725,301)	(1,573,563)

FINANCING ACTIVITIES
Net payments on short term borrowings	—	(134,162)	(11,905)
Decrease (increase) in loans to related parties	158,827	117,100	(212,093)
Proceeds from issuance of common shares	12,605,180	6,889,563	102,500
Proceeds from issuance of long term debt	22,679,258	8,236,125	693,868
Payments of deferred financing costs	(684,206)	(410,000)	—
Payments of long term debt	(80,987)	(2,128,443)	(163,751)

Net cash provided by financing activities (as restated)	34,678,072	12,570,183	408,619

Change in cash	(10,745,621)	15,563,686	4,786,887
Cash, beginning of year	22,594,993	7,031,307	2,244,420

Cash, end of year	$11,849,372	$22,594,993	$7,031,307

SUPPLEMENTAL DISCLOSURE
Interest paid	601,719	$442,097	$235,531
Income taxes paid	659,450	—	—
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common shares issued for accounts payable	181,520	315,826	155,031
Common shares issued upon conversion of notes	1,688,590	4,976,913	—
See Notes to Consolidated Financial Statements.

NGAS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002
Note 1. Summary of Significant Accounting Policies
     (a) General. The accompanying consolidated financial statements of NGAS Resources, Inc., a British Columbia corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in Canada. See Note 17 – United States Accounting Principles. All funds are stated in U.S. dollars. The consolidated financial statements reflect two adjustments to the consolidated financial statements previously issued by the Company for the reported periods. In the consolidated statements of operations, the Company has eliminated the line item for gross profit, and in the consolidated statements of cash flows, reported changes in subscriptions receivable during 2004 and 2003 have been eliminated from operating activities and added to financing activities as proceeds from issuance of common stock during those years in proportion to the subscription amounts received at the beginning of 2004 and the end of 2003, respectively. The consolidated financial statements have also been expanded to add consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2004. The accompanying report of independent registered public accounting firm has been modified to reflect the inclusion of those statements and to clarify that the consolidated financial statements have been prepared solely in accordance with accounting principles generally accepted in Canada. In addition, the disclosure in Note 17 has been expanded to reconcile differences between those accounting principles and accounting principles generally accepted in the United States of America, and the summary of accounting policies has been expanded to clarify the accounting treatment of customer drilling deposits and costs incurred in exploratory drilling activities.
     (b) Basis of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Daugherty Petroleum, Inc. (“DPI”), a Kentucky corporation, and DPI’s wholly owned subsidiaries, Sentra Corporation (“Sentra”), NGAS Securities, Inc. (“NGAS Securities”) and NGAS Gathering, LLC. DPI conducts all of the Company’s oil and gas drilling and production operations. Sentra owns and operates natural gas distribution facilities for two communities in Kentucky. NGAS Securities provides marketing support services for private placement financings by the Company and DPI. NGAS Gathering, LLC operates gas gathering systems. The consolidated financial statements also reflect DPI’s interests in a total of 26 drilling programs that it has sponsored and managed to conduct development drilling operations on its prospects (the “Drilling Programs”). DPI maintains a combined interest as both general partner and an investor in each Drilling Program ranging from 25.75% to 66.67%, subject to specified increases after certain distribution thresholds are reached. The Company accounts for those interests using the proportionate consolidation method, combining DPI’s share of assets, liabilities, income and expenses of the Drilling Programs with those of its separate operations. All material inter-company accounts and transactions for the years presented in the consolidated financial statements have been eliminated on consolidation.
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
     (d) Oil and Gas Properties.
          (i) Accounting Treatment for Costs Incurred. The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, property acquisition costs, development costs and the cost of support equipment and facilities are capitalized. Drilling costs for exploratory wells are also capitalized pending determination of proved reserves but must be charged to expense if no proved reserves are found within one year after completion of drilling. The Company has found proved reserves for all exploratory wells drilled during the years presented in the consolidated financial statements within one year after completion of drilling and therefore has not expensed any explanatory drilling costs for those wells. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are charged to expense as incurred.

          (ii) Depletion. Depletion on developed properties is computed using the units-of-production method, using only the reserves underlying the proved developed oil and gas properties. The Company follows Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3063, “Impairment of Long-Lived Assets,” which is the Canadian equivalent of Statement of Financial Standards (“SFAS”) No. 144 for accounting standards generally accepted in the United States of America. CICA Handbook Section 3063 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of a proved oil and gas property would be required to the extent its carrying amount exceeded the undiscounted future net cash flows from the Company’s interest in the property’s estimated proved reserves. Estimates of proved oil and gas reserve volumes and values involve significant uncertainties. These estimates are also primary factors in determining the amount of depletion expense, whether or not oil and gas properties are impaired.
          (iii) Revenue Recognition. The Company recognizes revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less, and the Company’s financial position and results of operations would not be significantly affected from use of the percentage-of-completion method. A contract is considered complete when all remaining costs and risks are relatively insignificant. Oil and gas production revenue is recognized as income as production is extracted and sold. Other revenue is recognized at the time it is earned and the Company has a contractual right to receive the revenue.
          (iv) Regulated Operations of Sentra. Regulated operations of Sentra are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 requires regulated entities to record regulatory assets and liabilities resulting from actions of regulators. Kentucky’s Public Service Commission regulates Sentra’s billing rates for natural gas distribution sales. These billing rates are based on the Commission’s evaluation of Sentra’s recovery of its purchased gas costs. For the years ended December 31, 2004 and 2003, gas transmission and compression revenue includes gas utility sales from Sentra’s regulated operations aggregating $320,162 and $285,740, respectively. As of December 31, 2004, Sentra did not have any unrecovered purchased gas costs. If the Company were to discontinue the application of SFAS No. 71 to Sentra’s regulated operations, it would be required to write off its regulatory assets and adjust the carrying amount of any other assets, including property and equipment, used in those operations that would be deemed unrecoverable.
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
     (g) Goodwill. Goodwill is tested for impairment at least annually and more frequently if indicators exist as prescribed under CICA Handbook Section 3062, “Goodwill and Other Intangible Assets,” which is the Canadian equivalent of SFAS No. 142. See Note 8 – Goodwill. CICA Handbook Section 3062 requires that if the fair value of a reporting unit (including goodwill) is less than its carrying value, the implied fair value of the reporting unit must be compared with its carrying value to determine possible impairment.
     (h) Customer Drilling Deposits. At the commencement of operations, each Drilling Program acquires drilling rights for specified wells from DPI and enters into a turnkey drilling contract with DPI for drilling and completing the wells at specified prices. Upon the closing of Drilling Program financings, DPI receives the net proceeds from the financings as customers’ drilling deposits under the turnkey drilling contracts. These payments totaled $31,278,330 in 2004 and $22,279,750 in 2003. The Company recognizes revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $12,652,001 at December 31, 2004 and $10,162,600 at December 31, 2003 represent unapplied turnkey payments for wells that were not yet drilled as of the balance sheet dates.
     (i) Future Income Taxes. The Company provides for income taxes using the asset and liability method, as required by the CICA Handbook Section 3465. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates that are assumed to be in effect when the underlying items of income and expense are expected to be realized.
     (j) Stock Option Plans. The Company maintains the stock option plans described in Note 10. Effective January 1, 2004, the Company adopted the fair value provisions of CICA Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments” and related interpretations for the recognition and measurement of compensation costs associated with employee stock options. See Note 10 – Capital Stock.
     (k) Reclassifications and Adjustments. Certain amounts included in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. In addition, in connection with the adjustments made to the consolidated financial statements previously issued by the Company for the reported periods, as summarized in Note 1(a), the Company has eliminated the line item for gross profit from its consolidated statements of operations, which was previously reported before accounting for depreciation, depletion and amortization (“DD&A”) attributable to cost of sales as a component of direct expenses. The inclusion of DD&A as a direct expense would have the following effects on gross profit, as previously reported:

	Year Ended December 31,
	2004	2003	2002
Gross profit, as reported	$14,933,661	$13,690,936	$4,320,543
Less DD&A, as a component of direct expenses	(1,886,965)	(911,089)	(652,069

Gross profit, as restated	$13,046,696	$12,779,847	$3,668,474

     The Company has also made adjustments to its consolidated statements of cash flows by eliminating changes in subscriptions receivable during 2004 and 2003 from operating activities, as previously reported, and adjusting reported proceeds from issuance of common stock in financing activities for those years in proportion to the subscription amounts received at the beginning of 2004 and the end of 2003, respectively. The following table reflects those adjustments:

	Year Ended December 31,
	2004	2003
Net cash provided by operating activities, as reported	$9,620,345	$9,439,021
Adjustments to subscriptions receivable, as reported	(2,335,009)	2,335,009
Adjustments to contract settlement paid in common shares	(17,780)	(55,226)

Net cash provided by operating activities, as restated	$7,267,556	$11,718,804

Net cash provided by financing activities, as reported	$32,325,283	$14,849,966
Adjustments for subscriptions receivable	2,335,009	(2,335,009)
Adjustments for contract settlement paid in common shares	17,780	55,226

Net cash provided by financing activities, as restated	$34,678,072	$12,570,183

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
     In October 2004, DPI acquired additional oil and gas interests covering 75,000 acres from Stone Mountain Energy Company, L.C. (“SME”) in Bell, Harlan and Leslie Counties, Kentucky and Lee County, Virginia for $27 million. As part of these transactions, DPI assumed future obligations of the sellers under oil and gas leases, farm-out agreements and operating contracts. The Company accounted for these acquisitions under the purchase method. The purchase price for the acquired assets was allocated among the assets as of the respective closing dates.
     (b) 2003 Acquisition. In June 2003, DPI acquired an oil and gas lease covering 9,400 acres on the north side of the Pine Mountain Fault System adjacent to the Big Sandy Gas Field in eastern Kentucky (the “Straight Creek Field”). DPI also acquired a 25% working interest in an additional 11,000 acres in the Straight Creek Field during October 2003 and added 2,100 acres to its position by lease in December 2003.
Note 3. Oil and Gas Properties
     Capitalized costs and accumulated DD&A relating to the Company’s oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

	December 31, 2004			December 31, 2003
		Accumulated
	Cost	DD&A	Net	Net
Proved oil and gas properties	$63,203,659	$(3,815,661)	$59,387,998	$14,053,881
Unproved oil and gas properties	1,838,038	—	1,838,038	657,879
Wells and related equipment	7,294,420	(363,666)	6,930,754	1,658,099

Total oil and gas properties	$72,336,117	$(4,179,327)	$68,156,790	$16,369,859

Note 4. Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for the Company’s property and equipment as of December 31, 2004 and 2003.

				December 31,
	December 31, 2004			2003
		Accumulated
	Cost	Depreciation	Net	Net
Land	$12,908	$—	$12,908	$12,908
Building improvements	20,609	(4,375)	16,234	17,548
Machinery and equipment	2,097,427	(391,189)	1,706,238	1,533,115
Office furniture and fixtures	83,570	(24,262)	59,308	26,220
Computer and office equipment	399,838	(141,861)	257,977	205,721
Vehicles	851,423	(235,180)	616,243	258,576

Total property and equipment	$3,465,775	$(796,867)	$2,668,908	$2,054,088

Note 5. Loans to Related Parties
     Loans to related parties represent loans receivable from certain shareholders and officers of the Company. The loans are payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $328,464 at December 31, 2004 and $487,291 at December 31, 2003. They bear interest at 6% per annum and are collateralized by the related parties’ ownership interest in Drilling Programs. The loans receivable from officers totaled $171,429 at December 31, 2004 and 2003. These loans are non-interest bearing and unsecured.
Note 6. Investments
     The Company has investments of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority, bearing interest at rates ranging from 7% to 8.25% per annum and maturing through July 1, 2010. During the third quarter of 2004, in accordance with accounting principles generally accepted in Canada, the Company recorded a write-down of $63,627 in the carrying value of the bonds to reflect a permanent decline in value, resulting in a carrying value of $55,454 at December 31, 2004. See Note 17 – United States Accounting Principles.
Note 7. Deferred Financing Costs
     The Company incurred financing costs for convertible note and secured bank financing transactions aggregating $986,478 in 2004. See Note 9 – Long term Debt. These financing costs have been capitalized and are being amortized at rates based on the stated terms of the debt instruments. At December 31, 2004, amortization of these costs totaled $50,453, leaving $936,025 of deferred financing costs from these transactions.
     During 2003, the Company incurred financing costs of $601,886 in connection with the issuance of $5,000,000 principal amount of its 7% convertible notes due September 5, 2008. See Note 9 – Long term Debt. These costs were initially capitalized and were expected to be amortized ratably over the life of the notes. In the fourth quarter of 2003, $2,800,000 principal amount of the notes were converted into common shares and added to equity, net of $318,087, representing a proportionate amount of the original financing costs. Additional notes in the principal amount of $1,301,721 were converted into common shares during 2004 and added to equity, net of proportionate financing costs of $129,081. See Note 10 – Capital Stock. Accumulated amortization for the remaining financing costs aggregated $65,933 at December 31, 2004.
Note 8. Goodwill
     In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, “Goodwill and Other Intangible Assets,” which is the Canadian equivalent of SFAS No. 142 for accounting standards generally accepted in the United States. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The annual test may be performed any time during the year, but must be performed at the same time in each subsequent year. The Company performed an analysis of its recorded goodwill in October 2004 and 2003, determining in both cases that no impairment charge was required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of December 31, 2004 and 2003.
Note 9. Long Term Debt
     (a) Credit Facility. The Company maintains a credit facility for up to $20 million with KeyBank NA. The borrowing base for the facility is determined semiannually by the bank. At December 31, 2003, the borrowing base was $2,675,000. In connection with the SME acquisition, the borrowing base was established at $15 million, and the interest rate was lowered from 1.25% to 1% above the bank’s prime rate, amounting to 6.25% at December 31, 2004. See Note 2 – Acquisitions. The facility is secured by liens on substantially all of the Company’s assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. Borrowings under the facility totaled $15,000,000 at December 31, 2004 and $252,046 at December 31, 2003.

     (b) Convertible Notes. The Company has issued several series of convertible notes in private placements to finance a substantial part of its drilling and acquisition activities. The notes are convertible by the holders into the Company’s common stock at fixed rates (subject to anti-dilution adjustments) and are generally redeemable by the Company at 100% of their principal amount plus accrued interest through the date of redemption. The terms of the notes are summarized below.

				Shares Issuable at
	Principal Amount Outstanding at			December 31, 2004
	December 31,	December 31,	Conversion	upon
Title of Notes	2004	2003	Price	Conversion
10% Convertible Notes due May 1, 2007	$560,500	$740,500	$1.50	373,666
8% Convertible Notes due April 10, 2008	745,925	770,625	1.90	392,592
8% Convertible Notes due May 1, 2008	188,750	500,000	2.25	83,888
7% Convertible Notes due September 5, 2008	1,077,202	2,304,888	4.50	239,378
7% Convertible Notes due October 4, 2009	6,100,000	—	6.00	1,016,666
7% Convertible Notes due March 31, 2010	1,831,304	—	6.00	305,217

Total	$10,503,681	$4,316,013		2,411,407

     The Company’s 7% Convertible Notes due September 5, 2008 were originally issued during September 2003 in the aggregate principal amount of $5,000,000. Interest on those notes is payable quarterly in cash or additional notes and was required to be paid in kind through September 30, 2004, resulting in the issuance of additional notes aggregating $178,924 as of December 31, 2004.
     The Company’s 7% Convertible Notes due March 31, 2010 in the principal amount of $1,831,304 were issued in the fourth quarter of 2004 as a part of a private placement that continued during the first quarter of 2005, when additional notes in this series were issued. See Note 20 – Subsequent Event.
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
     (d) Miscellaneous Debt. The following table summarizes other outstanding debt obligations of the Company at December 31, 2004 and 2003.

	Principal Amount Outstanding at
	December 31,	December 31,
Terms of Debt	2004	2003
Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 8.68% to 9.5% per annum, collateralized by the acquired equipment and vehicles	$4,451	$23,451
Loan payable to unaffiliated company, bearing interest at 10% per annum payable quarterly, collateralized by assets of subsidiary guarantor	64,779	64,779
Note payable to unaffiliated individual, payable in 60 installments of $1,370, together with interest at 8% per annum, through 2005	4,964	20,397
Loans payable to various banks, payable monthly in various amounts, together with interest at rates ranging from 4% to 9.75% per annum, through 2005, collateralized by receivables and various vehicles	23,052	45,605

Total	$97,246	$154,232

     (e) Maturities of Long Term Debt. The following table summarizes the Company’s total long term debt at December 31, 2004 and 2003 and the total principal payments due for each year from 2005 through 2009 and thereafter.

	Principal Amount Outstanding at
	December 31,	December 31,
	2004	2003
Total long term debt (including current portion)	$25,991,745	$5,137,109
Less current portion	121,247	397,722

Total long term debt	$25,870,498	$4,739,387

Maturities of Debt
2005	$121,247
2006	15,024,000
2007	584,500
2008	2,035,876
2009 and thereafter	8,226,122
Note 10. Capital Stock
     (a) Preferred and Common Shares. The Company has 5,000,000 authorized shares of preferred stock, none of which were outstanding at December 31, 2004 or 2003. The following table reflects transactions involving the Company’s common stock during the reported periods.

	Number of
Common Shares Issued	Shares	Amount
Balance, December 31, 2002	5,505,670	$24,589,797
Issued for cash	950,000	2,460,450
Issued to employees as incentive bonus	360,500	364,680
Issued upon exercise of stock options and warrants	1,018,131	1,904,164
Issued upon conversion of preferred shares	625,448	1,784,493
Issued upon conversion of convertible notes	2,069,393	4,976,913
Issued for settlement of accounts payable	146,888	164,126

Balance, December 31, 2003	10,676,030	36,244,623
Issued for cash	2,557,665	12,200,886
Issued to employees as incentive bonus	157,250	674,905
Issued upon exercise of stock options and warrants	1,520,936	3,507,493
Issued upon conversion of convertible notes	560,601	1,688,590
Issued for settlement of accounts payable	46,352	181,520
Issued for contract settlement	86,374	431,870

Balance, December 31, 2004	15,605,208	$54,929,887

Common Shares to be Issued
Balance, December 31, 2002	24,887	$55,226
Issuable for contract settlement(1)	75,113	444,774
Issuable in financing transaction(2)	1,303,335	5,417,958

Balance, December 31, 2003	1,403,335	5,917,958
Issued in contract settlement(1)	(86,374)	(431,870)
Contract settlement in cash in lieu of common shares	(3,556)	(17,780)
Issued in financing transaction(2)	(1,303,335)	(5,417,958)

Balance, December 31, 2004	10,070	$50,350

Paid In Capital – Options and Warrants
Balance, December 31, 2002		$763,635
Issued		376,686

Balance, December 31, 2003		1,140,321
Issued		676,433
Exercised		(20,250)

Balance, December 31, 2004		$1,796,504

(1)	Reflects shares issuable in a contract settlement, of which 3,335 shares were settled in cash during 2004 and 10,070 shares remained unissued at December 31, 2004.

(2)	Reflects shares issuable under a securities purchase agreement dated December 31, 2003, providing for an institutional private placement of common stock and warrants. A portion of the proceeds from the financing were received in January 2004, resulting in the classification of all the shares subscribed in the financing as common shares to be issued at December 31, 2003.
     During 2004 and 2003, the Company completed a total of four institutional private placements of its common stock. Proceeds from the private placements were allocated primarily to construction of new gathering systems and investments in sponsored Drilling Programs. The terms of these private placements are reflected in the following table:

		Per Share
	Number of	Subscription
Closing Date	Shares Issued	Price	Proceeds
June 13, 2003	900,000	$2.85	$2,565,000
December 31, 2003	1,303,335	4.50	5,865,000
April 28, 2004	975,000	5.98	5,832,450
November 2, 2004	279,330	5.37	1,500,000

Total	3,457,665		$15,762,450

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
     At December 31, 2004, the exercise prices of options outstanding under the Company’s stock option plans ranged from $1.02 to $4.09 per share, and their weighted average remaining contractual life was 4.45 years. The following table reflects transactions involving the Company’s stock options during each of the years presented in the consolidated financial statements

			Weighted Average
Stock Options	Issued	Exercisable	Exercise Price
Balance, December 31, 2002	1,585,210	1,585,210	1.30

Issued(1)	400,000		1.02
Exercised	(820,879)		1.17
Expired	(45,000)		5.00

Balance, December 31, 2003	1,119,331	1,119,331	1.10

Issued(2)	2,015,000		4.05
Exercised	(311,480)		1.00
Expired	(437,851)		1.23

Balance, December 31, 2004	2,385,000	370,000	$3.58

(1)	Granted to employees under stock option plans, exercisable through January 2, 2008 at an exercise price of $1.02 per share.

(2)	Granted to employees and directors under stock option plans at exercise prices ranging from $4.03 to $4.09 per share and vesting in increments from February 25, 2005 through February 25, 2009.
     In accounting for stock options, the Company follows the retroactive method under CICA Handbook Section 3870. For fiscal years beginning before December 15, 2003, the statement permits compensation cost for stock options to be measured by the intrinsic value method of accounting similar to the method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share as if the fair value accounting method had been applied. For fiscal years beginning after December 15, 2003, the statement requires the fair value method of accounting for stock options, consistent with the recognition and measurement provisions of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation,” with retroactive restatement of prior periods to reflect fair value accounting. For the year ended December 31, 2004, this resulted in a non-cash charge for options and warrants of $374,161.

     Under the fair value method, employee stock options are valued at grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. For the years ended December 31, 2004 and 2003, the fair value estimates for each option grant assumed a risk free interest rate of 4.5%, a dividend yield of 0%, a theoretical volatility of 0.30 and an expected life ranging from one to five years based on the option’s vesting provisions. Adoption of fair value accounting for stock options to replace the intrinsic value method previously followed by the Company resulted in the restatement of net income and income per share for the year ended December 31, 2003 as reflected in the table below, with related adjustments to the deficit as previously reported since 1995.

	Intrinsic	Fair
	Value	Value
	Method	Method
	(Previously	(Restated)
	reported)
Year ended December 31, 2003
Net income	$3,813,740	$3,660,140
Net earnings per share
Basic	0.47	0.46
Fully diluted	0.34	0.33
Weighted average fair value of options granted	0.38	0.38

As of December 31, 2003
Deficit	16,306,049	17,223,284
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
     During 2003, certain officers of the Company exercised options covering a total of 300,000 common shares that were granted in 2000 with a stock-for-stock or “cashless” exercise feature at an exercise price of $1.25 per share. Since the disclosure only alternative of CICA Handbook Section 3870 and ABP Opinion No. 25 was not available for the exercise of stock options with this feature, the Company recorded a compensation charge of $558,000 for the year ended December 31, 2003, reflecting the difference between the aggregate exercise price of the options and the market price of the underlying shares on the date that the options were exercised. Additional non-cash compensation of $31,200 was also recognized in 2003 from the issuance of warrants for corporate consulting services.
     (c) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at December 31, 2004 ranged from $1.26 to $6.25 per share, and their weighted average remaining contractual life was 2.59 years. The following table reflects transactions involving the Company’s common stock purchase warrants during each of the years presented in the consolidated financial statements.

			Weighted Average
Common Stock Purchase Warrants	Issued	Exercisable	Exercise Price
Balance, December 31, 2002	2,559,901	2,559,901	2.76

Issued in financing transactions(1)	916,453		5.12
Issued for consulting services(2)	175,000		1.55
Exercised	(317,831)		2.40

Balance, December 31, 2003	3,333,523	3,333,523	3.43

Issued in financing transactions(3)	966,460		6.09
Issued for consulting services(4)	20,000		4.03
Exercised	(1,209,456)		2.63
Expired	(689,062)		3.06

Balance, December 31 2004	2,421,465	2,421,465	$4.96

(1)	Expiring from September 13, 2006 through December 31, 2008

(2)	Expiring from April 3, 2004 through April 2, 2008.

(3)	Expiring from April 29, 2007 through November 2, 2009.

(4)	Expiring on February 25, 2009.
Note 11. Income Taxes
     The following table sets forth the components of income tax expense for each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Current	$97,970	$957,970	$605,943
Future	1,795,785	257,647	—
Benefits realized from loss carryforward	—	(813,520)	(605,943)

Total income tax expense	$1,893,755	$402,097	$—

     The following table sets forth a reconciliation between prescribed tax rates and the effective tax rate for the Company’s total income tax expense in each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Income tax computed at statutory combined basic income tax rates	$1,266,171	$1,716,295	$268,266
Increase (decrease) in income tax resulting from:
Net operating loss carryforward	—	(813,520)	(605,943)
Non-recognition of tax benefit from net losses	355,070	177,722	324,162
Non-deductible expenses	51,325	75,976	13,515
Tax losses allocated from Drilling Programs	(1,836,917)	(1,012,023)	—
Excess tax depletion and depreciation over book depreciation	1,812,861	2,255,619	—
Previously unrecognized benefit on future tax asset	—	(1,997,972)	—
Difference in tax rates between Canada and the United States	245,245	—	—

Total income tax expense	$1,893,755	$402,097	$—

     The following table sets forth the components of the Company’s future income tax liabilities as of the end of each of the years presented in the consolidated financial statements.

	As of December 31,
	2004	2003	2002
Net operating loss carryforward and investment tax credit	$2,589,772	$2,175,123	$2,779,909
Gold and silver properties	2,663,962	2,663,962	2,663,962
Oil and gas properties	(3,322,760)	(1,596,167)	(225,635)
Property and equipment	(745,720)	(659,452)	(98,966)
Less valuation allowance	(3,238,686)	(2,841,113)	(5,119,270)

Future tax liabilities	$(2,053,432)	$(257,647)	$—

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

Year of Expiry
2005	$245,000
2006	271,000
2007	969,000
2008	1,456,000
2009	903,000
2010	923,000
2014	1,314,000

Total net operating loss carryforwards	$6,081,000

Note 12. Income Per Share
     (a) Basic. Income per share is calculated using the weighted average number of shares outstanding during each of the years presented in the consolidated financial statements. The following table sets forth the weighted average of common shares outstanding for each of those years.

Weighted Average
Year	Common Shares Outstanding
2002	5,343,534
2003	8,032,647
2004	13,994,283
     (b) Fully Diluted. The Company follows CICA Handbook Section 3500, “Earnings per Share,” effective January 31, 2002. The statement requires the presentation of both basic and diluted earnings per share (“EPS”) in the statement of operations, using the “treasury stock” method to compute the dilutive effect of stock options and warrants and the “if converted” method for the dilutive effect of convertible instruments . For each of the years ended December 31, 2004 and 2003, the assumed exercise of outstanding options and warrants and conversion of outstanding convertible notes and, for 2003, outstanding preferred stock would have a dilutive effect on EPS because some of their exercise or conversion prices were below the average market price of the common stock during the year. For the year ended December 31, 2002, only the assumed conversion of outstanding preferred stock would have a dilutive effect on EPS. The following table sets forth the weighted average number of common shares outstanding for the computation of dilutive EPS for each of the years presented.

	Year Ended December 31,
Numerator:	2004	2003	2002
Net income as reported for basic EPS	$1,611,701	$3,660,140	$634,950
Adjustments to income for diluted EPS	89,590	199,628	—

Net income for diluted EPS	$1,701,291	$3,859,768	$634,950

Denominator:
Weighted average shares for basic EPS	13,994,283	8,032,647	5,343,534
Effect of dilutive securities:
Stock options	851,203	1,011,198	—
Warrants	703,428	688,150	—
Convertible notes	918,670	1,822,517	—
Convertible preferred shares	—	156,887	625,493

Adjusted weighted average shares and assumed conversions for dilutive EPS	16,467,584	11,711,399	5,969,027

Basic EPS	$0.12	$0.46	$0.12

Diluted EPS	$0.10	$0.33	$0.11

Note 13. Employee Benefit Plan
     On October 1, 2003, the Company established a salary deferral plan under section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 15% of their annual compensation through contributions to the plan, with matching contributions by the Company up to 3% of the participating employees’ compensation, plus half of their plan contributions between 3% and 5% of annual compensation. The deferrals accumulate on a tax deferred basis until a participating employee withdraws the funds allowable based on a vesting schedule. The Company’s matching contributions to the plan aggregated $61,407 in 2004 and $13,232 in 2003.
Note 14. Related Party Transactions
     (a) General. Because the Company operates through its subsidiaries and affiliated Drilling Programs, its holding company structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. It is the Company’s policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm’s length basis from unrelated parties. Significant related party transactions not disclosed elsewhere in these notes are summarized below.
     (b) Drilling Programs. DPI invests in sponsored Drilling Programs on substantially the same terms as unaffiliated investors, contributing capital in proportion to its partnership interest. DPI also maintains a 1% interest as general partner in each Drilling Program, resulting in a combined interest ranging from 25.75% to 30.7% in the Drilling Programs organized as limited partnerships and up to 66.67% in each Drilling Program organized as a joint venture. The agreements for both the limited partnership and joint venture Drilling Programs generally provide for specified increases in DPI’s program interests, up to 15% of the total program interests, after program distributions reach “payout,” which ranges from 100% to 110% of partners’ investment. The partnership agreements also provide for each Drilling Program to enter into turnkey drilling contracts with DPI for all wells to be drilled by that Drilling Program. The portion of the profit on drilling contracts attributable to DPI’s ownership interest in the Drilling Programs has been eliminated on consolidation for the periods presented in the consolidated financial statements. The following table sets forth the total payments received under these contracts for each of those years.

Year	Drilling Contract Revenues
2002	6,269,598
2003	23,640,000
2004	40,693,850

Note 15. Financial Instruments
     (a) Credit Risk. The Company grants credit to its customers, primarily located in the northeastern and central United States, during the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.
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

	Carrying	Fair
Financial Instrument:	Value	Value
Non-interest bearing long term debt	$390,818	$188,000
Loans to related parties	499,893	453,500
Note 16. Segment Information
     The Company has two reportable segments based on management responsibility and key business operations. The summary of significant accounting policies in Note 1 applies to both reported segments. The following table presents summarized financial information for the Company’s business segments during each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Revenue:
Oil and gas development	$47,980,285	$27,444,433	$8,404,643
Corporate	—	—	—

Total	$47,980,285	$27,444,433	$8,404,643

DD&A:
Oil and gas development	$1,721,849	$792,980	$589,880
Corporate	165,116	118,109	62,189

Total	$1,886,965	$911,089	$652,069

Interest expense:
Oil and gas development	$330,690	$173,049	$155,180
Corporate	351,545	320,392	94,087

Total	$682,235	$493,441	$249,267

Net income (loss):
Oil and gas development	$2,642,003	$5,092,588	$1,585,036
Corporate	(1,030,302)	(1,432,448)	(950,086)

Total	$1,611,701	$3,660,140	$634,950

Capital expenditures:
Oil and gas development	$54,578,607	$8,240,812	$1,515,692
Corporate	274,392	447,234	74,844

Total	$54,852,999	$8,688,046	$1,590,536

	As of December 31,
	2004	2003
Identifiable assets:
Oil and gas development	$82,380,938	$29,702,445
Corporate	6,746,005	16,365,997

Total	$89,126,943	$46,068,442

Note 17. United States Accounting Principles
     (a) Differences Reflected in Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada (“Canadian GAAP”), which are different in some respects than accounting principles generally accepted in the United States of America (“U.S. GAAP”). The only difference that affects the Company’s consolidated financial statements for the reported periods involves the accounting treatment of the Company’s investment in municipal bonds described in Note 6, which would be reportable at fair value under U.S. GAAP. This would have no effect on the Company’s consolidated statements of cash flows for the reported periods but would affect shareholders’ equity and net income, as reported under Canadian GAAP. In addition to the adjustments made to the consolidated financial statements previously issued by the Company for the reported periods, as summarized in Note 1, the Company has expanded its prior disclosure on the effects of differences in these accounting principals with the following reconciliation:

	Year Ended December 31,
	2004	2003	2002
Total shareholders’ equity, Canadian GAAP	$41,141,528	$26,055,988	$6,286,097
Accumulated other comprehensive loss	(63,627)	(82,111)	(82,111)

Total shareholders’ equity, U.S. GAAP	$41,077,901	$25,973,877	$6,203,986

     Comprehensive income under U.S. GAAP would be as follows:

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$1,611,701	$3,660,140	$634,950
Other comprehensive income (loss)	18,484	—	(32,377)

Comprehensive income, U.S. GAAP	$1,630,185	$3,660,140	$602,573

     (b) Recent Accounting Pronouncements. Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.
          (i) SFAS No. 148. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued in December 2002 to amend the transition and disclosure provisions of SFAS No. 123. Effective January 1, 2004, the Company adopted the statement to account for its employee stock options under the fair market value method. See Note 10 – Capital Stock.
          (ii) SFAS No. 149. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and did not have a material impact on the Company’s consolidated financial statements.

          (iii) SFAS No. 150. SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. It establishes standards for classifying and measuring certain financial instruments with characteristics of both debt and equity. It requires many financial instruments previously classified as equity to be reclassified as liabilities and is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after September 15, 2003. The statement did not have a material impact on the Company’s consolidated financial statements.
Note 18. Commitments
     The Company’s office space and certain field and office equipment are leased under operating leases. Lease rental expense for the years ended December 31, 2004, 2003 and 2002 was $475,606, $330,758 and $134,302, respectively. The following table lists the Company’s minimum annual commitments as of December 31, 2004 under non-cancelable operating leases.

	Operating Leases
Year	Equipment	Premises	Total
2005	$59,376	$165,253	$224,629
2006	28,026	166,222	194,248
2007	28,026	166,906	194,932
2008	—	13,909	13,909
2009 and thereafter	—	—	—

Total	$115,428	$512,290	$627,718

Note 19. Asset Retirement Obligations
     Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is the equivalent of CICA Handbook Section 3110. This statement requires the fair value of an asset retirement obligation to be recognized in the period when it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Previous accounting standards used the units-of-production method to match estimated future retirement costs with the revenues generated from the producing asset. In contrast, SFAS No. 143 and CICA Handbook Section 3110 require depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis over the life of the asset, while the accretion to be recognized will escalate over the life of the asset, typically as production declines. The Company’s asset retirement obligations primarily relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, recoverable quantities of oil and gas, inflation rates and credit-adjusted risk-free interest rates. The following table shows the changes in asset retirement obligations during the years presented.

	Year Ended December 31,
	2004	2003
Asset retirement obligations, beginning of year	$92,300	$58,200
Liabilities incurred during the year(1)	60,900	29,750
Liabilities settled during the year	—	—
Accretion expense (included in DD&A)	200	4,350

Asset retirement obligations, end of year	153,400	$92,300

(1)	Reflects estimated increase in estimated future retirement obligations relating to abandonment of oil and gas wells.

Note 20. Subsequent Event
     In the first quarter of 2005, the Company completed a private placement of its 7% Convertible Notes due March 31, 2010, issuing additional notes in the principal amount of $6,168,696. This increased the total issuance of notes in the private placement to $8,000,000. See Note 9 – Long Term Debt.
Note 21. Supplemental Information on Oil and Gas Development and Producing Activities
     (a) General. This Note provides information on the Company’s oil and gas development and producing activities in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”
     (b) Results of Operations from Oil and Gas Producing Activities. The following table shows the results of operations from the Company’s oil and gas producing activities during the years presented in the consolidated financial statements. Results of operations from these activities are determined using historical revenues, production costs (including production related taxes) and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense are excluded from this determination.

	Year Ended December 31,
	2004	2003	2002
Revenues	$5,711,500	$2,550,040	$1,204,111
Production costs	(2,413,375)	(958,081)	(673,227)
Depreciation, depletion and amortization	(1,609,844)	(686,455)	(556,560
Income taxes (allocated on percentage of gross profits)	(418,239)	(46,755)	—

Results of operations for producing activities	$1,270,042	$858,749	$(25,676)

     (c) Capitalized Costs for Oil and Gas Producing Activities. The following table sets forth the components of capitalized costs for the Company’s oil and gas producing activities, all of which are conducted within the continental United States, for the years presented in the consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Proved properties	$63,203,659	$16,472,008	$10,457,680
Unproved properties	1,838,038	657,879	419,737
Pipeline properties	7,294,420	1,900,799	806,924

	72,336,117	19,030,686	11,684,341
Accumulated depreciation, depletion and amortization	(4,179,327)	(2,660,827)	(2,004,792)

Total	$68,156,790	$16,369,859	$9,679,549

     (d) Costs Incurred in Oil and Gas Acquisition and Development Activities. The following table lists the costs incurred in the Company’s oil and gas acquisition and development activities for the years presented in the consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Property acquisition costs:
Unproved properties	$1,180,159	$238,142	$239,394
Proved properties	46,901,830	6,014,328	999,538
Development costs	5,673,442	1,093,875	127,071

Total	$53,755,431	$7,346,345	$1,366,003

Note 22. Supplemental Oil and Gas Reserve Information (Unaudited)
     (a) General. The Company’s estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by Wright & Company, Inc., independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices at the end of each of the years presented in the consolidated financial statements. These prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserve estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.
     (b) Estimated Oil and Gas Reserve Quantities. The Company’s ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below for each of the years presented in the consolidated financial statements.

				Crude Oil, Condensate
	Natural Gas			and Natural Gas Liquids
	(Mmcf)			(Mbbls)
	2004	2003	2002	2004	2003	2002
Proved developed and undeveloped reserves:
Beginning of year	30,800	20,820	10,086	95	116	133
Purchase of reserves in place	26,353	55	47	177	—	4
Extensions, discoveries, current current and other additions	17,960	16,882	8,333	8	—	—
Transfers/sales of reserves in place	(2,918)	(699)	(819)	—	—	—
Revision to previous estimates	(7,111)	(5,844)	3,422	28	(9)	(9)
Production	(786)	(414)	(249)	(12)	(12)	(12)

End of year	64,298	30,800	20,820	296	95	116

Proved developed reserves at end of year	33,105	12,345	4,614	286	85	106

     (c) Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows from the Company’s estimated proved oil and gas reserves is provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry and may not represent the fair market value of the Company’s oil and gas reserves or the present value of future cash flows of equivalent reserves due to various uncertainties inherent in making these estimates. Those factors include changes in oil and gas prices from year-end prices used in the estimates, unanticipated changes in future production and development costs and other uncertainties in estimating quantities and present values of oil and gas reserves.

     The following table presents the standardized measure of discounted future net cash flows from the Company’s ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of December 31, 2004, 2003 and 2002 are calculated using weighted average prices in effect as of those dates. Those prices were $6.89, $5.34 and $4.83, respectively, per Mcf of natural gas and $43.23, $31.56 and $28.15, respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and gas properties.
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Future cash inflows	$455,751	$167,498	$103,904
Future production and development costs	(122,875)	(48,808)	(30,954)
Future income tax expenses	(105,805)	(31,812)	(18,783)

Undiscounted future net cash flows	227,071	86,878	54,167
10% annual discount for estimated timing of cash flows	(134,704)	(53,281)	(33,215)

Standardized measure of discounted future net cash flows	$92,367	$33,597	$20,952

     (d) Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of the Company’s proved oil and gas reserves after income taxes for each of the years presented in the consolidated financial statements. Sales of oil and gas, net of production costs, are based on historical pre-tax results. Extensions and discoveries, purchases of reserves in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented after tax.
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$33,597	$20,952	$5,051
Increase (decrease) due to current year operations:
Sales and transfers of oil and gas, net of related costs	(3,298)	(117)	(712)
Extensions, discoveries and improved recovery, less related costs	33,347	25,817	10,347
Purchase of reserves in place	68,854	294	174
Increase (decrease) due to changes in standardized variables:
Net changes in prices and production costs	(1,796)	5,049	9,098
Revisions of previous quantity estimates	(10,816)	(14,946)	3,110
Accretion of discount	3,360	2,095	505
Net change in future income taxes	(28,450)	(5,036)	(6,384)
Production rates (timing) and other	(2,431)	(511)	(237)

Net increase	58,770	12,645	15,901

Balance, end of year	$92,367	$33,597	$20,952

* * *