Form 10-Q/A
period 2005-03-31
NGAS Resources Inc
filed 2005-08-12
CIK 746834

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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

Indicate by check mark whether the issuer is an accelerated filer under Rule
12b-2.                                                           Yes [X] No [ ]


 Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     TITLE OF CLASS                            OUTSTANDING AT MAY 10, 2005
      COMMON STOCK                                     15,994,381

===============================================================================

===============================================================================

         NGAS Resources, Inc. (the "Company") is an independent energy company focused on natural gas development and production in the Appalachian Basin, primarily in eastern Kentucky. The Company is amending its quarterly report on Form 10-Q for the quarter ended March 31, 2005 (the "Report") in response to review comments on the Report by the staff of the Securities and Exchange Commission. In response to review comments, this amendment reflects an adjustment to the condensed consolidated statements of operations included in the Report to eliminate the line item for gross profit, which was previously reported before accounting for depreciation, depletion and amortization attributable to cost of sales, other than depreciation of equipment, as a component of direct sales. In addition, the Company's gas compression and transmission revenues and direct expenses previous reported in its condensed consolidated statements of operations and deficit for the three months ended March 31, 2005 have been restated to reflect various adjustments to inter-company accounts for managed Drilling Programs. The Company is modifying the disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect these adjustments and amending the notes to its condensed consolidated financial statements included in the Report to expand the summary of accounting policies in Note 1 relating to the reported adjustments.

===============================================================================

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


                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              CHARTERED ACCOUNTANTS


Toronto, Ontario
May 10, 2005, except for
  Note 1(e), which is
  as at August 8, 2005

                              NGAS RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (U.S. FUNDS)

                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        2005                    2004
                                                                                   -------------           -------------
ASSETS                                                                              (UNAUDITED)
  Current assets:
    Cash ................................................................          $  16,703,019           $  11,849,372
    Accounts receivable .................................................              2,806,950               2,281,715
    Prepaid expenses and other current assets ...........................              2,149,194               2,152,174
    Loans to related parties (Note 4) ...................................                124,657                 142,718
                                                                                   -------------           -------------
      Total current assets ..............................................             21,783,820              16,425,979
  Bonds and deposits ....................................................                210,045                 124,650
  Oil and gas properties (Note 2) .......................................             74,536,635              68,156,790
  Property and equipment (Note 3) .......................................              2,349,064               2,668,908
  Loans to related parties (Note 4) .....................................                281,413                 357,175
  Investments (Note 5) ..................................................                 55,454                  55,454
  Deferred financing costs (Note 6) .....................................              1,406,240               1,024,810
  Goodwill (Note 7) .....................................................                313,177                 313,177
                                                                                   -------------           -------------
        Total assets ....................................................          $ 100,935,848           $  89,126,943
                                                                                   =============           =============

LIABILITIES
  Current liabilities:
    Accounts payable ....................................................              4,640,170               3,381,726
    Accrued liabilities .................................................              5,905,094               3,537,576
    Customers' drilling deposits (Note 8) ...............................             11,677,600              12,652,001
    Long term debt, current portion (Note 9) ............................                 41,917                 121,247
                                                                                   -------------           -------------
      Total current liabilities .........................................             22,264,781              19,692,550
  Future income taxes ...................................................              2,671,933               2,053,432
  Long term debt (Note 9) ...............................................             31,948,195              25,870,498
  Deferred compensation .................................................                477,973                 368,935
                                                                                   -------------           -------------
        Total liabilities ...............................................             57,362,882              47,985,415
                                                                                   -------------           -------------
SHAREHOLDERS' EQUITY
  Capital stock (Note 10)
    Authorized:
        5,000,000 Preferred shares, non-cumulative, convertible
      100,000,000 Common shares
    Issued:
       15,936,691 Common shares (December 31, 2004 - 15,605,208) ........             56,385,121              54,929,887
           21,100 Common shares held in treasury, at cost ...............                (23,630)                (23,630)
                  Paid-in capital - options and warrants ................              1,818,616               1,796,504
    To be issued:
           61,990 Common shares (December 31, 2004 - 10,070) ............                267,376                  50,350
                                                                                   -------------           -------------
                                                                                      58,447,483              56,753,111
  Deficit ...............................................................            (14,874,517)            (15,611,583)
                                                                                   -------------           -------------
        Total shareholders' equity ......................................             43,572,966              41,141,528
                                                                                   -------------           -------------
        Total liabilities and shareholders' equity ......................          $ 100,935,848           $  89,126,943
                                                                                   =============           =============

See Notes to Condensed Consolidated Financial Statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                            (U.S. FUNDS) (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       2005                   2004
                                                                                   ------------           ------------
REVENUE
   Contract drilling ....................................................          $ 16,677,000           $ 14,326,125
   Oil and gas production ...............................................             2,875,788                791,289
   Gas transmission and compression .....................................               457,458                448,468
                                                                                   ------------           ------------
     Total revenue ......................................................            20,010,246             15,565,882
                                                                                   ------------           ------------

DIRECT EXPENSES
   Contract drilling ....................................................            12,369,805             10,135,062
   Oil and gas production ...............................................               758,821                285,312
   Gas transmission and compression .....................................               392,784                408,866
                                                                                   ------------           ------------
     Total direct expenses ..............................................            13,521,410             10,829,240
                                                                                   ------------           ------------

OTHER INCOME (EXPENSES)
   Selling, general and administrative ..................................            (3,506,825)            (3,185,518)
   Options, warrants and deferred compensation ..........................              (252,608)               (30,074)
   Depreciation, depletion and amortization .............................            (1,046,555)              (206,111)
   Interest expense .....................................................              (508,753)               (89,168)
   Interest income ......................................................                37,740                 86,862
   Other, net ...........................................................               143,732                  7,746
                                                                                   ------------           ------------
     Total other income (expenses) ......................................            (5,133,269)            (3,416,263)
                                                                                   ------------           ------------

INCOME BEFORE INCOME TAXES ..............................................             1,355,567              1,320,379
                                                                                   ------------           ------------

INCOME TAX EXPENSE
   Current ..............................................................                    --                110,416
   Future ...............................................................               618,501                442,722
                                                                                   ------------           ------------
                                                                                        618,501                553,138
                                                                                   ------------           ------------

NET INCOME ..............................................................               737,066                767,241

DEFICIT, beginning of period ............................................           (15,611,583)           (17,223,284)
                                                                                   ------------           ------------

DEFICIT, end of period ..................................................          $(14,874,517)          $(16,456,043)
                                                                                   ============           ============

NET INCOME PER SHARE
   Basic ................................................................          $       0.05           $       0.06
                                                                                   ============           ============
   Diluted ..............................................................          $       0.04           $       0.05
                                                                                   ============           ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   Basic ................................................................            15,689,872             12,052,183
                                                                                   ============           ============
   Diluted ..............................................................            17,463,618             15,633,855
                                                                                   ============           ============

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. FUNDS) (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       2005                   2004
                                                                                   ------------           ------------
OPERATING ACTIVITIES
   Net income ...........................................................          $    737,066           $    767,241
   Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
     Incentive bonus paid in common shares ..............................               217,026                     --
     Compensation from options and warrants .............................               252,608                 30,074
     Depreciation, depletion and amortization ...........................             1,046,555                253,129
     Notes issued in kind for interest on long term debt ................                    --                 37,202
     Gain on sale of assets .............................................               (12,568)                (4,600)
     Future income taxes ................................................               618,501                442,722
     Changes in assets and liabilities:
       Accounts receivable ..............................................              (525,235)              (255,871)
       Prepaid expenses and other current assets ........................                 2,980                (39,287)
       Accounts payable .................................................             1,258,444                811,672
       Accrued liabilities ..............................................             2,367,518                811,551
       Income taxes payable .............................................                    --                 40,416
       Customers' drilling deposits .....................................              (974,401)            (7,175,000)
                                                                                   ------------           ------------
     Net cash provided by (used in) operating activities ................             4,988,494             (4,280,751)
                                                                                   ------------           ------------
INVESTING ACTIVITIES
   Proceeds from sale of assets .........................................               273,600                  4,600
   Purchase of property and equipment ...................................               (45,102)              (115,146)
   Increase in bonds and deposits .......................................               (85,395)                    --
   Additions to oil and gas properties, net .............................            (7,252,420)            (6,266,134)
                                                                                   ------------           ------------
     Net cash used in investing activities ..............................            (7,109,317)            (6,376,680)
                                                                                   ------------           ------------
FINANCING ACTIVITIES

   Decrease in loans to related parties .................................                93,823                 35,199
   Proceeds from issuance of common shares ..............................             1,248,776              3,438,317
   Payments of deferred financing costs .................................              (451,496)                    --
   Proceeds from issuance of long term debt .............................             6,168,696                     --
   Payments of long term debt ...........................................               (85,329)               (22,870)
                                                                                   ------------           ------------
     Net cash provided by financing activities ..........................             6,974,470              3,450,646
                                                                                   ------------           ------------
Change in cash ..........................................................             4,853,647             (7,206,785)
Cash, beginning of period ...............................................            11,849,372             22,594,993
                                                                                   ------------           ------------
Cash, end of period .....................................................          $ 16,703,019           $ 15,388,208
                                                                                   ============           ============
SUPPLEMENTAL DISCLOSURE
Interest paid ...........................................................          $    524,964           $     43,314
Income taxes paid .......................................................                    --                 70,000
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
Common shares issued upon conversion of notes ...........................                85,000              1,457,640

See Notes to Condensed Consolidated Financial Statements.

                              NGAS RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2005 - (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) General. The accompanying unaudited condensed consolidated financial statements of NGAS Resources, Inc., a British Columbia corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles in Canada. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's condensed consolidated financial position at March 31, 2005 and its condensed consolidated results of operations and deficit and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-KSB/A.

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

         (e) Reclassifications and Adjustments. Certain amounts reported in the condensed consolidated financial statements for the interim period in 2004 have been reclassified to conform with the presentation in the current period. In addition, the condensed consolidated statements of operations and deficit previously issued by the Company for the three months ended March 31, 2005 and 2004 have been adjusted to eliminate the line item for gross profit, which was previously reported before accounting for depreciation, depletion and amortization ("DD&A") attributable to cost of sales, other than depreciation of equipment, as a component of direct expenses. The inclusion of all items of DD&A as a direct expense would have the following effects on gross profit, as previously reported:

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                    2005              2004
                                                                                                ------------      ------------
Gross profit, as reported.........................................................              $  6,410,604      $  4,736,642
   Less DD&A, as a component of direct expenses,
     net of depreciation of equipment previously included in direct expenses......                  (968,323)         (206,111)
                                                                                                ------------      ------------

Gross profit, as restated.........................................................              $  5,442,281      $  4,530,531
                                                                                                ============      ============

         The Company has also restated gas transmission and compression revenues as well as oil and gas production expenses previously reported in its condensed consolidated statements of operations and deficit for the three months ended March 31, 2005 to reflect various adjustments to inter-company eliminations for operating fees from managed Drilling Programs ("Elimination Adjustments"). Related adjustments to inter-company eliminations for all prior reported periods are immaterial. The following table shows the Elimination Adjustments, together with reclassification adjustments for depreciation of equipment previously reported as a component of direct expenses for the three months ended March 31, 2005.

                                                                               THREE MONTHS ENDED MARCH 31, 2005
                                                              --------------------------------------------------------------------
                                                               PREVIOUSLY             DD&A         ELIMINATION              AS
                                                                REPORTED         DJUSTMENT          ADJUSTMENT           RESTATED
                                                              -----------        ---------         -----------         -----------
REVENUE
   Contract drilling ................................         $16,677,000         $     --          $      --          $16,677,000
   Oil and gas production ...........................           2,875,788               --                 --            2,875,788
   Gas transmission and compression .................             700,128               --           (242,670)             457,458
                                                              -----------         --------          ---------          -----------
     Total revenue ..................................          20,252,916               --           (242,670)          20,010,246
                                                              -----------         --------          ---------          -----------

DIRECT EXPENSES
   Contract drilling ................................          12,417,991          (48,186)                --           12,369,805
   Oil and gas production ...........................           1,013,537          (12,046)          (242,670)             815,521
   Gas transmission and compression .................             410,784          (18,000)                --              392,784
                                                              -----------         --------          ---------          -----------
     Total direct expenses ..........................          13,842,312          (78,232)          (242,670)          13,521,410
                                                              -----------         --------          ---------          -----------

OTHER INCOME (EXPENSES)
   Selling general and administrative................          (3,506,825)              --                              (3,506,825)
   Options warrants and deferred
     compensation....................................            (252,608)              --                                (252,608)
   Depreciation, depletion and amortization..........            (968,323)         (78,232)                             (1,046,555)
   Interest expense..................................            (508,753)              --                                (508,753)
   Interest income...................................              37,740               --                                  37,740
   Other, net........................................             143,732               --                                 143,732
                                                              -----------         --------                             -----------
     Total other income (expenses)...................          (5,055,037)         (78,232)                             (5,133,269)
                                                              -----------         --------                             -----------

INCOME BEFORE INCOME TAXES...........................           1,355,567                                                1,355,567

INCOME TAX EXPENSE (Future)..........................            (618,501)                                                (618,501)
                                                              -----------                                              -----------

NET INCOME...........................................         $   737,066                                              $   737,066
                                                              ===========                                              ===========

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

         (b) Capitalized Costs and DD&A. Capitalized costs and accumulated DD&A relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                                                                 MARCH 31, 2005                        DECEMBER 31,
                                                                ------------------------------------------------           2004
                                                                                  ACCUMULATED                          -----------
                                                                    COST              DD&A               NET               NET
                                                                -----------       -----------        -----------       -----------
Proved oil and gas properties ...........................       $68,886,652       $(4,593,466)       $64,293,186       $59,387,998
Unproved oil and gas properties .........................         1,902,038                --          1,902,038         1,838,038
Gathering lines and well equipment ......................         8,799,847          (458,436)         8,341,411         6,930,754
                                                                -----------       -----------        -----------       -----------

Total oil and gas properties ............................       $79,588,537       $(5,051,902)       $74,536,635       $68,156,790
                                                                ===========       ===========        ===========       ===========

NOTE 3. PROPERTY AND EQUIPMENT

         The following table presents the capitalized costs and accumulated depreciation for the Company's property and equipment as of March 31, 2005.

                                                                           MARCH 31, 2005                           DECEMBER 31,
                                                         --------------------------------------------------             2004
                                                                            ACCUMULATED                             ------------
                                                            COST            DEPRECIATION             NET                 NET
                                                         ----------          ---------           ----------          ----------
Land ..........................................          $   12,908          $      --           $   12,908          $   12,908
Building improvements .........................              20,609             (4,720)              15,889              16,234
Machinery and equipment .......................           1,868,967           (421,152)           1,447,815           1,706,238
Office furniture and fixtures .................              83,570            (26,806)              56,764              59,308
Computer and office equipment .................             406,700           (158,384)             248,316             257,977
Vehicles ......................................             826,573           (259,201)             567,372             616,243
                                                         ----------          ---------           ----------          ----------

Total property and equipment ..................          $3,219,327          $(870,263)          $2,349,064          $2,668,908
                                                         ==========          =========           ==========          ==========

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

                                                                                                                    SHARES
                                                                                                                  ISSUABLE AT
                                                   PRINCIPAL AMOUNT OUTSTANDING AT                                  MARCH 31,
                                                -----------------------------------                                   2005
                                                   MARCH 31,           DECEMBER 31,           CONVERSION              UPON
TITLE OF NOTES                                       2005                  2004                  PRICE             CONVERSION
--------------                                  -------------         -------------           ----------          -----------
10% Convertible Notes
   due May 1, 2007...............               $     515,500         $    560,500             $  1.50                343,666
8% Convertible Notes
   due April 10, 2008............                     705,925              745,925                1.90                371,539
8% Convertible Notes
   due May 1, 2008...............                     188,750              188,750                2.25                 83,888
7% Convertible Notes
   due September 5, 2008.........                   1,077,202            1,077,202                4.50                239,378
7% Convertible Notes
   due October 4, 2009...........                   6,100,000            6,100,000                6.00              1,016,666
7% Convertible Notes
   due March 31, 2010............                   8,000,000            1,831,304                6.00              1,333,333
                                                -------------         ------------                                -----------

   Total.........................               $  16,587,377         $ 10,503,681                                  3,388,470
                                                =============         ============                                ===========

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

         (d) Miscellaneous Debt. The following table summarizes other outstanding debt obligations of the Company at March 31, 2005 and December 31, 2004.

                                                                                          PRINCIPAL AMOUNT OUTSTANDING AT
TERMS OF DEBT                                                                            MARCH 31,               DECEMBER 31,
-------------                                                                              2005                      2004
                                                                                        ---------                ------------
Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 8.68% to 9.5% per annum,
   collateralized by the acquired equipment and vehicles.....................           $   2,523                  $  4,451
Loan payable to unaffiliated company, bearing interest
   at 10% per annum payable quarterly, collateralized
   by assets of subsidiary guarantor.........................................                  --                    64,779
Note payable to unaffiliated individual, payable in
   60 installments of $1,370, together with interest at 8%
   per annum, through 2005...................................................                  --                     4,964
Loans payable to various banks, payable monthly in
   various amounts, together with interest at rates ranging
   from 4% to 9.75% per annum, through 2005,
   collateralized by receivables and various vehicles........................              15,394                    23,052
                                                                                        ---------                  --------

Total........................................................................           $  17,917                  $ 97,246
                                                                                        =========                  ========

         (e) Total of Long Term Debt. The following table summarizes the Company's total long term debt at March 31, 2005 and December 31, 2004.

                                                                                             PRINCIPAL AMOUNT OUTSTANDING AT
                                                                                          MARCH 31,                DECEMBER 31,
                                                                                            2005                       2004
                                                                                        -------------             -------------
Total long term debt (including current portion).........................               $  31,990,112             $  25,991,745
Less current portion.....................................................                      41,917                   121,247
                                                                                        -------------             -------------

   Total long term debt..................................................               $  31,948,195             $  25,870,498
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

                                                                                         NUMBER OF
COMMON SHARES ISSUED                                                                       SHARES                     AMOUNT
--------------------                                                                    -----------               -------------
   Balance, December 31, 2003............................................                10,676,030               $  36,244,623
Issued for cash..........................................................                 2,557,665                  12,200,886
Issued to employees as incentive bonus...................................                   157,250                     674,905
Issued upon exercise of stock options and warrants.......................                 1,520,936                   3,507,493
Issued upon conversion of convertible notes..............................                   560,601                   1,688,590
Issued for settlement of accounts payable................................                    46,352                     181,520
Issued for contract settlement...........................................                    86,374                     431,870
                                                                                        -----------               -------------
   Balance, December 31, 2004............................................                15,605,208                  54,929,887
Issued upon exercise of stock options and warrants.......................                   280,431                   1,370,234
Issued upon conversion of convertible notes..............................                    51,052                      85,000
                                                                                        -----------               -------------
   Balance, March 31, 2005...............................................                15,936,691               $  56,385,121
                                                                                        ===========               =============


                                                                                         NUMBER OF
COMMON SHARES TO BE ISSUED                                                                 SHARES                     AMOUNT
--------------------------                                                              -----------               -------------
   Balance, December 31, 2003............................................                 1,403,335               $   5,917,958
Issued in contract settlement(1).........................................                   (86,374)                   (431,870)
Contract settlement in cash in lieu of common shares.....................                    (3,556)                    (17,780)
Issued in financing transaction(2).......................................                (1,303,335)                 (5,417,958)
                                                                                        -----------               -------------
   Balance, December 31, 2004............................................                    10,070                      50,350
Grants to employees as incentive bonus...................................                    51,920                     217,026
                                                                                        -----------               -------------
   Balance at March 31, 2005.............................................                    61,990               $     267,376
                                                                                        ===========               =============

-----------------

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

PAID IN CAPITAL - OPTIONS AND WARRANTS                                                                             AMOUNT
--------------------------------------                                                                          ------------
   Balance, December 31, 2003......................................................................             $  1,140,321
Issued.............................................................................................                  676,433
Exercised..........................................................................................                  (20,250)
                                                                                                                ------------
   Balance, December 31, 2004......................................................................                1,796,504
Issued.............................................................................................                  143,570
Exercised..........................................................................................                 (121,458)
                                                                                                                ------------
   Balance, March 31, 2005.........................................................................             $  1,818,616
                                                                                                                ============

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

                                                                                                        WEIGHTED AVERAGE
STOCK OPTIONS                                             ISSUED                  EXERCISABLE            EXERCISE PRICE
-------------                                            ---------                -----------           ----------------
   Balance, December 31, 2003..................          1,119,331                 1,119,331                    1.10
                                                                                  ----------
Issued(1)......................................          2,015,000                                              4.05
Exercised......................................           (311,480)                                             1.00
Expired........................................           (437,851)                                             1.23
                                                        ----------                                           -------
   Balance, December 31, 2004..................          2,385,000                   370,000                    3.58
                                                                                  ----------
Exercised......................................            (25,000)                                             1.02
                                                        ----------                                           -------
   Balance, March 31, 2005.....................          2,360,000                   491,250                 $  3.61
                                                        ==========                ==========                 =======

-----------------

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

                                                                                                         WEIGHTED AVERAGE
COMMON STOCK PURCHASE WARRANTS                             ISSUED                 EXERCISABLE             EXERCISE PRICE
------------------------------                          ------------------        -----------            ----------------
   Balance, December 31, 2003..................           3,333,523                 3,333,523                 $  3.43
                                                                                   ----------
Issued in financing transactions(1)............             966,460                                              6.09
Issued for consulting services(2)..............              20,000                                              4.03
Exercised......................................          (1,209,456)                                             2.63
Expired........................................            (689,062)                                             3.06
                                                        -----------                                           -------
   Balance, December 31 2004...................           2,421,465                 2,421,465                    4.96
                                                                                   ----------
Exercised......................................            (255,431)                                             4.79
                                                        -----------                                           -------
   Balance, March 31, 2005.....................           2,166,034                 2,166,034                 $  4.98
                                                        ===========                ==========                 =======

-----------------

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

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      2005                 2004
                                                                                   -----------          -----------
NUMERATOR:
Net income as reported for basic EPS ....................................          $   737,066          $   767,241
Adjustments to income for diluted EPS ...................................               20,061               48,039
                                                                                   -----------          -----------

   Net income for diluted EPS ...........................................          $   757,127          $   815,280
                                                                                   ===========          ===========
DENOMINATOR:

Weighted average shares for basic earnings per share ....................           15,689,872           12,052,183
Effect of dilutive securities:
   Stock options ........................................................              661,908            1,082,535
   Warrants .............................................................              270,936            1,019,569
   Conversion of debt instruments .......................................              840,902            1,479,568
                                                                                   -----------          -----------
Adjusted weighted average shares and assumed conversions for EPS ........           17,463,618           15,633,855
                                                                                   ===========          ===========

Basic EPS ...............................................................          $      0.05          $      0.06
                                                                                   ===========          ===========
Diluted EPS .............................................................          $      0.04          $      0.05
                                                                                   ===========          ===========

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

        REPORTING PERIOD                                                           DRILLING CONTRACT REVENUE
        ----------------                                                           -------------------------
        Three months ended March 31, 2005...............................                 $  16,677,000
        Three months ended March 31, 2004...............................                    14,326,125

NOTE 13. SEGMENT INFORMATION

         The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company's business segments.

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                -----------------------------------
                                                                                                  2005                    2004
                                                                                               ------------           ------------
REVENUE:
Oil and gas development .............................................................          $ 20,252,916           $ 15,565,882
Corporate ...........................................................................                    --                     --
                                                                                               ------------           ------------
   Total ............................................................................            20,252,916             15,565,882
                                                                                               ------------           ------------
DD&A:
Oil and gas development .............................................................               963,310                219,000
Corporate ...........................................................................                83,245                 34,129
                                                                                               ------------           ------------
   Total ............................................................................             1,046,555                253,129
                                                                                               ------------           ------------
INTEREST EXPENSE:
Oil and gas development .............................................................               266,099                 13,291
Corporate ...........................................................................               242,654                 75,877
                                                                                               ------------           ------------
   Total ............................................................................               508,753                 89,168
                                                                                               ------------           ------------
NET INCOME (LOSS):
Oil and gas development .............................................................             1,149,335                992,195
Corporate ...........................................................................              (412,269)              (224,954)
                                                                                               ------------           ------------
   Total ............................................................................               737,066                767,241
                                                                                               ------------           ------------
CAPITAL EXPENDITURES:
Oil and gas development .............................................................             7,286,247              6,342,898
Corporate ...........................................................................                11,275                 38,382
                                                                                               ------------           ------------
   Total ............................................................................          $  7,297,522           $  6,381,280
                                                                                               ============           ============


                                                                                                 MARCH 31,            DECEMBER 31,
                                                                                                   2005                   2004
                                                                                               ------------           ------------
IDENTIFIABLE ASSETS:

Oil and gas development.............................................................           $ 93,211,369           $ 82,380,938
Corporate...........................................................................              7,724,479              6,746,005
                                                                                               ------------           ------------

   Total............................................................................           $100,935,848           $ 89,126,943
                                                                                               ============           ============

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

                  (ii)SFAS No. 149. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 to amend and clarify accounting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for contracts entered into or modified after September 30, 2003 and did not have a material impact on the Company's condensed consolidated financial statements.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      * * *

RESULTS OF OPERATIONS

         Revenues. Total revenues for the quarter ended March 31, 2005 were $20,010,246, an increase of 29% from $15,565,882 in the same quarter last year. Our revenue mix for the first quarter of 2005 was 83% contract drilling, 15% oil and gas production and 2% natural gas transmission and compression. For the first quarter of 2004, our total revenues were derived 92% from contract drilling, 5% from oil and gas production and 3% from natural gas transmission and compression activities.

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

         Gas transmission and compression revenues were $457,458 during the first quarter of 2005, up 2% from $448,468 in the first quarter of 2004. This reflects continued reliance on our own gathering systems for our new wells, generating transmission and compression revenues from the Drilling Programs, net of our working interests in those wells. During the first quarter of 2005, we extended our natural gas gathering systems for new wells by approximately 29 miles. Our gas transmission and compression revenues for the first quarter of 2005 also reflect a contribution of $149,141 from gas utility sales, up 29% from $115,752 in the same quarter last year.

         Expenses. Total direct expenses increased by 25% to $13,521,410 for the first quarter of 2005 compared to $10,829,240 for the first quarter of 2004. Our direct expense mix for the current reported quarter was 91% contract drilling, 6% oil and gas production and 3% natural gas transmission and compression. For the first quarter of 2004, our total direct expenses were incurred 93% in contract drilling, 3% in oil and gas production and 4% in natural gas transmission and compression.

         Contract drilling expenses were $12,369,805 during the first quarter of 2005, an increase of 22% from $10,135,062 in the same quarter last year. This primarily reflects the substantial level of drilling activities on behalf of our sponsored Drilling Programs and an increase in the average depth of our new wells. The greater well depth adds incrementally to variable costs for outside contractors, well completion complexities and expenditures and steel casing requirements, prices for which have increased substantially. In response to these developments, we increased the price established for drilling and completing new wells under turnkey drilling contracts for our most recent Drilling Programs.

         Production expenses were $758,821 in the first quarter of 2005, compared to $285,312 in the same quarter last year, reflecting our substantial growth in production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. As a percentage of oil and gas production revenues, production expenses decreased to 26% in the first quarter of 2005 from 36% in the same quarter last year.

         Gas transmission and compression expenses in the first quarter of 2005 were $392,784, compared to $408,866 in the same quarter last year. As a percentage of gas transmission and compression revenues, these expenses decreased to 76% in the current reported quarter from 91% in the first quarter of 2004, reflecting economies of scale and field operating efficiencies. Gas transmission and compression expenses do not reflect capitalized costs of $1,506,427 in the first quarter of 2005 for extensions of our gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.

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

         Depreciation, depletion and amortization ("DD&A") was $1,046,555 in the first quarter of 2005, compared to $206,111 in the same quarter of 2004. The increase in DD&A reflects additions of $48.0 million to oil and gas properties and $6.3 million to gas gathering systems and well equipment since March 31, 2004.

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


                                      * * *

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NGAS RESOURCES, INC.


Date: August 11, 2005                    By:   /s/ William S. Daugherty
                                             ----------------------------------
                                                   William S. Daugherty
                                                  Chief Executive Officer
                                                 (Duly Authorized Officer)
                                               (Principal Executive Officer)