Form 10-Q
period 2005-09-30
NGAS Resources Inc
filed 2005-11-14
CIK 746834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005

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
Indicate by check mark whether the issuer is an accelerated filer under Rule 12b-2. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of Class	Outstanding at November 7, 2005
Common Stock	19,959,920

NGAS Resources, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Shareholders of
NGAS RESOURCES, INC.
We have reviewed the condensed consolidated balance sheet of NGAS RESOURCES, INC. as at September 30, 2005 and the condensed consolidated statements of operations and deficit, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with generally accepted standards for review engagements in Canada. A review of interim financial statements consists principally of applying analytical procedures and making enquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board and those in Canada, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with Canadian generally accepted accounting principles.
We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) and with generally accepted auditing standards in Canada, the consolidated balance sheet of NGAS RESOURCES, INC. as at December 31, 2004 and the related consolidated statements of operations and deficit and cash flows for the year then ended (not presented herein) and, in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.
KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
Chartered Accountants
Toronto, Ontario
November 11, 2005

NGAS Resources, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. funds)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash	$17,499,769	$11,849,372
Accounts receivable	6,268,600	2,281,715
Prepaid expenses and other current assets	3,542,571	2,152,174
Loans to related parties (Note 4)	79,849	142,718

Total current assets	27,390,789	16,425,979

Bonds and deposits	387,695	124,650
Oil and gas properties (Note 2)	87,248,623	68,156,790
Property and equipment (Note 3)	2,901,594	2,668,908
Loans to related parties (Note 4)	240,157	357,175
Investments (Note 5)	—	55,454
Deferred financing costs (Note 6)	466,204	1,024,810
Goodwill (Note 7)	313,177	313,177

Total assets	$118,948,239	$89,126,943

LIABILITIES
Current liabilities:
Accounts payable	5,704,793	3,381,726
Accrued liabilities	5,657,919	3,537,576
Customers’ drilling deposits (Note 8)	23,846,725	12,652,001
Long term debt, current portion (Note 9 and Note 16)	15,027,692	121,247

Total current liabilities	50,237,129	19,692,550

Future income taxes	2,924,815	2,053,432
Long term debt (Note 9)	7,883,545	25,870,498
Deferred compensation	711,788	368,935

Total liabilities	61,757,277	47,985,415

SHAREHOLDERS’ EQUITY

Capital stock (Note 10)
Authorized:
5,000,000 Preferred shares, non-cumulative, convertible
100,000,000 Common shares
Issued:
18,894,646 Common shares (December 31, 2004 — 15,605,208)	70,296,064	54,929,887
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital — options and warrants	2,095,575	1,796,504
To be issued:
9,185 Common shares (December 31, 2004 — 10,070)	45,925	50,350

	72,412,934	56,753,111
Deficit	(15,222,972)	(15,611,583)

Total shareholders’ equity	57,190,962	41,141,528

Total liabilities and shareholders’ equity	$118,948,239	$89,126,943

See Notes to Condensed Consolidated Financial Statements.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(U.S. funds) (Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE
Contract drilling	$10,581,000	$6,561,100	$34,897,000	$27,927,475
Oil and gas production	4,199,754	1,452,338	10,583,245	3,230,351
Gas transmission and compression	302,694	344,633	1,049,168	1,093,296

Total revenue	15,083,448	8,358,071	46,529,413	32,251,122

DIRECT EXPENSES
Contract drilling	8,361,324	5,157,915	27,349,389	20,499,504
Oil and gas production	1,192,036	517,113	2,841,551	1,187,200
Gas transmission and compression	252,743	172,532	880,611	686,724

Total direct expenses	9,806,103	5,847,560	31,071,551	22,373,428

OTHER EXPENSES (INCOME)
Selling, general and administrative	3,000,577	1,901,190	9,019,312	6,831,254
Options, warrants and deferred compensation	362,290	194,404	853,988	427,450
Depreciation, depletion and amortization	991,278	324,946	3,039,366	833,550
Interest expense	360,605	87,550	1,424,359	284,253
Interest and dividend income	(79,546)	(80,076)	(165,672)	(248,282)
Other, net	69,626	35,954	(95,290)	(76,275)

Total other expenses	4,704,830	2,463,968	14,076,063	8,051,950

INCOME BEFORE INCOME TAXES	572,515	46,543	1,381,799	1,825,744

INCOME TAX EXPENSE
Current	121,805	9,351	121,805	416,157
Future	263,513	20,124	871,383	416,895

	385,318	29,475	993,188	833,052

NET INCOME	187,197	17,068	388,611	992,692

DEFICIT, beginning of period	(15,410,169)	(16,247,660)	(15,611,583)	(17,223,284)

DEFICIT, end of period	$(15,222,972)	$(16,230,592)	$(15,222,972)	$(16,230,592)

NET INCOME PER SHARE
Basic	$0.01	$0.00	$0.02	$0.07

Diluted	$0.01	$0.00	$0.02	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,583,061	14,725,187	16,432,965	13,555,811

Diluted	19,597,136	15,877,802	17,722,030	16,107,154

See Notes to Condensed Consolidated Financial Statements.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. funds) (Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING ACTIVITIES
Net income	$187,197	$17,068	$388,611	$992,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Incentive bonus paid in common shares	683,830	159,705	900,856	159,705
Options, warrants and deferred compensation	362,290	194,404	853,988	427,450
Contract settlement paid in common shares	90,300	—	85,875	—
Depreciation, depletion and amortization	991,278	324,946	3,039,366	833,550
Write-down of investment	—	63,627	55,454	63,627
Notes issued in kind for interest on long term debt	—	18,677	—	74,036
Gain on sale of assets	(11,962)	—	(24,530)	(4,948)
Future income taxes	263,513	20,124	871,383	416,895
Changes in assets and liabilities
Accounts receivable	(1,791,503)	(678,183)	(3,986,885)	(1,110,452)
Prepaid expenses and other current assets	(455,484)	(16,831)	(1,390,397)	(239,507)
Accounts payable	1,341,585	(119,922)	2,323,067	1,060,447
Accrued liabilities	(108,778)	(505,110)	2,120,343	(459,828)
Income taxes payable	—	(185,649)	—	(141,343)
Customers’ drilling deposits	3,912,000	(1,081,500)	11,194,724	(5,091,500)

Net cash provided by (used in) operating activities	5,464,266	(1,788,644)	16,431,855	(3,019,176)

INVESTING ACTIVITIES
Proceeds from sale of assets	84,519	—	358,119	$190,600
Purchase of property and equipment	(168,829)	(135,275)	(897,932)	(357,505)
Increase in bonds and deposits	(16,000)	—	(263,045)	(25,400)
Additions to oil and gas properties, net	(7,682,544)	(11,106,289)	(21,586,498)	(19,825,305)

Net cash used in investing activities	(7,782,854)	(11,241,564)	(22,389,356)	(20,017,610)

FINANCING ACTIVITIES
Decrease in loans to related parties	56,084	46,494	179,887	123,148
Proceeds from issuance of common shares	4,327,729	1,127,685	5,822,365	11,022,734
Payments of deferred financing costs	—	—	(451,496)	—
Proceeds from issuance of long term debt	—	—	6,168,696	—
Payments of long term debt	(11,887)	(19,294)	(111,554)	(65,331)

Net cash provided by financing activities	4,371,926	1,154,885	11,607,898	11,080,551

Change in cash	2,053,338	(11,875,323)	5,650,397	(11,956,235)
Cash, beginning of period	15,446,431	22,514,081	11,849,372	22,594,993

Cash, end of period	$17,499,769	$10,638,758	$17,499,769	$10,638,758

SUPPLEMENTAL DISCLOSURE
Interest paid	$360,605	$39,379	$1,467,666	$180,723
Income taxes paid	40,000	195,000	170,000	299,853

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for accounts payable	—	39,379	—	180,723
Common shares issued upon conversion of notes	7,720,127	—	8,340,591	1,613,890
See Notes to Condensed Consolidated Financial Statements.

NGAS Resources, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 — (Unaudited)
Note 1. Summary of Significant Accounting Policies
     (a) General. The accompanying unaudited condensed consolidated financial statements of NGAS Resources, Inc., a British Columbia corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in Canada. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company’s condensed consolidated financial position at September 30, 2005 and its condensed consolidated results of operations and deficit and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-KSB/A (the “Annual Report”). The accounting policies followed by the Company and their method of application are set forth in Note 1 to the consolidated financial statements included in the Annual Report and are incorporated herein by reference. See Note 14 — United States and Canadian Accounting Principles.
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
     (d) Change in Accounting Policy. Effective January 1, 2004, the Company adopted the fair value provisions of Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments” and related interpretations for the recognition and measurement of compensation costs associated with employee stock options. See Note 10 — Capital Stock.
     (e) Reclassifications and Adjustments. Certain amounts reported in the condensed consolidated financial statements for the interim periods in 2004 have been reclassified to conform with the presentation in the current periods. In addition, the condensed consolidated statements of operations and deficit previously issued by the Company for the three months and nine months ended September 30, 2004 have been adjusted to eliminate the line item for gross profit, which was previously reported before accounting for depreciation, depletion and amortization (“DD&A”) attributable to cost of sales as a component of direct expenses. The inclusion of DD&A as a direct expense would have the following effects on gross profit, as previously reported:

	Three Months	Nine months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Gross profit, as reported	$2,510,511	$9,877,694
Less DD&A, as a component of direct expenses	(324,946)	(833,550)

Gross profit, as restated	$2,185,565	$9,044,144

Note 2. Oil and Gas Properties
     Capitalized costs and accumulated DD&A relating to the Company’s oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

	September 30, 2005			December 31,
		Accumulated		2004
	Cost	DD&A	Net	Net

Proved oil and gas properties	$75,054,652	$(5,940,328)	$69,114,324	$59,387,998
Unproved oil and gas properties	2,085,540	—	2,085,540	1,838,038
Gathering lines and well equipment	16,782,423	(733,664)	16,048,759	6,930,754

Total oil and gas properties	$93,922,615	$(6,673,992)	$87,248,623	$68,156,790

Note 3. Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for the Company’s property and equipment as of September 30, 2005 and December 31, 2004.

	September 30, 2005			December 31,
		Accumulated		2004
	Cost	Depreciation	Net	Net

Land	$12,908	$—	$12,908	$12,908
Building improvements	36,134	(5,754)	30,380	16,234
Machinery and equipment	2,306,881	(499,782)	1,807,099	1,706,238
Office furniture and fixtures	83,570	(31,896)	51,674	59,308
Computer and office equipment	456,670	(194,405)	262,265	257,977
Vehicles	1,081,369	(344,101)	737,268	616,243

Total property and equipment	$3,977,532	$(1,075,938)	$2,901,594	$2,668,908

Note 4. Loans to Related Parties
     Loans to related parties represent loans receivable from certain shareholders and officers of the Company, payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $148,577 at September 30, 2005 and $328,464 at December 31, 2004. These loans bear interest at 6% per annum and are collateralized by ownership interests in Drilling Programs. The loans receivable from officers totaled $171,429 at September 30, 2005 and December 31, 2004. These loans are non-interest bearing and unsecured.

Note 5. Investments
     The Company has investments of $119,081 in three series of bonds issued by the City of Galax, Virginia Industrial Development Authority, bearing interest at rates ranging from 7% to 8.25% per annum and maturing through July 1, 2010. The Company recorded a write-down of $63,627 in the carrying value of the bonds to reflect a permanent decline in value during 2004 and an additional write-down of their remaining carrying value during the first nine months of 2005.
Note 6. Deferred Financing Costs
     The Company incurred financing costs for its convertible note private placements and secured bank loans aggregating $451,496 in the first nine months of 2005, $986,478 in 2004 and $601,886 in 2003. See Note 9 — Long Term Debt. These financing costs are initially capitalized and amortized at rates based on the stated terms of the underlying debt instruments. Upon conversion of its convertible notes at the option of the note holders, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for outstanding notes and bank loans aggregated $466,204 at September 30, 2005 and $1,024,810 at December 31, 2004, net of accumulated amortization totaling $329,430 and $116,386, respectively.
Note 7. Goodwill
     In connection with the acquisition of DPI in 1993, the Company recorded goodwill of $1,789,564, which was amortized over ten years on a straight-line basis. Unamortized goodwill at December 31, 2001 was $313,177. At the beginning of 2002, the Company adopted CICA Handbook Section 3062, “Goodwill and Other Intangible Assets,” which is the Canadian equivalent of SFAS No. 142 for accounting standards generally accepted in the United States. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment upon adoption and at least annually thereafter. The Company’s annual analyses indicated that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of September 30, 2005 and December 31, 2004.
Note 8. Customer Drilling Deposits
     At the commencement of operations, each Drilling Program acquires drilling rights for specified wells from DPI and enters into a turnkey drilling contract with DPI for drilling and completing the wells at specified prices. Upon the closing of Drilling Program financings, DPI receives the net proceeds from the financings as customers’ drilling deposits under the turnkey drilling contracts. These payments totaled $37,232,500 in the nine months ended September 30, 2005 and $31,278,330 in 2004. The Company recognizes revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $23,846,725 at September 30, 2005 and $12,652,001 at December 31, 2004 represent unapplied turnkey payments for wells that were not yet drilled as of the balance sheet dates.
Note 9. Long Term Debt
     (a) Credit Facility. The Company maintains a credit facility for up to $20 million with KeyBank NA. The interest rate under the facility fluctuates at 1% above the bank’s prime rate, amounting to 7.75% at September 30, 2005. The borrowing base for the facility is determined semiannually by the bank. At September 30, 2005 and December 31, 2004, both the borrowing base and total borrowings under the facility were $15,000,000, and the facility had a scheduled maturity date of July 31, 2006, resulting in its classification as short term debt at September 30, 2005. The Company expects to increase the borrowing base and extend the maturity date for the credit facility in the ordinary course.
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

     The terms of the Company’s convertible notes outstanding at September 30, 2005 and December 31, 2004 are summarized below. The table does not reflect the note conversions after September 30, 2005. See Note 16 – Subsequent Event.

				Shares Issuable at
	Principal Amount Outstanding at			September 30, 2005
	September 30,	December 31,	Conversion	upon
Title of Notes	2005	2004	Price	Conversion
10% Convertible Notes due May 1, 2007	$—	$560,500	$1.50	—
8% Convertible Notes due April 10, 2008	705,925	745,925	1.90	371,539
8% Convertible Notes due May 1, 2008	166,250	188,750	2.25	73,888
7% Convertible Notes due September 5, 2008	1,077,202	1,077,202	4.50	239,378
7% Convertible Notes due October 4, 2009	—	6,100,000	6.00	—
7% Convertible Notes due March 31, 2010	5,585,350	1,831,304	6.00	930,891

Total	$7,534,727	$10,503,681		1,615,696

     (c) Acquisition Debt. The Company issued a note in the principal amount of $854,818 to finance its 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property and related buildings and equipment. Although the purchase agreement for the acquisition provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The acquisition debt is recorded at its remaining face value of $372,818 at September 30, 2005 and $390,818 at December 31, 2004.
     (d) Miscellaneous Debt. The following table summarizes the terms of the Company’s other debt obligations outstanding at September 30, 2005 and December 31, 2004.

	Principal Amount Outstanding at
	September 30,	December 31,
Terms of Debt	2005	2004

Notes issued to finance equipment and vehicles, payable monthly in various amounts through 2005, with interest ranging from 8.68% to 9.5% per annum, collateralized by the acquired equipment and vehicles	$—	$4,451
Loan payable to unaffiliated company, bearing interest at 10% per annum payable quarterly, collateralized by assets of subsidiary guarantor	—	64,779
Note payable to unaffiliated individual, payable in 60 installments of $1,370, together with interest at 8% per annum, through 2005	—	4,964
Loans payable to various banks, payable monthly in various amounts, together with interest at rates ranging from 4% to 9.75% per annum, through 2005, collateralized by receivables and various vehicles	3,692	23,052

Total	$3,692	$97,246

     (e) Maturities of Long Term Debt. The following table summarizes the Company’s total long term debt at September 30, 2005 and December 31, 2004 and the principal payments due through 2010 and thereafter.

	Principal Amount Outstanding at
	September 30,	December 31,
	2005	2004

Total long term debt (including current portion)	$22,911,237	$25,991,745
Less current portion(1)	15,027,692	121,247

Total long term debt	$7,883,545	$25,870,498

Maturities of Debt

Balance of 2005	$9,692
2006	15,024,000	(1)
2007	24,000
2008	1,973,377	(2)
2009	24,000
2010 and thereafter	5,856,168	(2)

(1)	Primarily reflects borrowings under the Company’s revolving credit facility, based on the July 2006 maturity date in effect on September 30, 2005.

(2)	Primarily reflects long term debt under the Company’s convertible notes outstanding at September 30, 2005, some of which were converted after that date. See Note 16 — Subsequent Event.
Note 10. Capital Stock
     (a) Preferred and Common Shares. The Company has 5,000,000 authorized shares of preferred stock, none of which were outstanding at September 30, 2005 or December 31, 2004.

	Number of
Common Shares Issued	Shares	Amount

Balance, December 31, 2003	10,676,030	$36,244,623
Issued for cash	2,557,665	12,200,886
Issued to employees as incentive bonus	157,250	674,905
Issued upon exercise of stock options and warrants	1,520,936	3,507,493
Issued upon conversion of convertible notes	560,601	1,688,590
Issued for settlement of accounts payable	46,352	181,520
Issued for contract settlement	86,374	431,870

Balance, December 31, 2004	15,605,208	54,929,887
Issued to employees as incentive bonus	154,415	900,856
Issued upon exercise of stock options and warrants	1,296,207	6,034,431
Issued upon conversion of convertible notes	1,823,816	8,340,591
Issued for contract settlement	15,000	90,300

Balance, September 30, 2005	18,894,646	$70,296,065

Paid In Capital — Options and Warrants	Amount

Balance, December 31, 2003	$1,140,321
Issued	676,433
Exercised	(20,250)

Balance, December 31, 2004	1,796,504
Issued	511,135
Exercised	(212,064)

Balance, September 30, 2005	$2,095,575

	Number of
Common Shares to be Issued	Shares	Amount

Balance, December 31, 2003	1,403,335	$5,917,958
Issued in contract settlement(1)	(86,374)	(431,870)
Contract settlement in cash in lieu of common shares	(3,556)	(17,780)
Issued in financing transaction(2)	(1,303,335)	(5,417,958)

Balance, December 31, 2004	10,070	50,350
Contract settlement in cash in lieu of common shares	(885)	(4,425)

Balance at September 30, 2005	9,185	$45,925

(1)	Reflects shares issuable in a contract settlement, of which 3,335 shares were settled in cash during 2004 and 10,070 shares remained unissued at September 30, 2005 and December 31, 2004.

(2)	Reflects shares subscribed at the end of 2003 in an institutional private placement, part of the proceeds from which were received in January 2004, resulting in the classification of all the shares subscribed in the financing as common shares to be issued at December 31, 2003.
     (b) Stock Options and Awards. The Company maintains three stock plans for the benefit of its directors, officers, employees and, in the case of the second and third plans, its consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant. The third plan, adopted in 2003, provides for the grant of stock awards and stock options for an aggregate of up to 4,000,000 common shares. Option grants under all the plans must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. Stock awards under the third plan may be subject to vesting conditions and trading restrictions specified at the time of grant. During 2004 and the first nine months of 2005, stock awards were made under the third plan for a total of 166,489 shares and 834,415 shares, respectively.
     At September 30, 2005, the exercise prices of options outstanding under the Company’s stock option plans ranged from $1.02 to $7.04 per share, and their weighted average remaining contractual life was 4.13 years. The following table reflects transactions involving the Company’s stock options during 2004 and the first nine months of 2005.

			Weighted Average
Stock Options	Issued	Exercisable	Exercise Price

Balance, December 31, 2003	1,119,331	1,119,331	1.10

Issued(1)	2,015,000		4.05
Exercised	(311,480)		1.00
Expired	(437,851)		1.23

Balance, December 31, 2004	2,385,000	370,000	3.58

Issued(2)	860,000		6.71
Exercised	(260,000)		1.43

Balance, September 30, 2005	2,985,000	596,250	$4.67

(1)	Granted to employees and directors under stock option plans at exercise prices ranging from $4.03 to $4.09 per share and vesting in increments from February 25, 2005 through February 25, 2009.

(2)	Granted to employees and directors under stock option plans at exercise prices ranging from $6.02 to $7.04 per share and vesting in increments from July 1, 2006 through February 25, 2009.
     In accounting for stock options, the Company follows the retroactive method under CICA Handbook Section 3870. For fiscal years beginning after December 15, 2003, the statement requires the fair value method of accounting for stock options, consistent with the recognition and measurement provisions of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.” Under the fair value method, employee stock options are valued at grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. For the periods presented in the condensed consolidated financial statements, the fair value estimates for each option grant assumed a risk free interest rate ranging from 4.5% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from six months to five years based on the option’s vesting provisions. For the nine months ended September 30, 2005 and 2004, this resulted in non-cash charges for options and warrants of $511,135 and $212,855, respectively.
     (c) Common Stock Purchase Warrants. The Company has issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at September 30, 2005 ranged from $1.75 to $6.00 per share, and their weighted average remaining contractual life was 2.28 years. The following table reflects transactions involving the Company’s common stock purchase warrants during 2004 and the first nine months of 2005.

			Weighted Average
Common Stock Purchase Warrants	Issued	Exercisable	Exercise Price

Balance, December 31, 2003	3,333,523	3,333,523	$3.43

Issued in financing transactions	967,050		6.09
Issued for consulting services	20,000		4.03
Exercised	(1,209,456)		2.63
Expired	(689,062)		3.06

Balance, December 31 2004	2,422,055	2,422,055	4.96

Exercised	(1,036,207)		5.26

Balance, September 30, 2005	1,385,848	1,385,848	$4.74

Note 11. Income Per Share
     The Company follows CICA Handbook Section 3500, “Earnings per Share,” using the “treasury stock” method for stock options and warrants and the “if converted” method for convertible instruments in computing both basic and diluted earnings per share (“EPS”). For the nine months ended September 30, 2004, the assumed exercise of outstanding stock options and warrants and the assumed conversion of outstanding convertible notes would be have a dilutive effect on EPS because their exercise or conversion prices were below the average market price of the common stock during the period. For the three months and nine months ended September 30, 2005 and the three months ended September 30, 2004, the assumed exercise of outstanding stock options and warrants would be dilutive for the same reason, but the assumed conversion of outstanding convertible notes would be anti-dilutive because interest per share on the common shares issuable on conversion of the notes exceeded EPS for those periods. The following table sets forth the computation of dilutive EPS for the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Diluted EPS	2005	2004	2005	2004
Numerator:
Net income as reported for basic EPS	$187,197	$17,068	$388,611	$992,692
Adjustments to income for diluted EPS	—	—	—	56,520

Net income for diluted EPS	$187,197	$17,068	$388,611	$1,049,212

Denominator:
Weighted average shares for basic EPS	17,583,061	14,725,187	16,432,965	13,555,811
Effect of dilutive securities:
Stock options	1,281,751	642,795	899,062	952,136
Warrants	732,324	509,820	390,003	806,119
Convertible notes	—	—	—	793,088

Adjusted weighted average shares and assumed conversions for dilutive EPS	19,597,136	15,877,802	17,722,030	16,107,154

Diluted EPS	$0.01	$0.00	$0.02	$0.07

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

Reporting Period	Drilling Contract Revenue

Three months ended September 30, 2005	$10,581,000
Three months ended September 30, 2004	6,561,100
Nine months ended September 30, 2005	34,897,000
Nine months ended September 30, 2004	27,927,475
Note 13. Segment Information
     The Company has two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information for the Company’s business segments.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue, net:
Oil and gas development	$15,083,448	$8,358,071	$46,529,413	$32,251,122
Corporate	—	—	—	—

Total	15,083,448	8,358,071	46,529,413	32,251,122

DD&A:
Oil and gas development	916,266	295,479	2,781,808	741,629
Corporate	75,012	29,467	257,558	91,921

Total	991,278	324,946	3,039,366	833,550

Interest expense:
Oil and gas development	160,889	34,674	686,180	102,477
Corporate	199,716	52,876	738,179	181,776

Total	360,605	87,550	1,424,359	284,253

Net income (loss):
Oil and gas development	637,485	184,791	1,793,411	1,662,086
Corporate	(450,288)	(167,723)	(1,404,800)	(669,394)

Total	187,197	17,068	388,611	992,692

Capital expenditures:
Oil and gas development	7,809,166	11,196,473	22,259,947	20,063,642
Corporate	42,207	45,091	224,483	119,168

Total	$7,851,373	$11,241,564	$22,484,430	$20,182,810

	September 30,	December 31,
Identifiable assets:	2005	2004

Oil and gas development	$113,636,029	$82,380,938
Corporate	5,312,210	6,746,005

Total	$118,948,239	$89,126,943

Note 14. United States and Canadian Accounting Principles
     (a) Differences Reflected in Condensed Consolidated Financial Statements. The Company follows accounting principles generally accepted in Canada (“Canadian GAAP”), which are different in some respects than accounting principles generally accepted in the United States of America (“U.S. GAAP”). None of these differences would have any effects on the Company’s financial position, results of operations or cash flows, as reported under Canadian GAAP at and for the three months and nine months ended September 30, 2005 or 2004.
     (b) Recent Accounting Pronouncements — Canadian GAAP. Recent accounting pronouncements affecting the Company’s financial reporting under Canadian GAAP are summarized below.
          (i) Financial Instruments. In January 2005, the CICA issued Section 3855, “Financial Instruments — Recognition and Measurement.” This Section prescribes when a financial asset, financial liability or non-financial derivative is to be recognized on the balance sheet and at what amount, proscribing fair value or cost-based measures under different circumstances. It also specifies how financial instrument gains and losses are to be presented. It applies to interim and annual financial statements for fiscal periods beginning after October 31, 2006. The Company plans to adopt this Section on January 1, 2007. Transitional provisions for this Section are complex and vary based on the type of financial instruments under consideration. The effect on the Company’s consolidated financial statements is not expected to be material.
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
     (c) Recent Accounting Pronouncements — U.S. GAAP. Recent accounting pronouncements affecting the Company’s financial reporting under U.S. GAAP are summarized below.
          (i) SFAS No. 123R. SFAS No. 123R, “Share Based Payment,” was issued in December 2004 to require recognition of compensation expense for the fair value of stock options and other equity-based compensation at the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” clarifying the interaction between SFAS No. 123R and certain SEC reporting requirements. The Company adopted these requirements on January 1, 2004 in accordance with CICA Handbook Section 3870. See Note 10 — Capital Stock.

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
          (iv) EITF No. 04-10. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus is effective for fiscal years ending after September 15, 2005 and will not affect the current presentation of the Company’s reportable operating segments.
          (v) EITF No. 05-2. In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument, in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The consensus is to be applied prospectively for new instruments entered into or existing instruments modified in periods beginning after June 29, 2005. The Company has several series of convertible notes outstanding that were considered conventional convertible debt at issuance. This EITF Issue does not currently impact these notes. If the Company were to modify these notes, an evaluation of the terms of the instruments would be required after the modification to determine if they would remain conventional convertible debt instruments.
          (vi) FERC Pronouncement. In June 2005, the Federal Energy Regulatory Commission issued an order, “Accounting for Pipeline Assessment Cost,” to be effective January 1, 2006. The order requires companies to expense certain assessment costs, even if they were historically capitalized. The Company is assessing the financial impact of the order and anticipate receiving updates throughout the remainder of 2005. The Interstate Natural Gas Association of America, an industry trade association, has filed for rehearing of this order.
Note 15. Commitments
     The Company has contractual obligations to make payments at specified times and amounts under leases for office facilities and field equipment and instruments governing its other commercial commitments. The following table lists the Company’s minimum annual obligations as of September 30, 2005 under non-cancelable operating leases and other commercial commitments.

	Commercial Commitments
	Operating	Other
Year	Leases	Commitments		Total

Balance of 2005	$138,841	$240,000	(1)	$378,841
2006	547,048	—		547,048
2007	547,732	—		547,732
2008	287,809	100,000	(2)	387,809
2009	195,000	2,045,000	(2)	2,240,000
2010 and thereafter	97,500	—		97,500

Total	$1,813,930	$2,385,000		$4,198,930

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a North Carolina limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.
Note 16. Subsequent Event
     During the period from October 1 through November 11, 2005, holders of the Company’s convertible notes of several series elected to convert an aggregate of $1,892,202 principal amount of the notes at conversion prices ranging from $4.50 to $6.00 per share.

NGAS Resources, Inc.
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     NGAS Resources, Inc. (the “Company”) is an independent energy company focused on natural gas development and production in the southern portion of the Appalachian Basin. We specialize in generating our own geological prospects in this region, where we have established expertise and recognition. We develop our prospects through our operating subsidiary, Daugherty Petroleum, Inc. (“DPI”), and its interests in sponsored drilling partnerships (“Drilling Programs”). Directly and through its subsidiaries, DPI also constructs and maintains gas gathering systems for our wells, operates natural gas distribution facilities for two communities in Kentucky, operates a gas gathering system connecting major natural gas supply basins, coordinates our private placement financings and owns inactive gold and silver prospects in Alaska. Our principal and administrative offices are located at 120 Prosperous Place, Suite 201, Lexington, Kentucky 40509. Our common stock is traded on the Nasdaq SmallCap Market under the symbol “NGAS,” and we maintain a website with information about us at www.ngas.com.
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
•	Acceleration of Drilling Operations. Development drilling is our mainstay for production and reserve growth. To help finance our drilling initiatives, we sponsor and manage Drilling Programs for private investors, contributing between 25% to 66.67% of total program capital and maintaining a proportionate working interest in program wells. Since 2000, we drilled 435 gross (130.5431 net) gas wells through our Drilling Programs. This includes 118 gross (33.6953 net) wells in the first nine months of 2005 and 155 gross (49.7149 net) wells during 2004. We sponsored Drilling Programs for 150 new wells in the first nine months of 2005, including two exploratory wells, retaining initial working interests in program wells ranging from 30.7% to 40.6%.

•	Acquisition of Additional Drilling Prospects. We focus on expanding our substantial inventory of drilling prospects that meet our criteria for building predictable, long-lived reserves. Over the last several years, we acquired oil and gas drilling rights covering approximately 100,000 acres on the southwestern edge of the Big Sandy Gas Field in eastern Kentucky (the “Leatherwood Field”), as well as leases for 26,500 acres on the north side of the Pine Mountain Fault System near the Leatherwood Field (the “Straight Creek Field”). Our property acquisitions in 2004 also expanded our inventory of development prospects, primarily on acreage positions we acquired from Stone Mountain Energy Company (“SME”) during October 2004 in the Martin’s Fork and Amvest Fields, which span portions of Harlan County, Kentucky and Lee County, Virginia. We plan to continue capitalizing on opportunities to acquire large tracts with significant unproved gas development potential as well as established infrastructure, further expanding our inventory of drilling prospects and our stake in Appalachian Basin gas reserves and production.

•	Disciplined Approach to Drilling. As of September 30, 2005, we had interests in a total of 726 wells, primarily in the Appalachian Basin. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, usually encountering as many as five distinct and predictable natural gas pay zones. This disciplined approach focused on repeatable prospects helps reduce drilling risks, as reflected in our success rate. Historically, over 99% of our wells have been completed as producers. We complete and produce our wells from multiple pay zones whenever possible, eliminating the costs and complexities of deferred completions with behind-pipe gas. While our wells typically produce at modest initial volumes and pressures, they also demonstrate low annual decline rates and are expected to produce for 25 years or more.

•	Extension of Gas Gathering Systems. We construct and operate gas gathering facilities to connect our wells to interstate pipelines with access to major natural gas markets. As of September 30, 2005, our gas gathering facilities aggregated approximately 280 miles. In addition to generating gas transmission and compression revenues, our 100% ownership of these systems gives us control over third-party access, providing competitive advantages in acquiring and developing nearby acreage. During the first nine months of 2005, we extended our gathering systems by 109 miles, including a 23-mile, eight-inch steel gathering line for connecting our wells in the Leatherwood Field. As of the date of this report, we have installed compressors, dehydration units and lateral lines for 47 wells in the Leatherwood Field, with an additional 54 Leatherwood wells awaiting connection. We expect to bring most of those wells on line during the next several months as our Leatherwood system is put in service.

•	Operation of Third-Party Gathering System. Gas production from the properties we acquired from SME in October 2004 is delivered through a 150-mile gathering system owned by Duke Energy and previously operated by SME in southeastern Kentucky, southwestern Virginia and northeastern Tennessee. The Stone Mountain system interconnects with Duke Energy’s East Tennessee natural gas pipeline at Rogersville, Tennessee, connecting major natural gas supply basins to growing markets in the eastern United States. Following the SME acquisition, we expanded our arrangements with Duke Energy to operate and maintain the Stone Mountain gas gathering system and to dedicate our SME production and part of our Straight Creek production for delivery through the system. Gas production from our Leatherwood Field can also move through the Stone Mountain system when our 23-mile gathering facilities are completed for that area. We expect the expansion of our throughput to major natural gas markets serviced by the Stone Mountain system to further consolidate our competitive position in the region.

•	Purchase of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our operating experience. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. During the second half of 2004, we completed three separate acquisitions of oil and gas interests covering a total of 89,737 acres in the Appalachian Basin, adding over 29.7 Bcf of gas equivalents to our estimated proved reserves at an acquisition price averaging $1.17 per Mcfe. We continuously evaluate acquisition opportunities for our own account and may begin sponsoring production programs with private investors to participate in these initiatives.
Regional Advantages
     Our proved reserves, both developed and undeveloped, are concentrated in the southern portion of the Appalachian Basin. This is one of the oldest and most prolific natural gas producing areas in the United States. Historically, wells in this part of the Appalachian Basin produce between 200 to 450 Mmcf of natural gas over a reserve life of up to 25 years. The natural gas production, known as sweet gas, is environmentally friendly because it is substantially free of sulfur compounds, carbon dioxide or other chemical impurities. In addition, most of our wells produce no water with the gas production. This helps us minimize production (lifting) costs. Appalachian gas also has the advantage of high energy (or Dth) content, ranging from 1.1 to 1.3 Dth per Mcf. Our gas sales contracts provide upward adjustments to index based pricing for throughput with an energy content above 1 Dth per Mcf, resulting in realization premiums over normal pipeline quality gas. Our proximity to major east coast markets generates further realization premiums above Henry Hub spot prices. These factors contribute to enhanced cash flows and long term returns on our Appalachian properties.

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
     In addition to managing program operations, we invest in each Drilling Program on substantially the same terms as unaffiliated investors. We contribute capital to each Drilling Program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach “payout,” which ranges from 100% to 110% of partners’ investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. During 2005, we increased our contributions to our first two development Drilling Programs from 25% to 30% of total program capital, and we have a 40% stake in a specialized Drilling Program for 18 development wells and two exploratory wells on our acquired SME properties. We also maintain a 1% interest as general partner of those programs. We bear all selling costs for Drilling Program financings and all direct overhead and administrative costs for program operations. The return on our investment is limited to our share of program distributions and any profits we realize under our turnkey drilling contracts, net of our proportionate share of those profits. We also receive customary fees for well operating and gas gathering, dehydration and compression services.
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
•	Depending on the level of outside capital invested in our Drilling Programs, we control a drilling budget up to four times greater than we could support on our own. This helps us compete for attractive properties by increasing our drilling commitments. It also expands our buying power for drilling services and materials, contributing to lower overall development costs.

•	Aggregating our capital with private investors in our Drilling Programs enables us to maintain a larger and more capable staff than we could otherwise support if we were operating solely for our own account.

•	Accelerating the pace of development activities through our Drilling Programs expands the production capacity we can make available to gas purchasers, contributing to higher and more stable sales prices for our production.

•	By conducting drilling operations on our undeveloped prospects through smaller, specialized Drilling Programs and retaining up to 67% of the working interests, we expand our inventory of developmental locations with lower risk profiles for larger, subsequent Drilling Programs, while adding to our proved reserves, both developed and undeveloped.

•	Our Drilling Program strategy substantially increases the number of wells we could drill solely for our own account, diversifying the risks inherent in drilling operations.
     Drilling Program Financings. In the first nine months of 2005, we completed private placements of interests in two development Drilling Programs, with contributed capital aggregating $31,850,000 from outside investors. We have a 30.7% interest in the programs, which have entered into turnkey drilling contracts for a total of 130 development wells. In the second quarter, we also raised $5,400,000 from outside investors and contributed 40% of total capital for a specialized Drilling Program that will drill 18 development wells and two exploratory wells on our acquired SME properties. We are currently sponsoring another specialized Drilling Program for up to 30 exploratory wells to test the New Albany Shale formation, through both vertical and horizontal drilling, on recently acquired acreage in the Illinois Basis of western Kentucky.

     The leases and farmouts for drilling prospects on some of our acreage in the Appalachian Basin, primarily the Leatherwood Field, are subject to third-party participation rights for up to 50% of the working interests in new wells drilled on the covered acreage. As of September 30, 2005, participation rights were exercised for an aggregate of 66 wells. Exercise of those rights for some of the development wells included in our 2005 Drilling Programs has reduced the programs’ working interest in those wells by the amount of the third-party participants’ working interests. This increases the total number of gross wells to be drilled by these Drilling Programs, but does not affect their net well position. To maintain our net well position, we may increase our initial ownership interest in new Drilling Programs operating in the Appalachian Basin.
     Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during 2004 and the first nine months of 2005. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our Drilling Programs, without giving effect to any reversionary interest we may subsequently earn in those programs. Productive wells listed below include wells that were drilled and successfully tested in at least one primary pay zone but were awaiting construction of gathering systems prior to completion at the end of the reported periods.

	Development Wells			Exploratory Wells
	Productive		Dry	Productive		Dry
	Gross	Net	Gross	Gross	Net	Gross

Nine months ended September 30, 2005	116	32.8833	—	2	0.8120	—
Year ended December 31, 2004	140	39.7149	—	15	10.0000	—
Results of Operations — Three Months Ended September 30, 2005 and 2004
     Revenues. Total revenues for the quarter ended September 30, 2005 were $15,083,448, an increase of 80% from $8,358,071 in the same quarter last year. Our revenue mix for the third quarter of 2005 was 70% contract drilling, 28% oil and gas production and 2% natural gas transmission and compression. For the third quarter of 2004, our total revenues were derived 79% from contract drilling, 17% from oil and gas production and 4% from natural gas transmission and compression activities.
     Contract drilling revenues were $10,581,000 for the third quarter of 2005, up 61% from $6,561,100 in the third quarter of 2004. This reflects both the size and the timing of Drilling Program financings, from which we derive most of our contract drilling revenues. Upon the closing of Drilling Program financings, DPI receives the proceeds from these financings as customers’ drilling deposits under turnkey drilling contracts with the programs. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Drilling operations for two of our new Drilling Programs were ongoing during the third quarter of 2005, when we drilled 34 gross (9.7203 net) natural gas wells.
     Production revenues for the three months ended September 30, 2005 were $4,199,754, an increase of 189% from $1,452,338 in the third quarter of 2004. This reflects an increase of 114% in our production volumes to 480.3 Mmcfe in the third quarter of 2005 from 224.6 Mmcfe in the same quarter last year. Our growth in production volumes resulted from new wells brought on line since September 30, 2004 and wells added from property acquisitions in August and October 2004. The growth in production revenues also reflects a 35% increase in our average sales price of natural gas (before certain transportation charges) to $8.82 per Mcf in the third quarter of 2005 from $6.54 per Mcf in same quarter last year, reflecting continued strength in natural gas prices. Principal purchasers of our natural gas production are gas marketers and customers with transmission facilities near our producing properties. During the third quarter of 2005, approximately 35% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
     Gas transmission and compression revenues were $302,694 during the third quarter of 2005, down 12% from $344,633 in the third quarter of 2004. During the third quarter of 2005, we extended our natural gas gathering systems for new wells by approximately 33 miles. Our gas transmission and compression revenues for the third quarter of 2005 also reflect a contribution of $24,605 from gas utility sales, compared to $36,818 in the same quarter last year.

     Expenses. Total direct expenses increased by 68% to $9,806,103 for the three months ended September 30, 2005, compared to $5,847,560 for the third quarter of 2004. Our direct expense mix for the current reported quarter was 85% contract drilling, 12% oil and gas production and 3% natural gas transmission and compression. For the third quarter of 2004, our total direct expenses were incurred 88% in contract drilling, 9% in oil and gas production and 3% in natural gas transmission and compression.
     Contract drilling expenses of $8,361,324 during the third quarter of 2005 increased 62% from $5,157,915 in the year-earlier quarter. This primarily reflects the substantial level and complexity of recent drilling activities under our turnkey drilling contracts with sponsored Drilling Programs. We are entitled to any surplus if the contract price exceeds our costs, and are responsible for any drilling and completion costs exceeding the contract price. See “Drilling Operations” above. As a percentage of contract drilling revenues, these expenses remained constant at 79% in the current reported and year-earlier quarters.
     Production expenses were $1,192,036 in the third quarter of 2005, compared to $517,113 in the same quarter last year, reflecting our substantial growth in production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. As a percentage of oil and gas production revenues, production expenses decreased to 28% in the third quarter of 2005.
     Gas transmission and compression expenses in the third quarter of 2005 were $252,743, compared to $172,532 in the same quarter last year. Gas transmission and compression expenses do not reflect capitalized costs of $3,641,991 in the third quarter of 2005 for extensions of our gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
     Selling, general and administrative (“SG&A”) expenses were $3,000,577 in the third quarter of 2005, an increase of 58% from $1,901,190 in the same quarter last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs. The higher SG&A expenses also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses. As a percentage of total revenues, SG&A expenses decreased to 20% in the current reported quarter from 23% in the third quarter of 2004.
     Beginning in 2004, we adopted the fair value method of accounting for employee stock options. Under this method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. In addition to an accrual of $124,777 for deferred compensation cost, we recognized a non-cash charge of $237,513 in the third quarter of 2005 from fair value accounting for employee stock options, compared to $104,373 in the same quarter last year.
     Depreciation, depletion and amortization (“DD&A”) was $991,278 in the third quarter of 2005, compared to $324,946 in the same quarter of 2004. The increase in DD&A reflects additions of $42.8 million to oil and gas properties and $12.2 million to gas gathering systems and well equipment since September 30, 2004.
     Interest expense for the third quarter of 2005 was $360,605, compared to $87,550 in the third quarter of 2004. This reflects higher total debt to support our SME acquisition in October 2004, when we added $14.7 million of bank debt and $6.1 million of convertible debt, together with our most recent convertible note financing of $8.0 million to support ongoing drilling and gas gathering initiatives. See “Liquidity and Capital Resources” below.
     We recognized income tax expense of $385,318 in the third quarter of 2005, of which $263,513 was recorded as a future tax liability. This primarily reflects a 15% allocation of intangible drilling costs from recent development Drilling Programs, which reduces our cash outlays that would otherwise be required for current income taxes.
     Net Income and EPS. We realized net income of $187,197 for the three months ended September 30, 2005, compared to $17,068 in the third quarter of 2004, reflecting the foregoing factors. Basic earnings per share (“EPS”) were $0.01 based on 17,583,061 weighted average common shares outstanding in the third quarter of 2005, compared to $0.00 per share based on 14,725,187 weighted average common shares outstanding in the same quarter last year.

Results of Operations — Nine months Ended September 30, 2005 and 2004
     Revenues. Total revenues for the nine months ended September 30, 2005 were $46,529,413, an increase of 44% from $32,251,122 in the same period last year. Our revenue mix for the first nine months of 2005 was 75% contract drilling, 23% oil and gas production and 2% natural gas transmission and compression. For the first nine months of 2004, our total revenues were derived 87% from contract drilling, 10% from oil and gas production and 3% from natural gas transmission and compression activities.
     Contract drilling revenues were $34,897,000 for the first nine months of 2005, up 25% from $27,927,475 in the year-earlier period. This reflects both the size and the timing of Drilling Program financings, from which we derive most of our contract drilling revenues. Drilling operations for three of our Drilling Programs were ongoing at various stages during the first nine months of 2005, when we drilled 118 gross (33.6953 net) natural gas wells.
     Production revenues for the nine months ended September 30, 2005 were $10,583,245, an increase of 228% from $3,230,351 in the year-earlier period. This reflects an increase of 138% in our production volumes to 1,314.2 Mmcfe in the first nine months of 2005 from 551.0 Mmcfe in the same period last year. Our growth in production volumes resulted from new wells brought on line since September 30, 2004 and wells added from property acquisitions in the second half of 2004. The growth in production revenues also reflects a 35% increase in our average sales price of natural gas (before certain transportation charges) to $8.05 per Mcf in the first nine months of 2005 from $5.94 per Mcf in same period last year. During the current reported period, approximately 35% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
     Gas transmission and compression revenues were $1,049,168 during the first nine months of 2005, compared to $1,093,296 in the year-earlier period. This reflects continued reliance by sponsored Drilling Programs on our gathering systems. During the first nine months of 2005, we extended our natural gas gathering systems for new wells by approximately 109 miles. Our gas transmission and compression revenues for the current period also reflect a contribution of $210,770 from gas utility sales, compared to $220,787 in the prior period.
     Expenses. Total direct expenses increased by 39% to $31,071,551 for the nine months ended September 30, 2005, compared to $22,373,428 for the year-earlier period. Our direct expense mix for the first nine months of 2005 was 88% contract drilling, 9% oil and gas production and 3% natural gas transmission and compression. For the first nine months of 2004, our total direct expenses were incurred 92% in contract drilling, 5% in oil and gas production and 3% in natural gas transmission and compression.
     Contract drilling expenses during the first nine months of 2005 were $27,349,389, or 78% of contract drilling revenues, compared to $20,499,504, or 73% of contract drilling revenues, in the same period last year. This primarily reflects the substantial level and complexity of recent drilling activities under our turnkey drilling contracts with sponsored Drilling Programs. It also reflects substantial costs for downhole problems on three program wells during the second quarter of 2005 and costs incurred throughout the current period to add lifting equipment and surface facilities for handling oil produced from a number of recently completed wells, primarily in our Straight Creek Field.
     Production expenses were $2,841,551 in the first nine months of 2005, compared to $1,187,200 in the same period last year, reflecting our substantial growth in production volumes. As a percentage of oil and gas production revenues, production expenses decreased to 27% in the current reported period from 37% in the year-earlier period.
     Gas transmission and compression expenses in the first nine months of 2005 were $880,611, compared to $686,724 in the same period last year. Gas transmission and compression expenses do not reflect capitalized costs of $9,173,707 in the first nine months of 2005 for extensions of our gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.

     SG&A expenses were $9,019,312 in the first nine months of 2005, an increase of 32% from $6,831,254 in the same period last year, primarily reflecting the timing and extent of our selling and promotional costs for sponsored Drilling Programs. The higher SG&A expenses for the current period also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses. As a percentage of total revenues, SG&A expenses decreased to 19% in the current reported period compared to 21% in the first nine months of 2004.
     For the first nine months of 2005, in addition to an accrual of $342,853 for deferred compensation cost, we recognized a non-cash charge of $511,135 from fair value accounting for employee stock options, compared to $212,855 in the same period last year.
     DD&A was $3,039,366 in the first nine months of 2005, compared to $833,550 in the same period of 2004. The increase in DD&A reflects substantial additions to our oil and gas properties and gas gathering systems since September 30, 2004.
     Interest expense for the first nine months of 2005 was $1,424,359, compared to $284,253 in the year-earlier period. This reflects higher total debt to support our SME acquisition in October 2004, when we added $14.7 million of bank debt and $6.1 million of convertible debt, together with our most recent convertible note financing of $8.0 million to support ongoing drilling and gas gathering initiatives. See “Liquidity and Capital Resources” below.
     We recognized income tax expense of $993,188 in the first nine months of 2005, of which $871,383 was recorded as a future tax liability. This primarily reflects a 15% allocation of intangible drilling costs from recent development Drilling Programs, which reduces our cash outlays that would otherwise be required for current income taxes.
     Net Income and EPS. We realized net income of $388,611 for the nine months ended September 30, 2005, compared to $992,692 in the first nine months of 2004, reflecting the foregoing factors. Basic EPS was $0.02 based on 16,432,965 weighted average common shares outstanding in the first nine months of 2005, compared to $0.07 based on 13,555,811 weighted average common shares outstanding in the same period last year.
     The results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year.
Liquidity and Capital Resources
     Liquidity. Net cash provided by our operating activities in the first nine months of 2005 was $16,431,855. Our cash position during the current reported period was decreased by the use of $22,389,356 in investing activities, reflecting net additions of $21,586,498 to our oil and gas properties. These investments were funded in part with net cash of $11,607,898 from financing activities, comprised primarily of proceeds from a convertible note financing received in the first quarter of 2005, as well as the exercise of outstanding warrants and options throughout the first three quarters of the year. See “Capital Resources” below. As a result of these activities, net cash increased to $17,499,769 at September 30, 2005 from $11,849,372 at December 31, 2004.
     As of September 30, 2005, we had a working capital deficit of $22,846,340. Most of the deficit reflects the classification of our credit facility borrowings of $15 million as short term debt based on its July 2006 maturity date in effect on the balance sheet date, which was subsequently extended along with an expansion of the facility during the fourth quarter of 2005. The balance of the deficit reflects wide fluctuations in our current assets and liabilities from the timing of customers’ deposits and expenditures under turnkey drilling contracts with our Drilling Programs. Since these fluctuations are normalized over relatively short time periods and our credit facility debt has been reclassified with the facility extension, we do not consider the working capital deficit at September 30, 2005 to be a reliable measure of our liquidity, and we do not expect the deficit to have an adverse effect on our financial condition or results of operations in future periods.

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
     We issued 1,254,330 shares of our common stock for a total of $7,332,450 in two institutional private placements during 2004. The proceeds from these equity financings and from convertible note financings described below have been allocated primarily to construction of gas gathering lines and our investments in sponsored Drilling Programs. See “Drilling Operations.”
     We issued convertible notes in the aggregate principal amounts of $6,168,696 in the first quarter of 2005 and $7,931,304 in 2004. The notes bear interest at 7% per annum and are convertible at the option of the holders into our common stock at $6.00 per share. A portion of these notes and prior series of convertible notes have been partially converted by the holders, reducing the principal amount of all our convertible notes outstanding at September 30, 2005 to $7,534,727. The prior series of notes bear interest at rates ranging from 7% to 10% per annum and are convertible at the option of the holders into our common stock at prices ranging from $1.90 to $6.00 per share. Notes of one prior series issued in September 2003 required the payment of interest in kind through September 30, 2004, resulting in the issuance of addition paid-in-kind notes aggregating $178,924.
     On July 11, 2005, we issued a notice of redemption to holders of our 10% convertible notes due May 1, 2007, of which $515,500 remained outstanding on the notice date. The notes were convertible into our common shares prior to redemption at a conversion price of $1.50 per share and were redeemable at 100% of their principal amount, plus accrued interest through the redemption date. All of the notes were converted by their holders prior to the redemption date. During the period from October 1 through November 11, 2005, additional notes of various other series in the aggregate principal amount of $1,892,202 were converted at the election of their holders. We may elect to call for redemption of one or more other series of our convertible notes that remain outstanding, depending on market conditions.
     In addition to our outstanding convertible notes, we maintain a credit facility with KeyBank NA. As of September 30, 2005, we had outstanding borrowings under the facility totaling $15 million. Borrowings under the facility bear interest payable monthly at 1% above the bank’s prime rate, amounting to 7.75% at September 30, 2005. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts. During the fourth quarter of 2004, the credit limit for the facility was increased from $10 million to $20 million, subject to semi-annual borrowing base determinations by the bank. In connection with our SME acquisition in October 2004, the borrowing base for the facility was established at $15 million, of which $14.7 million was applied to fund part of the $27 purchase price for the SME assets. See “Strategy — Purchase of Producing Properties.” As of September 30, 2005, the facility had a scheduled maturity date of July 31, 2006, resulting in its classification as short term debt. The Company expects to increase the borrowing base and extend the maturity date for the credit facility in the ordinary course.
     Our ability to repay our bank debt and any convertible notes that are not converted prior to maturity will be subject to our future performance and prospects as well as market and general economic conditions. We may be dependent on additional financings to repay our outstanding long term debt at maturity.
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
Contractual Obligations and Commercial Commitments
     We have contractual obligations to make payments at specified times and amounts under leases for office facilities and field equipment and instruments governing its long term debt and other commercial commitments. The following table lists our minimum annual obligations as of September 30, 2005 under non-cancelable operating leases, debt instruments and other commercial commitments.

	Operating	Long Term	Other
Year	Leases	Debt	Commitments		Total

Balance of 2005	$138,841	$9,692	$240,000	(1)	$388,533
2006	547,048	15,024,000	—		15,571,048
2007	547,732	24,000	—		571,732
2008	287,809	1,973,377	100,000	(2)	2,361,186
2009	195,000	24,000	2,045,000	(2)	2,264,000
2010 and thereafter	97,500	5,856,168	—		5,953,668

Total	$1,813,930	$22,911,237	$2,385,000		$27,110,167

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a North Carolina limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.
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
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2005. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Notice of Articles, certified on June 3, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.2	Alteration to Notice of Articles, certified on June 25, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.3	Articles dated June 25, 2004, as amended and restated for corporate transition under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

4.1	Form of 7% Convertible Promissory Note due September 5, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K [File No. 0-12185] dated September 10, 2003).

4.1	7% Convertible Promissory Note in the principal amount of $6,100,000 due October 4, 2009 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K [File No. 0-12185] dated October 4, 2004).

4.3	Note Purchase Agreement for 7% Convertible Promissory Notes in the principal amount of $8,000,000 due March 31, 2010 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-3 (File No. 333-125053) filed May 19, 2005).

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10[a] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10[b] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.3	2003 Incentive Stock and Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.4	Form of Common Stock Purchase Warrant dated September 10, 2003 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K [File No. 0-12185] dated September 10, 2003).

10.5	Form of Common Stock Purchase Warrant dated December 31, 2003 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K [File No. 0-12185] dated January 2, 2003).

10.6	Form of Common Stock Purchase Warrant dated April 29, 2004 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K [File No. 0-12185] dated September 29, 2003).

10.7	Form of Common Stock Purchase Warrant dated October 4, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K [File No. 0-12185] dated October 4, 2004).

10.8	Form of Change of Control Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

Exhibit
Number	Description of Exhibit

10.9	Form of Indemnification Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.10	Form of Long Term Incentive Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

11.1	Computation of Earnings Per Share

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGAS RESOURCES, INC.

Date: November 14, 2005	By:	/s/ William S. Daugherty

William S. Daugherty
Chief Executive Officer
(Duly Authorized Officer)
(Principal Executive Officer)