Form 10-K/A
period 2005-12-31
NGAS Resources Inc
filed 2006-05-01
CIK 746834

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
Registrant’s telephone number, including area code: (859) 263-3948
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                        Yes☐ No☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                        Yes☐ No☑
     Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days.                                        Yes☑ No☐
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                        ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer (each as defined in Rule 12b-2) or a non-accelerated filer.

Large accelerated filer☐	Accelerated filer☑	Non-accelerated filer☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2).                                        Yes☐ No☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $97,563,180.
     As of March 7, 2006, there were 21,386,219 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

     NGAS Resources, Inc. (the “Company”) is an independent exploration and production company focused on natural gas basins in the eastern United States that support multiple, repeatable drilling, principally in the southern portion of the Appalachian basin. We are amending our annual report on Form 10-K for the year ended December 31, 2005 to add portions of Part III omitted from the report filed with the Securities and Exchange Commission on March 13, 2006 in lieu of incorporating that information by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC after the date of this amendment.
Part III
Item 10. Directors and Executive Officers
     The following table lists our directors executive officers, together with their ages as of the date of this report and their tenure with the Company.

			Officer or
			Director
Name	Age	Position	Since

William S. Daugherty	51	Chairman of the Board, President, Chief Executive Officer and a Director	1993
William G. Barr III	56	Vice President	2004
D. Michael Wallen	51	Vice President	1995
Michael P. Windisch	31	Chief Financial Officer	2002
James K. Klyman	51	Director	1992
Charles L. Cotterell	81	Director	1994
Thomas F. Miller	60	Director	2004
Business Experience
     William S. Daugherty, age 51, has served as the our President, Chief Executive Officer and member of our board of directors since September 1993, as well as our Chairman of the Board since 1995. He is also the Chairman of our operating subsidiary, Daugherty Petroleum, Inc. (“DPI”), having served as its President from 1984 until September 2005. Mr. Daugherty currently serves as the Governor of Kentucky’s Official Representative to the Interstate Oil and Gas Compact Commission and as a member of the Board of Directors of the Independent Petroleum Association of America. He is a past president of the Kentucky Oil and Gas Association (“KOGA”) and the Kentucky Independent Petroleum Producers Association. Mr. Daugherty holds a B.S. Degree from Berea College, Berea, Kentucky.
     William G. Barr III has served as a Vice President of the Company since 2004 and as a Vice President of our operating subsidiary, DPI, between 1993 and September 2005, when he was appointed as Chief Executive Officer of DPI. Mr. Barr has more than 30 years’ experience in the corporate and legal sectors of the oil and gas industry, having served in senior management positions in oil and gas exploration and production companies and as an attorney with a significant natural resource law practice. Mr. Barr currently serves as Governing Member Trustee for the Energy & Mineral Law Foundation. He also serves as President—Elect of the Kentucky Oil and Gas Association. and as a member of its Board of Directors and Chairman of its Legislative Committee, as well as Vice Chairman of the Kentucky Gas Pipeline Authority. Mr. Barr received his Juris Doctorate from the University of Kentucky.

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
     Michael P. Windisch joined the Company in September 2002 as Chief Financial Officer. Prior to that time, he was employed by PricewaterhouseCoopers LLP, participating for five years in the firms’ audit practice. Mr. Windisch is a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants. He holds a B.S. Degree from Miami University, Oxford, Ohio.
Independent Directors
     Our board has determined that three of its members, Charles L. Cotterell, James K. Klyman and Thomas F. Miller, meet the criteria for independence under Nasdaq Marketplace Rule 4200(A)(15). These independent directors comprise a majority of our board and each committee on which they serve.
Actions by the Board in 2005
     During 2005, our board of directors took action, either at meetings or by consent, on a total of 14 occasions. No director attended or participated in fewer than 75% of those meetings or actions by consent.
Nominating and Corporate Governance Committee
     The nominating and corporate governance committee of our board of directors is responsible for recommending nominees for election to the board by our shareholders and candidates to fill any vacancies on the board between annual meetings of shareholders. The committee is also responsible for developing corporate governance principles and overseeing the board’s self-evaluation process. The committee is comprised of Charles L. Cotterell and James K. Klyman. During 2005, the nominating committee held one meeting.
Audit Committee
     The audit committee of our board of directors oversees our internal controls and financial reporting process. During 2005, the audit committee held five meetings. The committee is comprised of Charles L. Cotterell, James K. Klyman and Thomas F. Miller. Mr. Miller serves as audit committee financial expect. The board has determined that Mr. Miller meets the financial expert criteria adopted by the SEC for financial accounting experience and expertise.
Compensation Committee
     The compensation committee of our board of directors is responsible for recommending compensation levels for officers of the Company. The committee is comprised of Charles L. Cotterell and James K. Klyman. During 2005, the compensation committee held six meetings.
Committee Charters
     Our board has adopted an audit committee charter and a nominating and corporate governance charter in accordance with Nasdaq listing standards. You may obtain a copy of these committee charters from us without charge. Printable versions are also available on our website. See “Where You Can Find More Information.”
Compensation of Directors
     No cash fees were paid to our directors during 2005. In lieu of cash fees, each of our outside directors participates in our Incentive Stock and Stock Option, which was approved by our shareholders at the 2004 annual meeting. See “Executive Compensation — Stock Awards and Options.” Under that plan, Messrs. Cotterell and Klyman received stock awards during 2005 for 3,000 shares with a market value of $21,120 on the date of issuance, and Mr. Miller received a stock award for 4,000 shares with a market value of $28,160 on that date. Each of our outside directors also received options during 2005 to purchase 10,000 common shares at an exercise price $7.04 per share. We also reimburse our outside directors for the expenses they incur in attending meetings of the board or its committees.
Compliance with Section 16(a) of the Exchange Act
     Based on a review of reporting forms filed with the SEC to disclose changes in beneficial ownership of our common stock, none of our directors or executive officers failed to file any required reports on a timely basis during 2005.
Code of Ethics
     Our board has adopted a written code of ethics that applies to our senior management in accordance with SEC regulations. A copy of our code of ethics is available from us without charge upon request. See “Where You Can Find More Information.”
Item 11. Executive Compensation
Summary Compensation Table
     The following table sets forth the total remuneration paid during the last three years to our executive officers who earned over $100,000 in any of those years. None of the named executive officers received perquisites with a value exceeding 10% of their salary and bonus during any of the last three years.
Summary Compensation Table

					Long Term Compensation
					Restricted	Securities (#)
Name and		Annual Compensation			Stock	Underlying
Principal Position	Year	Salary	Bonus	Other(1)	Awards(2)	Option/SARs(3)

William S. Daugherty	2005	$275,000	$275,000	$5,789	20,000	150,000
President and CEO	2004	258,175	$275,000	4,231	25,000	500,000
	2003	185,385	90,000	4,231	110,000	100,000

William G. Barr III	2005	225,000	275,000	3,534	20,000	150,000
Vice President	2004	180,960	275,000	2,582	25,000	500,000
	2003	111,385	90,000	2,582	50,000	100,000

D. Michael Wallen	2005	225,000	275,000	1,820	20,000	150,000
Vice President	2004	207,692	275,000	1,330	25,000	500,000
	2003	135,385	90,000	1,330	110,000	100,000

Michael P. Windisch	2005	110,000	100,000	—	14,000	100,000
Chief Financial Officer	2004	95,096	55,000	—	17,500	375,000
	2003	67,500	15,000	—	25,000	50,000

(1)	Represents assumed interest at a market rate of 6.5% per annum in 2005 and 4.75% per annum in 2004 and 2003 on unsecured, non-interest bearing loans. See “Certain Relationships and Related Transactions.”

(2)	Valued at (i) $7.04 per share for awards of 15,000 shares to Messrs. Daugherty, Barr and Wallen and 10,500 shares to Mr. Windisch on August 18, 2005, (ii) $4.18 per share for awards of 5,000 shares to Messrs. Daugherty, Barr and Wallen and 3,500 shares to Mr. Windisch on January 5, 2005, (iii) $4.48 per share for awards on December 20, 2004, (iv) $1.26 per share for awards of 60,000 shares to Messrs. Daugherty and Wallen on April 2, 2003 and (v) $1.02 per share for awards of 50,000 shares to Messrs. Daugherty, Barr and Wallen and 25,000 shares to Mr. Windisch on January 2, 2003.

(3)	Reflects grants on (i) on August 18, 2005, exercisable after two years at $7.04 per share, (ii) August 30, 2004, exercisable 50% after one year and 100% after two years at $4.09 per share, (iii) February 25, 2004, exercisable at $4.03 per share, of which 200,000 shares vest in February 2009 under certain conditions and the balance vest in one-third annual installments and (iv) January 2, 2003, exercisable at $1.02 per share. See “Management Agreements” below.

Stock Awards and Options
     We maintain three stock plans for the benefit of our directors, officers, employees and, in the case of the second and third plans, certain consultants and advisors. The first plan, adopted in 1997, provides for the grant of options to purchase up to 600,000 common shares at prevailing market prices, vesting over a period of up to five years and expiring no later than six years from the date of grant. The second plan, adopted in 2001, provides for the grant of options to purchase up to 3,000,000 common shares at prevailing market prices, expiring no later than ten years from the date of grant. The third plan, adopted in 2003, provides for the grant of stock awards and stock options for an aggregate of up to 4,000,000 common shares. Stock awards may be subject to vesting conditions and trading restrictions specified at the time of grant. Option grants must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant.
     The following tables provides information about stock options granted to our named executive officers during 2005 and their exercise of any stock options during the year.
Option/SAR Grants in Last Fiscal Year

	Individual Grants
	Number of	% of Total
	Securities	Options/SARs	Exercise
	Underlying	Granted to	or Base
	Options/SARs	Employees in	Price	Expiration
Name	Granted(1)	Fiscal Year	($/Sh)	Date

William S. Daugherty	150,000	18.1%	$7.04	08/18/10

William G. Barr III	150,000	18.1	7.04	08/18/10

D. Michael Wallen	150,000	18.1	7.04	08/18/10

Michael P. Windisch	100,000	12.0	7.04	08/18/10

(1)	Reflects options granted in August 2005 and vesting after two years from the grant date.
Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

			Number of	Value of
			Shares Underlying	Unexercised
			Unexercised	In-the-Money
			Options at	Options at
	Acquired		Year End (#)	Year End ($)
	upon	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable(1)

William S. Daugherty	—	—	212,500	$1,669,250
			537,500	3,016,250

William G. Barr III	100,000	$493,484	112,500	722,250
			537,500	3,016,250

D. Michael Wallen	100,000	420,503	112,500	722,250
			537,500	3,016,250

Michael P. Windisch	—	—	113,750	867,275
			406,250	2,320,375

(1)	Based on the closing price of $10.49 for our common stock as reported by Nasdaq on December 30, 2005.

Management Agreements
     General. During 2004, the Company entered into change of control agreements, long term incentive agreements and indemnification agreements with Messrs. Daugherty, Wallen, Barr and Windisch. The three types of agreement are summarized separately below.
     Change of Control Agreements. The change of control agreements entitle our named executive officers to severance benefits if their employment is terminated without cause or they resign for good reason following a change of control. For this purpose, a change of control is generally defined as the acquisition of 20% or more of our voting stock by any person or group, the sale or lease of all or substantially all our assets to any person other than a subsidiary or the reconstitution of our board of directors during any period of 12 consecutive months with individuals who were not directors at the beginning of that period or whose nomination was not approved by a majority of the directors in office at the beginning of that period. Cause is defined in the agreements as conviction of a felony of any nature or a misdemeanor involving embezzlement of corporate property. Good reason is generally defined as diminution of the officer’s authority, reduction of his compensation or failure to grant salary increases at least substantially comparable with our other senior executives. The severance benefits amount to four times the officer’s annual compensation, payable in a lump sum or installments at the officer’s election.
     Long Term Incentive Agreements. The long term incentive agreements entitle our named executive officers to incentive awards if they continue to serve as executive officers of the Company until February 25, 2009 or until their employment is terminated without cause or they resign for good reason following a change of control. For this purpose, a change of control, a termination without cause or a resignation for good reason have the same definitions used in their change of control agreements described above. The long term incentive awards amount to a cash bonus of one times the officer’s annual compensation, payable in a lump sum or installments at his election, and vesting of options issued to each officer under our 2001 stock option plan, covering 200,000 common shares at an exercise price of $4.03 per share, representing the closing price of our common stock on the date of the long term incentive agreements. See “Stock Options” above.
     Indemnification Agreements. The indemnification agreements entitle our named executive officers to advancement or reimbursement of their legal expenses, to the fullest extent permitted by law, if they are involved in litigation as a result of performing services for the Company or other enterprise at its request. The right to indemnification under the agreements is conditioned on the meeting a specified standard of care, generally requiring the officer to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
5% Beneficial Owners and Management Ownership
     We are not aware of any beneficial owners of 5% or more of our common shares as of the date of this report. The following table shows the amount of our common stock beneficially owned as of April 13, 2006 by each of our directors and named executive officers and by the directors and named executive officers as a group. Each of our directors and named executive officers listed below has an address c/o NGAS Resources, Inc., 120 Prosperous Place, Suite 201, Lexington, KY 40509.

	Common Stock
	Beneficially		Percentage
	Owned		of Class

William S. Daugherty	794,807	(1)	3.67%
William G. Barr III	232,356	(2)	1.08
D. Michael Wallen	300,807	(2)	1.40
Michael P. Windisch	175,000	(3)	0.81
Charles L. Cotterell	52,500	(4)	0.25
James K. Klyman	14,500	(4)	0.07
Thomas F. Miller	14,000	(5)	0.07
All named executive officers and directors as a group (7 persons)	1,583,970	(6)	7.17%

(1)	Includes 250,000 shares issuable upon the exercise of vested stock options.

(2)	Includes 150,000 shares issuable upon the exercise of vested stock options.

(3)	Includes 132,500 shares issuable upon the exercise of vested stock options.

(4)	Includes 10,000 shares issuable upon the exercise of vested stock options.

(5)	Includes 5,000 shares issuable upon the exercise of vested stock options.

(6)	Includes 707,500 shares issuable upon the exercise of vested stock options.
Security Holders
     As of April 13, 2006, there were 2,909 holders of record of our common stock. We estimate there were approximately 7,500 beneficial owners of our common stock as of that date.
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
Common Shares Issuable under Plans or Arrangements
     The following table shows the amount of our common stock issuable as of December 31, 2005 under our equity compensation plans. For purposes of this table, equity compensation plans are broadly defined to include stock award and option plans, individual compensation arrangements and obligations under warrants or options issued in financing transactions and property acquisitions.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available
	To Be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
Plan Category	and Rights	and Rights	reflected in column [a])

Equity Compensation Plans Approved by Shareholders(1)	2,985,000	$4.67	2,645,896

Equity Compensation Plans Not Approved by Shareholders(2)	1,314,383	10.46	—

Total	4,299,383	$6.44	2,645,896

(1)	We have three equity compensation plans approved by our shareholders. Two are stock option plans and the third is a stock award and stock option plan for the benefit of our directors, officers, employees and, in the case of the second and third plans, certain of our consultants and advisors. See “Executive Compensation — Stock Awards and Options.”

(2)	These arrangements consist of warrants outstanding at December 31, 2005 issued to institutional investors and investment bankers in our convertible note and equity financings, unaffiliated consultants in consideration for various services and counterparties in property acquisitions in consideration for their interests in those properties.
Item. 13. Certain Relationships and Related Transactions
     As of December 31, 2005, current and former directors, officers and employees were indebted to the Company in the aggregate amount of $190,316. The following table shows the amount of the indebtedness from our named executive officers.

	Involvement of	Largest Amount Amount	Outstanding at
Name and Principal Position	Issuer or Subsidiary	Outstanding in 2005(1)	at December 31, 2005(1)

William S. Daugherty	Lender	$157,262	$96,798
Chairman, President and CEO

William G. Barr III	Lender	117,024	54,365
Vice President

D. Michael Wallen	Lender	90,659	28,000
Vice President

(1)	Represents interest bearing and non-interest bearing loans for the purchase of interests in drilling programs sponsored by the Company.
Item 14. Principal Accounting Fees and Services
Prior Audit Fees and Services
     For each year from 1992 through 2005, our consolidated financial statements have been audited by Kraft, Berger, Grill, Schwartz, Cohen & March, LLP (“Kraft Berger”), a firm of chartered accountants based in Toronto, Ontario. The following table shows the fees we were billed for professional services rendered by Kraft Berger for each of the last two years. Kraft Berger did not provide any information technology or other products or services to us in the last two years, and we did not incur any fees for any of their products or services for those years except as listed below.

	Year Ended December 31,
	2005	2004

Audit fees(1)	$129,839	$59,681
Audit related fees(2)	—	—
Tax fees(3)	5,562	4,970

(1)	Reflects professional fees billed for the audit of our consolidated financial statements and review of our quarterly condensed consolidated financial statements, but does not include additional fees of $65,370 for 2005 and $56,800 for 2004 for audits of our United States operations by Hall, Kistler & Company LLP, a firm of certified public accountants headquartered in Canton, Ohio.

(2)	Reflects fees, if any, for assurance and consulting services related to the audit of our consolidated financial statements and reviews of our quarterly condensed consolidated financial statements.

(3)	Reflects tax compliance fees for the preparation of Canadian tax returns and consulting fees for tax planning services.
Audit Committee Pre-Approval Policies and Procedures
     The audit committee of our board of directors annually reviews and pre-approves the audit, review and permitted non-audit services to be provided during the next audit cycle by the Company’s independent auditor. As part of that process, the audit committee reviews and approves a budget for each of those services. The pre-approval covers the term of the annual audit cycle. If any additional services or increases in a pre-approved budget are proposed during the term of an audit cycle, they are subject to further review and pre-approval procedures by the audit committee. As part of its annual or interim pre-approval process for these services and fees, the audit committee requires confirmation from the independent auditor whether, in its view, the services are consistent with applicable auditor independence requirements.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, NGAS Resources, Inc. has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2006.
NGAS RESOURCES, INC.

By:	/s/ William S. Daugherty	By:	Michael P. Windisch

	William S. Daugherty, President and Chief Executive Officer (Principal executive officer)		Michael P. Windisch, Chief Financial Officer (Principal financial and accounting officer)
     In accordance with the Exchange Act, this amendment to the annual report has been signed as of the date set forth below by the following persons in their capacity as directors of the NGAS Resources, Inc.

Name	Date

William S. Daugherty
Charles L. Cotterell*
James K. Klyman*
Thomas F. Miller*

By:	/s/ William S. Daugherty	April 28, 2006

William S. Daugherty, Individually and *as attorney-in-fact