Form 10-Q
period 2006-03-31
NGAS Resources Inc
filed 2006-05-09
CIK 746834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006

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
     Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days. Yes  ☑  No  ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer (each as defined in Rule 12b-2) or a non-accelerated filer.
Large accelerated filer  ☐                     Accelerated filer  ☑                       Non-accelerated filer  ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2). Yes  ☐  No  ☑
Number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Title of Class	Outstanding at May 1, 2006
Common Stock	21,447,701

NGAS Resources, Inc.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets – March 31, 2006 (unaudited) and December 31, 2005	1

Condensed Consolidated Statement of Operations – Three months ended March 31, 2006 and 2005	2

Condensed Consolidated Statement of Cash Flows – Three months ended March 31, 2006 and 2005	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 6. Exhibits	21

Forward-Looking Statements
     Some matters discussed in this report are prospective and constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 that involve risks and uncertainties. Other than statements of historical fact, all statements that address our future activities, events, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. While we believe these forward-looking statements are based on reasonable assumptions, they involve known and unknown risks, uncertainties and other factors that may cause future results to differ materially from those discussed or implied in this report. Additional information about issues that could cause actual results to differ from our forward-looking statements is provided in our annual report on Form 10-K for the year ended December 31, 2005.

Additional Information
     We file annual, quarterly and other reports and information with the Securities Exchange Commission. Promptly after their filing, we provide access to these reports without charge on our website at www.ngas.com.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$9,124,216	$23,944,252
Accounts receivable	7,081,341	6,883,700
Prepaid expenses and other current assets	1,553,066	3,161,847
Loans to related parties	7,014	26,235

Total current assets	17,765,637	34,016,034

Bonds and deposits	433,695	432,695
Oil and gas properties	130,031,651	105,785,340
Property and equipment	3,109,281	2,934,169
Loans to related parties	262,957	264,377
Deferred financing costs	2,320,551	2,377,791
Other non-current assets	1,473,944	650,000
Goodwill	313,177	313,177

Total assets	$155,710,893	$146,773,583

LIABILITIES
Current liabilities:
Accounts payable	6,973,417	5,439,437
Accrued liabilities	8,593,310	5,788,554
Customers’ drilling deposits	7,799,375	23,627,975
Long term debt, current portion	24,000	24,000

Total current liabilities	23,390,102	34,879,966

Future income taxes	4,822,424	3,881,755
Long term debt	53,041,634	34,947,905
Deferred compensation	982,370	836,568

Total liabilities	82,236,530	74,546,194

SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized, 21,435,942 shares issued (2005 – 21,357,628)	82,830,277	82,371,189
21,100 shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	2,994,168	2,743,806
Contributed surplus	1,660,713	1,748,926
9,185 shares to be issued	45,925	45,925

	87,507,453	86,886,216
Accumulated deficit	(14,033,090)	(14,658,827)

Total shareholders’ equity	73,474,363	72,227,389

Total liabilities and shareholders’ equity	$155,710,893	$146,773,583

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
REVENUE
Contract drilling	$20,411,500	$16,677,000
Oil and gas production	6,204,184	2,875,788
Gas transmission and compression	703,571	457,458

Total revenue	27,319,255	20,010,246

DIRECT EXPENSES
Contract drilling	16,702,930	12,369,805
Oil and gas production	1,453,468	758,821
Gas transmission and compression	632,429	392,784

Total direct expenses	18,788,827	13,521,410

OTHER EXPENSES (INCOME)
Selling, general and administrative	4,474,392	3,506,825
Options, warrants and deferred compensation	428,747	252,608
Depreciation, depletion and amortization	1,537,912	1,046,555
Interest expense	600,383	508,753
Interest income	(118,360)	(37,740)
Other, net	40,948	(143,732)

Total other expenses	6,964,022	5,133,269

INCOME BEFORE INCOME TAXES	1,566,406	1,355,567

FUTURE INCOME TAX EXPENSE	940,669	618,501

NET INCOME	$625,737	$737,066

Basic	$0.03	$0.05

Diluted	$0.03	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	21,377,525	15,689,872

Diluted	23,177,078	17,463,618

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$625,737	$737,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Incentive bonus paid in common shares	291,032	217,026
Compensation from options and warrants	428,747	252,608
Depreciation, depletion and amortization	1,537,912	1,046,555
Gain on sale of assets	18,958	(12,568)
Future income taxes	940,669	618,501
Changes in assets and liabilities:
Accounts receivable	(197,641)	(525,235)
Prepaid expenses and other current assets	1,608,781	2,980
Accounts payable	1,533,980	1,258,444
Accrued liabilities	2,804,756	2,367,518
Customers’ drilling deposits	(15,828,600)	(974,401)
Other non-current assets	(823,944)	—

Net cash provided by (used in) operating activities	(7,059,613)	4,988,494

INVESTING ACTIVITIES
Proceeds from sale of assets	—	273,600
Purchase of property and equipment	(324,742)	(45,102)
Increase in bonds and deposits	(1,000)	(85,395)
Additions to oil and gas properties, net	(25,521,311)	(7,252,420)

Net cash used in investing activities	(25,847,053)	(7,109,317)

FINANCING ACTIVITIES

Decrease in loans to related parties	20,641	93,823
Proceeds from issuance of common shares	168,056	1,248,776
Payments of deferred financing costs	(75,000)	(451,496)
Proceeds from issuance of long term debt	17,978,933	6,168,696
Payments of long term debt	(6,000)	(85,329)

Net cash provided by financing activities	18,086,630	6,974,470

Change in cash	(14,820,036)	4,853,647
Cash, beginning of period	23,944,252	11,849,372

Cash, end of period	$9,124,216	$16,703,019

SUPPLEMENTAL DISCLOSURE
Interest paid	$666,000	$524,964
Income taxes paid	—	—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common shares issued upon conversion of notes	—	85,000
See accompanying notes.

NGAS Resources, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     (a) General. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005. Except as noted below, our accounting policies and their method of application in the accompanying condensed consolidated financial statements are consistent with those described in the annual report.
     (b) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of NGAS Resources, Inc., our direct and indirect wholly owned subsidiaries and our proportionate share of the assets, liabilities, income and expenses of our sponsored drilling programs. References to the “Company,” “we,” “our” or “us” include all of those accounts and interests. These interim consolidated financial statements are unaudited but reflect all normal recurring adjustments that, in the opinion of our management, are necessary to fairly present our financial position at March 31, 2006 and results of operations and cash flows for the three months ended March 31, 2006 and 2005. All material inter-company accounts and transactions for the periods presented in these interim consolidated financial statements have been eliminated on consolidation.
     (c) Change in Accounting Principles. We are organized at the holding company level under the laws of British Columbia, which previously required us to prepare our consolidated financial statements in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Recent changes in those laws now permit publicly held U.S. reporting companies to elect accounting principles generally accepted in the United States (“U.S. GAAP”) and engage U.S. auditors. We made this election, beginning in 2006. Our adoption of U.S. GAAP did not have a material effect on our reported financial condition or results for prior periods and did not require any restatement of previously issued financial statements, which include reconciliations between items with different treatment under Canadian and U.S. GAAP. See Note 9 – Comprehensive Income.
     (d) Estimates. The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     (d) Reclassifications and Adjustments. Certain amounts reported in the condensed consolidated financial statements for the interim period in 2005 have been reclassified to conform with the presentation in the current period.
Note 2. Oil and Gas Properties
     All of our oil and gas development and producing activities are conducted within the continental United States. Capitalized costs and accumulated depreciation, depletion and amortization (“DD&A”) for these activities are summarized below.

	March 31, 2006			December 31,
		Accumulated		2005
	Cost	DD&A	Net	Net
Proved oil and gas properties	$96,897,985	$(7,726,743)	$89,171,242	$83,567,982
Unproved oil and gas properties	2,679,341	—	2,679,341	2,434,814
Gathering lines and well equipment	39,941,688	(1,760,620)	38,181,068	19,782,544

Total oil and gas properties	$139,519,014	$(9,487,363)	$130,031,651	$105,785,340

Note 3. Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for our property and equipment as of March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31,
		Accumulated		2005
	Cost	Depreciation	Net	Net
Land	$12,908	$—	$12,908	$12,908
Building improvements	36,134	(6,961)	29,173	29,777
Machinery and equipment	2,417,546	(600,706)	1,816,840	1,833,591
Office furniture and fixtures	122,459	(37,973)	84,486	50,830
Computer and office equipment	506,587	(236,997)	269,590	271,420
Vehicles	1,299,319	(403,035)	896,284	735,643

Total property and equipment	$4,394,953	$(1,285,672)	$3,109,281	$2,934,169

Note 4. Deferred Financing Costs
     Financing costs for our convertible note private placements and secured bank loans are initially capitalized and amortized at rates based on the stated terms of the underlying debt instruments. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for outstanding notes and bank loans aggregated $2,320,551 at March 31, 2006 and $2,377,791 at December 31, 2005, net of accumulated amortization totaling $510,976 and $378,736, respectively.
Note 5. Goodwill
     Goodwill of $1,789,564 was recorded in connection with our acquisition of Daugherty Petroleum, Inc. in 1993 and was amortized over ten years on a straight-line basis until 2002, when we adopted the Canadian equivalent of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment at least annually. Our annual analyses indicated that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of March 31, 2006 and December 31, 2005, with unamortized goodwill of $313,177.
Note 6. Customer Drilling Deposits
     We sponsor and manage drilling programs to participate in our drilling initiatives, in which we maintain non-promoted interests ranging from 20.8% to 66.7%. Historically, drilling operations were conducted under turnkey contracts with our sponsored drilling programs, requiring us to drill and complete wells at specified prices and entitling us to any surplus if the contract price exceeds our costs. In 2006, we changed the structure of our new drilling programs from turnkey pricing to cost plus, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. Under both structures, net proceeds received under drilling contracts with sponsored programs are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $7,799,375 at March 31, 2006 and $23,627,975 at December 31, 2005 represent unapplied drilling contract payments for wells that were not yet drilled as of the balance sheet dates.
Note 7. Long Term Debt
     (a) Convertible Notes. We issued several series of convertible notes in private placements to finance part of our drilling and acquisition activities. During 2005, the notes of all prior series were converted by their holders, either voluntarily or in response to our redemption calls, resulting in our issuance of 3,439,478 common shares during the year. In December 2005, we completed an institutional private placement of a new series of 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million and related common stock purchase warrants, all of which remained outstanding at March 31, 2006, with a conversion price of $14.34 and an exercise price of $13.04 per share. See Note 8 – Capital Stock.
     The conversion price of the notes and exercise price of the warrants are subject to adjustment for certain dilutive issuances of common stock. The purchase agreement for the notes also provides holders with certain participation rights in future financing transactions and provides for us to use our best efforts to obtain shareholder approval at our next annual meeting for issuance of the common shares underlying the notes and warrants. If a holder elects to convert a note before the second anniversary of the issuance date, unless the prevailing market price of our common stock exceeds 160% of the conversion price, the holder will be entitled to a payment equal to the difference between two years’ interest on the converted note and the interest already paid on the note, payable at our option in cash or in common shares. After that date, if the prevailing market price of the common stock exceeds 160% of the conversion price, we may redeem any unconverted notes at a redemption price equal to their principal amount plus accrued and unpaid interest. Any notes that are neither redeemed nor converted prior to maturity will be repayable in cash or in common shares. Any common shares issued for interest payments on converted notes or upon redemption at their maturity will generally be valued for that purpose at 92.5% of their prevailing market price.
     (b) Credit Facility. We maintain a credit facility with KeyBank NA with a scheduled maturity date of July 31, 2007. Borrowings of $15 million under the facility were repaid in the fourth quarter of 2005. The facility was expanded in the first quarter of 2006 to increase the maximum credit and borrowing base to $75 million and $35 million, respectively, and to reduce the interest rate for borrowings under the facility from 1% to 0.875% above the bank’s prime rate, amounting to 8.625% at March 31, 2006. As of that date, our outstanding borrowings under the facility aggregated $17,978,933. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts.
     (c) Acquisition Debt. We issued a note for $854,818 to finance our 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property, buildings and equipment. Although the acquisition agreement provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The remaining acquisition debt was $360,818 at March 31, 2006 and $366,818 at December 31, 2005.
     (d) Total Long Term Debt and Maturities. The following tables summarize our total long term debt at March 31, 2006 and December 31, 2005 and the principal payments due each year through 2010 and thereafter.

	Principal Amount Outstanding
	March 31,	December 31,
	2006	2005
Total long term debt (including current portion)(1)	$53,065,634	$34,971,905
Less current portion	24,000	24,000

Total long term debt(1)	$53,041,634	$34,947,905

Maturities of Debt

Remainder of 2006	$18,000
2007	18,002,933
2008	24,000
2009	24,000
2010 and thereafter	34,996,701

(1)	Reflects allocations of $2,274,117 at March 31, 2006 and $2,394,913 at December 31, 2005 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features and related warrants.

Note 8. Capital Stock
     (a) Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at March 31, 2006 or December 31, 2005.
     (b) Common Shares. The following tables reflect transactions involving our common stock during the periods presented.

	Number of
	Shares	Amount
Common Shares Issued
Balance, December 31, 2004	15,605,208	$54,929,887
Issued to employees as incentive bonus	154,415	900,856
Issued upon exercise of stock options and warrants	2,143,527	10,983,938
Issued upon conversion of convertible notes	3,439,478	15,466,208
Issued for contract settlement	15,000	90,300

Balance, December 31, 2005	21,357,628	82,371,189
Issued to employees as incentive bonus	38,315	291,032
Issued upon exercise of stock options and warrants	39,999	168,056

Balance, March 31, 2006	21,435,942	$82,830,277

Paid In Capital – Options and Warrants
Balance, December 31, 2004		$1,796,504
Recognized		1,452,410
Exercised		(505,108)

Balance, December 31, 2005		2,743,806
Recognized		282,945
Accreted(1)		(32,583)

Balance, March 31, 2006		$2,994,168

Contributed Surplus
Balance, December 31, 2004		$—
Allocated		1,748,926

Balance, December 31, 2005		1,748,926
Accreted(1)		(88,213)

Balance, March 31, 2006		$1,660,713

Common Shares to be Issued
Balance, December 31, 2004	10,070	$50,350
Contract settlement paid in cash in lieu of common shares	(885)	(4,425)

Balance, March 31, 2006 and December 31, 2005	9,185	$45,925

(1)	Reflects accretion of the equity components allocated to our 6% convertible notes and related warrants in 2005.
     (c) Stock Options and Awards. We maintain three stock plans for the benefit of our directors, officers, employees and, in the case of the second and third plans, certain consultants or advisors. The plans provide for the grant of options to purchase up to 3,600,000 common shares and, in the case of our most recent plan, either stock awards or options for an aggregate of up to 4,000,000 common shares. Option grants under all the plans must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. Stock awards under the third plan may be subject to vesting conditions and trading restrictions specified at the time of grant. During 2005 and the first three months of 2006, stock awards and option grants were made under the third plan for a total of 834,415 shares and 38,315 shares, respectively. The following table shows transactions in stock options during 2005 and the first three months of 2006.

			Weighted Average
	Issued	Exercisable	Exercise Price
Balance, December 31, 2004	2,385,000	370,000	$3.58
Issued(1)	860,000		6.71
Exercised	(260,000)		1.43

Balance, December 31, 2005	2,985,000	571,250	4.67
Vested	—	146,250	4.03

Balance, March 31, 2006	2,985,000	717,500	4.67

(1)	Vesting in increments from July 1, 2006 through February 25, 2009.
     At March 31, 2006, the exercise prices of options outstanding under our stock option plans ranged from $1.02 to $7.04 per share, and their weighted average remaining contractual life was 3.63 years. The following table provides additional information on the terms of stock options outstanding at March 31, 2006.

Options Issued and Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
Exercise			Average	Average		Average
Price			Remaining	Exercise		Exercise
or Range		Number	Life (years)	Price	Number	Price
	$1.02	145,000	1.76	$1.02	145,000	$1.02
4.03	4.09	1,980,000	3.47	4.05	572,500	4.07
6.02	7.04	860,000	4.30	6.71	—	—

		2,985,000			717,500	4.67

     In accounting for stock options, we apply the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” which we adopted retroactively under its Canadian GAAP equivalent in 2004. We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the interim consolidated financial statements, the fair value estimates for each option grant assumed a risk free interest rate ranging from 4.5% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from six months to five years based on the option’s vesting provisions. This resulted in non-cash charges for options and warrants of $282,945 and $143,570 in the interim periods of 2006 and 2005, respectively.
     (d) Common Stock Purchase Warrants. We have issued common stock purchase warrants in various financing transactions. The exercise prices of warrants outstanding at March 31, 2006 ranged from $1.75 to $13.04 per share, and their weighted average remaining contractual life was 0.40 years. The following table shows transactions in stock options during 2005 and the first three months of 2006.

			Weighted Average
	Issued	Exercisable	Exercise Price
Balance, December 31 2004	2,422,055	2,422,055	$4.96
Issued in financing transactions(1)	945,809		13.04
Exercised	(1,883,527)		5.37
Expired	(169,954)		2.91

Balance, December 31, 2005	1,314,383	1,314,383	10.46
Exercised	(39,999)		4.20

Balance, March 31, 2006	1,274,384	1,274,384	10.66

(1)	Expiring August 11, 2006.

Note 9. Comprehensive Income
     Comprehensive income represents changes in equity during the reporting period, including charges directly to equity that are excluded from net income. For 2005 and the three months ended March 31, 2006, we had no transactions or events resulting in comprehensive income items.
Note 10. Income Per Share
     The following table shows the computation of basic and diluted earnings per share (“EPS”) for the reporting periods. For the interim period in 2005, the assumed exercise of outstanding stock options and warrants and the assumed conversion of outstanding convertible notes would have a dilutive effect on EPS because their exercise or conversion prices were below the average market price of the common shares for the period. For the three months ended March 31, 2006, the assumed exercise of outstanding stock options and warrants would be dilutive for the same reason, but the assumed conversion of outstanding convertible notes would be anti-dilutive because interest per share on the underlying common shares exceeded EPS for the period.

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income as reported for basic EPS	$625,737	$737,066
Adjustments to income for diluted EPS(1)	—	20,061

Net income for diluted EPS	$625,737	$757,127

Denominator:
Weighted average shares for basic EPS	21,377,525	15,689,872
Effect of dilutive securities:
Stock options	1,584,900	661,908
Warrants	214,653	270,936
Convertible notes	—	840,902

Adjusted weighted average shares and assumed conversions for dilutive EPS	23,177,078	17,463,618

Basic EPS	$0.03	$0.05

Diluted EPS	$0.03	0.04

(1)	Reflects interest expense associated with convertible notes.
Note 11. Segment Information
     We have two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information on these business segments.

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Oil and gas development	$27,319,255	$20,010,246
Corporate	—	—

Total	27,319,255	20,010,246

DD&A:
Oil and gas development	1,386,745	963,310
Corporate	151,167	83,245

Total	1,537,912	1,046,555

	Three Months Ended
	March 31,
	2006	2005
Interest expense:
Oil and gas development	45,383	266,099
Corporate	555,000	242,654

Total	600,383	508,753

Net income (loss):
Oil and gas development	1,470,653	1,149,335
Corporate	(844,916)	(412,269)

Total	625,737	737,066

Capital expenditures:
Oil and gas development	25,764,868	7,286,247
Corporate	81,185	11,275

Total	$25,846,053	$7,297,522

	March 31,	December 31,
	2006	2005
Identifiable assets:
Oil and gas development	$149,755,469	$126,590,249
Corporate	5,955,424	20,183,334

Total	$155,710,893	$146,773,583

Note 12. Commitments
     The following table shows our contractual obligations as of March 31, 2006 under leases for field equipment and instruments governing our other commercial commitments. Our lease rental expenses were $293,876 for the three months ended March 31, 2006 and $704,597 for the year ended December 31, 2005.

	Commercial Commitments
	Operating	Other
Year	Leases	Commitments		Total
Remainder of 2006	$449,596	$240,000	(1)	$689,596
2007	601,498	—		601,498
2008	292,289	100,000	(2)	392,289
2009	195,000	2,045,000	(2)	2,240,000
2010 and thereafter	97,500	—		97,500

Total	$1,635,883	$2,385,000		$4,020,883

(1)	Reflects obligations under a guaranty for a limited liability company in which we previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.
Note 13. Recent Accounting Standards
     FIN No. 47. In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” to clarify when sufficient information would be available to reasonably estimate the timing and cost of performing a conditional asset retirement obligation. Our asset retirement obligations relate primarily to the abandonment of oil and gas wells, and our treatment of these obligations is consistent with FIN No. 47.
     SFAS No. 19 and FSP No. 19-1. In April 2005, FASB Staff Position (“FSP”) No. 19.1 was issued to amend the guidance for suspended well costs in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The FSP addresses circumstances that permit continued capitalization of exploratory drilling costs beyond one year. In general, the one-year limitation may be exceeded for an exploratory well only if sufficient reserves have been found to justify its completion and sufficient progress has been made in assessing the reserves as well as the economic and operating viability of the project. The FSP is effective for the first reporting period beginning after April 4, 2005. We have found proved reserves for all exploratory wells drilled during the periods presented in the condensed consolidated financial statements within one year after completion of drilling and therefore have not expensed any exploratory drilling costs for those wells.
     SFAS No. 154. SFAS No. 154, “Accounting Changes and Error Corrections,” was issued in June 2005, effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. It generally requires retrospective application for voluntary changes in accounting principles as well as changes required by accounting pronouncements. We adopted SFAS No. 154 on January 1, 2005. In August 2005, we amended our annual report on Form 10-KSB for the year ended December 31, 2004 and our quarterly report on Form 10-Q for the quarter ended March 31, 2005 to reflect two adjustments to the consolidated financial statements included in the reports. In the consolidated statements of operations, we eliminated the line item for gross profit, and in the consolidated statements of cash flows, reported changes in subscriptions receivable during 2004 were eliminated from operating activities and added to financing activities as proceeds from issuance of common stock during the year in proportion to the subscription amounts received.
     EITF No. 04-5. In June 2005, the FASB ratified the EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” It creates a presumption the general partner in a limited partnership controls the partnership and must consolidate the partnership on its financial statements, effective for reporting periods beginning after December 15, 2005. The presumption of control and consolidation may be overcome if the limited partners have substantive participating rights or have the ability to effectively liquidate the partnership. We have evaluated the applicability of this guidance to our sponsored drilling programs and do not believe it will have a material impact on our consolidated financial statements.
     EITF No. 04-10. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus is effective for fiscal years ending after September 15, 2005 and has not had a material effect on our presentation of reportable operating segments.
     EITF No. 05-2. In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument.” The consensus is to be applied prospectively for new instruments entered into or modified in periods beginning after June 29, 2005. We have a series of convertible notes issued after that date and have recorded the notes as conventional convertible debt under this EITF. If we were to modify these notes, an evaluation of the terms of the instruments would be required after the modification to determine if they would remain conventional convertible debt instruments.
     FERC Pronouncement. In June 2005, the Federal Energy Regulatory Commission (“FERC”) issued an order, “Accounting for Pipeline Assessment Cost,” to be effective January 1, 2006. The order requires companies to expense certain assessment costs, even if they were historically capitalized. This has not had a material affect on our consolidated financial statements.
     EITF No. 05-8. In September 2005, the FASB ratified EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” The consensus requires a portion of convertible debt proceeds reflecting the intrinsic value of the beneficial conversion feature to be allocated to equity and recognized as a discount on the debt. The debt discount is accreted from the issuance date to the scheduled maturity date. The consensus is to be applied retrospectively to instruments with a beneficial conversion feature for periods beginning after December 15, 2005. We have applied this EITF in accounting for our 6% convertible notes issued in December 2005.

NGAS Resources, Inc.
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are an independent exploration and production company focused on natural gas basins in the eastern United States that support multiple, repeatable drilling, principally in the southern portion of the Appalachian basin. We believe our extensive geological, geophysical, engineering and operating experience in this region, coupled with our ownership of gas gathering facilities and established relationships with partners, suppliers and mineral interest owners, gives us competitive advantages in developing these resources to achieve annual volumetric growth and strong financial returns on a long term basis.
     We develop our prospects through our operating subsidiaries and our interests in sponsored drilling programs. We also construct and operate gas gathering systems and gas distribution facilities. Our principal and administrative offices are located in Lexington, Kentucky. Our common stock is traded on the Nasdaq National Market under the symbol “NGAS,” and we maintain a website with information about us at www.ngas.com. Unless otherwise indicated, references in this report to “we,” “our” or “us” include NGAS Resources, Inc., our direct and indirect wholly owned subsidiaries and our interests in sponsored drilling programs. As used in this report, “Mcf” means thousand cubic feet, “Bcf” means billion cubic feet and “Mcfe” means thousand cubic feet of gas equivalents.
Strategy
     We have structured our business to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. We entered 2006 with a strengthened foundation for growth by adding 140 miles to our gas gathering systems last year and increasing our capital base with a $37 million convertible note financing at year end. We also began to leverage our team’s long experience as an Appalachian developer with complementary plays in other gas basins, including an exploratory project to test the New Albany shale formation, through both vertical and horizontal drilling, on acquired acreage in the Illinois basin and a $11.4 million acquisition of coal bed methane (“CBM”) assets in the Arkoma basin. During 2005, we doubled our production to a record 1.8 Bcfe, while increasing our revenue by 30% to $62.2 million and our estimated proved reserves by 9.2 Bcfe or 14% for the year. These milestones were complemented by significant appreciation in our share value. Our strategy for continuing to realize our operational and financial objectives emphasizes several components.
•	Acceleration of Drilling Operations. Development drilling is our mainstay for production and reserve growth. We drilled 155 gross (44.3040 net) wells through our drilling programs in 2005. During the first quarter of 2006, we drilled an additional 79 gross (18.6535 net) wells. We believe that our long and successful operating history and proven ability to drill a large number of wells year after year have positioned us as a leading player in the Appalachian basin. Over the next few years, we plan to continue our focus on developing our Leatherwood field, where we drilled 34 wells in the first quarter of 2006 and have identified over 600 additional drilling locations. We are also pursuing opportunities to capitalize on our team’s experience and diversify our asset base through targeted expansion in other gas basins.

•	Planned Drilling Program Financings. Our ability to attract outside capital through our drilling programs has enabled us to capitalize on natural gas development opportunities and long range pricing expectations for this commodity. We plan to sponsor at least four drilling programs during 2006 for up to 195 wells. We anticipate contributing up to 75% of total program capital for Leatherwood development and at least 30% of total capital for drilling initiatives in our Fonde, Amvest and Martin’s Fork fields. We also plan to continue our CBM project in the Arkoma basin and launch a new initiative with a joint venture partner on its acreage in Jackson County, West Virginia. Beginning this year, we have changed the structure of our new drilling programs from turnkey to cost-plus pricing, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements.

•	Acquisition of Additional Drilling Prospects. We follow a disciplined capital allocation process in selecting opportunities to build our substantial inventory of drilling prospects that meet our criteria for predictable, long-lived reserves. During the fourth quarter of 2005, we acquired a significant position in approximately 14,000 acres of CBM properties in the Arkoma basin within Leflore County, Oklahoma and Sebastian County, Arkansas. We also initiated an exploratory play during 2005 in the Illinois basin on acquired tracts spanning approximately 15,500 acres within Breckinridge, Grayson, Hardin, Meade and Ohio Counties in western Kentucky. We plan to continue capitalizing on opportunities to assemble or acquire large tracts with significant unproved gas development potential. Our goal is to consolidate our position in the Appalachian basin, while also diversifying our inventory of drilling prospects in other basins that offer attractive natural gas and CBM plays.

•	Repeatable Drilling. As of March 31, 2006, we had interests in a total of 894 wells. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, generally encountering several predictable natural gas pay zones. We focus on repeatable prospects to reduce drilling risks, as reflected in our success rate. Historically, over 99% of our wells have been completed as producers. The primary pay zone for most of our Appalachian wells is the Devonian shale formation. This is considered an unconventional target due to its low porosity and permeability. To be productive, natural fracturing must be present and generally must be enhanced by effective acidizing or other fracturing treatment. While this typically results in modest initial volumes and pressures, it also accounts for the low annual decline rates demonstrated by our wells in the region, many of which are expected to produce for 25 years or more. During 2005, we implemented a program to leverage our core expertise with evolving technologies in horizontal drilling, which may provide advantages in extracting this type of tight gas. The initial phase of the program is being conducted on recently acquired acreage in the Illinois basin to test the New Albany shale formation, which has similar geologic characteristics to the Devonian shale in the Appalachian basin.

•	Extension of Gas Gathering Systems. We construct and operate gas gathering facilities to connect our wells to interstate pipelines with access to major east coast natural gas markets. In addition to generating gas transmission and compression revenues, our 100% ownership of these systems gives us control over third-party access, providing competitive advantages in acquiring and developing nearby acreage. As of March 31, 2006, our gas gathering facilities spanned 337 miles, including 140 miles installed during 2005 and 26 miles in the first quarter of 2006, in addition to 116 miles of the Stone Mountain open-access system acquired from Duke Energy Gas Services, LLC (“Duke Energy”). See “Recent Initiatives” below. The recent extensions to our gathering systems include a 23-mile, eight-inch steel line for connecting our wells in the Leatherwood field and a 16-mile, six-inch line that connects them to the Stone Mountain system. As of the date of this report, we have a total of 90 Leatherwood wells producing to sales and an additional 67 wells awaiting connection. With this infrastructure now in place, we expect to bring current and future wells on line soon after completion.

•	Purchase of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our operating experience. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. In the fourth quarter of 2005, we acquired a 25% interest in producing properties within the Arkoma basin, with an estimated 7.0 Bcf of proved CBM reserves, at an acquisition price of $1.63 per Mcfe. We continuously evaluate opportunities to acquire producing properties meeting our criteria for long-lived reserves in targeted geographic areas.
Recent Initiatives
     Gathering System Acquisition. In March 2006, we acquired part of the Stone Mountain gathering system from Duke Energy for $18 million. The system spans 116 miles in southeastern Kentucky and southwestern Virginia. It ties into Duke Energy’s East Tennessee Natural Gas pipeline system, which connects major natural gas supply basins to growing markets in the eastern United States. The acquisition also includes five delivery measuring and regulation stations, four compression stations and a liquids extraction plant. We operated the Stone Mountain system for Duke Energy since October 2004 and have now dedicated our Appalachian production for delivery through the system. Unlike the gathering facilities we construct for connecting new wells in our major fields, the acquired system is open access, and our acquisition includes existing contracts for moving third-party gas through the system. The current through-put of the system is 13,500 Mcf per day, two-thirds of which we own or control. As currently configured, the system has an estimated through-put capacity of 24,000 Mcf per day. With compression upgrades, we can substantially increase this through-put capacity. By acquiring this system, we enhanced both our deliverability from core properties and our competitive position in the region. Our ownership of this system should also generate approximately $3 million in gas transmission and compression revenues and cost savings on an annualized basis.
     Property Acquisition. Effective November 1, 2005, we acquired the CBM assets of Dart Energy Corporation covering approximately 14,000 gross (3,500 net) acres in the Arkoma basin within Sebastian County, Arkansas and Leflore County, Oklahoma. The acquired assets include a 25% interest in 48 producing wells, with average daily net production of 1,400 Mcfe as of the acquisition date. We also acquired a 25% interest in a limited liability company that owns and operates the gathering system servicing the project area. The purchase price for the acquired CBM interests and gas gathering assets was $11.4 million. Earlier in the fourth quarter of 2005, we entered into a farmout agreement with CDX Gas, LLC, the operator of this project, covering 90% of its majority (75%) interest in proved undeveloped (PUD) locations within the project area. Under the terms of the farmout agreement, we assumed 100% of future developments costs attributable to the CDX working interest and granted CDX a 25% carried working interest, increasing to 50% after payout of project wells.
     Williston Basin Leasing Initiative. During 2005, we initiated a leasing program in the Williston basin, targeting the southwestern portion of Dunn County, North Dakota. As of March 31, 2006, our acquired position aggregated 18,411 gross (14,864 net) areas. We plan to offer our position in the Williston basin to regional operators, with a view to monetizing our investment in the leasing program this year.
Regional Advantages
     Our proved reserves, both developed and undeveloped, are concentrated in the southern portion of the Appalachian basin. This is one of the oldest and most prolific natural gas producing areas in the United States. Historically, wells in this part of the Appalachian basin have between 150 to 500 Mmcfe of reserves. The natural gas production, known as sweet gas, is environmentally friendly because it is substantially free of sulfur compounds, carbon dioxide or other chemical impurities. In addition, most of our wells produce no water with the gas production. This helps us minimize production (lifting) costs. Appalachian gas also has the advantage of high energy (Dth) content, ranging from 1.1 to 1.3 Dth per Mcf. Our gas sales contracts provide upward adjustments to index based pricing for throughput with an energy content above 1 Dth per Mcf, resulting in realized premiums averaging 17% over normal pipeline quality gas. Our proximity to major east coast markets generates further realization premiums above Henry Hub spot prices, contributing to enhanced cash flows and long term returns on investment.
Drilling Operations
     Drilling Program Structure. Most of our drilling operations are conducted through sponsored programs structured to minimize drilling risks on repeatable prospects and optimize tax advantages for private investors. To develop exploratory prospects with higher risk profiles, we generally rely on smaller, specialized drilling programs with strategic and industry partners or other suitable investors. Historically, we have conducted these operations under turnkey drilling contracts, requiring us to drill and complete the wells at specified prices. We are responsible under these turnkey arrangements for any drilling and completion costs exceeding the contract price, and we are entitled to any surplus if the contract price exceeds our costs. In view of increased demand and price volatility for drilling services and equipment, we are structuring our new drilling programs on a cost-plus basis designed to share this exposure with our outside investors.
     Drilling Program Investments. In addition to managing program operations, we invest in each drilling program on substantially the same terms as unaffiliated investors. We contribute capital to each program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach “payout,” which ranges from 100% to 110% of partners’ investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. During 2005, we sponsored five separate drilling programs. We contributed 30% of total capital to our two largest programs, 40% to a specialized program for a mix a development and exploratory wells on prospects included in a prior acquisition, 20% to a specialized program for testing the New Albany shale formation in western Kentucky and 33% to a specialized program for CBM wells in the Arkoma basin.

     Drilling Program Benefits. Our structure for sharing drilling program costs, risks and returns helps us attract outside capital from private investors. This addresses the high capital costs of our business, enabling us to accelerate the development of our properties, generally without relinquishing control over drilling and operating decisions. The structure also provides economies of scale with operational benefits at several levels.
•	Based on our 30% capital investment in our largest 2005 drilling programs, we control a drilling budget over three times greater than we could support on our own. This helps us compete for attractive properties by increasing our drilling commitments. It also leverages our buying power for drilling services and materials, contributing to lower overall development costs.

•	Aggregating our capital with private investors in our drilling programs enables us to maintain a larger and more capable staff than we could otherwise support if we were operating solely for our own account.

•	Accelerating the pace of development activities through our drilling programs expands the production capacity we can make available to gas purchasers, contributing to higher and more stable sales prices for our production.

•	By conducting drilling operations on our undeveloped prospects through specially tailored drilling programs and retaining larger ownership interests, we expand our inventory of developmental locations with lower risk profiles for subsequent programs, while adding to our proved reserves, both developed and undeveloped.

•	Our drilling program strategy substantially increases the number of wells we could drill solely for our own account, diversifying the risks of drilling operations.
     Participation Rights. The leases and farmouts for drilling prospects on some of our acreage in the Appalachian basin, primarily the Leatherwood field, are subject to third-party participation rights for up to 50% of the working interests in new wells drilled on the covered acreage. During 2005 and the first quarter of 2006, participation rights in a total of 94 Leatherwood wells were exercised for an average working interest of 29.26%. The exercise of these rights has reduced our working interest in the wells by the amount of the third-party participants’ working interests. To maintain our net well position, we plan to increase our ownership interest in new drilling programs for Leatherwood development.
     Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during 2005 and the first three months of 2006. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our drilling programs, without giving effect to any reversionary interest we may subsequently earn in those programs.

	Development Wells			Exploratory Wells
	Productive		Dry	Productive		Dry
	Gross	Net	Gross	Gross	Net	Gross
Quarter ended March 31, 2006	54	13.4535	—	25	5.2000	—
Year ended December 31, 2005	151	43.1590	—	4	1.1450	—
     Production Volumes and Sales Prices. The following table shows our total net oil and gas production volumes and average sales prices for the three months ended March 31, 2006 and 2005 and for year ended December 31, 2005. We also had extracted liquids and condensates that contributed $44,832 to our production revenues in the first quarter of 2006 and $91,931 in 2005.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Production volumes:
Oil (Bbl)	9,211	7,648	39,959
Natural gas (Mcf)	608,898	350,955	1,583,922

Equivalents (Mcfe)	664,164	396,843	1,823,673

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Average sales price:
Natural gas (per Mcf)	$9.35	$7.26	$9.02
Oil (per Bbl)	50.73	43.00	48.36
Results of Operations – Three Months Ended March 31, 2006 and 2005
     Revenues. The following table shows the components of our revenues for the three months ended March 31, 2006 and 2005, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Three Months Ended March 31,
		% of		%
	2006	Revenue	2005	Change
Contract drilling	$20,411,500	75%	$16,677,000	22%
Oil and gas production	6,204,184	23	2,875,788	116
Gas transmission and compression	703,571	2	457,458	54

Total	$27,319,255	100%	$20,010,246	37

     Our revenue mix for the first three months of 2006 reflects our strategy for transitioning to a production based business, with oil and gas production accounting for 23% of total revenues, compared to 15% of total revenues for the same quarter in 2005. We expect this trend to continue as we execute our strategy for long term production growth.
     Contract drilling revenues reflect both the size and the timing of our drilling program financings. Although we receive the proceeds of drilling program financings as customers’ drilling deposits under the drilling contracts with the programs, we recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. During the first three months of 2006, we drilled 79 gross (18.6535 net) wells. Most of the wells were drilled under our turnkey contracts entered in 2005. In the first quarter of 2006, we sponsored our first program with a cost-plus structure as part of our strategy for reducing exposure to price volatility in drilling services and supplies.
     Our substantial growth in production revenues on a period-over-period basis reflects increases of 67% in production volumes to 664.2 Mmcfe in the first quarter of 2006, along with a 29% in our average sales price of natural gas (before certain transportation charges) to $9.35 per Mcf. Compared to the fourth quarter of 2005, production revenues for the current interim period increased 30%, with additional growth anticipated as new wells are brought on line throughout the year. Principal purchasers of our natural gas production are gas marketers and customers with transmission facilities near our producing properties. Approximately 25% of our natural gas production is currently sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
     Gas transmission and compression revenues were driven by new connections in our Leatherwood field through our recently completed 23-mile, eight-inch steel line for Leatherwood wells. This component of revenues also reflects a contribution of $121,118 from gas utility sales in the first quarter of 2006 and $149,141 in the same quarter last year. We expect to realize substantial growth in our gas transmission and compression revenues from our acquisition of the Stone Mountain system, which was completed on March 20, 2006. See “Recent Initiatives.”
     Expenses. The following table shows the components of our direct and other expenses for the three months ended March 31, 2006 and 2005. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Three Months Ended March 31,
	2006	Margin	2005	Margin
Contract drilling	$16,702,930	18%	$12,369,805	26%
Oil and gas production	1,453,468	77	758,821	74
Gas transmission and compression	632,429	10	392,784	14

Total direct expenses	18,788,827	31	13,521,410	32

		% Revenue		% Revenue
Selling, general and administrative	4,474,392	16%	3,506,825	18%
Options, warrants and deferred compensation	428,747	2	252,608	1
Depreciation, depletion and amortization	1,537,912	6	1,046,555	5
Interest expense, net of interest income	482,023	2	471,013	2
Other, net	40,948	—	(143,732)	N/A

Total other expenses	$6,964,022		$5,133,269

     Contract drilling expenses reflect the substantial level and complexity of recent drilling activities, most of which were conducted in the current interim period under turnkey drilling contracts with drilling programs sponsored last year. As a percentage of contract drilling revenues, these expenses increased to 82% in the current reported period from 74% in the first quarter of 2005. Beginning this year, we have changed the structure of our new drilling programs from turnkey to cost-plus pricing, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. We expect our margins to improve substantially as we transition to cost-plus pricing under our drilling contracts with newly sponsored programs.
     Production expenses for the current quarter were driven by our substantial growth in production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. As a percentage of oil and gas production revenues, production expenses decreased to 23% in the first quarter of 2006 from 26% in the same quarter last year.
     Gas transmission and compression expenses in the first quarter of 2006 were 90% of associated revenues, compared to 86% in the same quarter last year. Our gas transmission and compression expenses do not reflect capitalized costs of $1,064,597 for extensions of our gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
     Selling, general and administrative primarily reflect the timing and extent of our selling and promotional costs for sponsored drilling programs. On a period-over-period basis, they also reflect higher costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses.
     Non-cash charges for options, warrants and deferred compensation reflect the fair value method of accounting for employee stock options, which we adopted in 2004. Under this method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. We also recognized an accrual of $145,802 for deferred compensation cost.
     Depreciation, depletion and amortization is recognized under the units-of-production method, based on the estimated proved developed reserves of the underlying oil and gas properties and on a straight-line basis over the useful life of other property and equipment. The increase in these charges reflect substantial additions to our oil and gas properties, gas gathering systems and related equipment.
     Interest expense increased for the first quarter of 2006 from higher overall debt to support ongoing drilling and gas gathering initiatives. We also incurred higher variable rates for our bank debt in the current interim period. See “Liquidity and Capital Resources” below.
     Income tax expense recognized in the current reported quarter represents future tax liability at the operating company level. We have no current tax liability due to the utilization of intangible drilling costs allocated from our active development drilling programs.

     Net Income and EPS. We realized net income of $625,737 in the first quarter of 2006, compared to $737,066 in the same quarter last year, reflecting the foregoing factors. Basic earnings per share (“EPS”) was $0.03 based on 21,377,525 weighted average common shares outstanding in the current quarter, compared to $0.05 based on 15,689,872 weighted average common shares outstanding in the first quarter of 2005. On a fully diluted basis, EPS for the current interim period was $0.03 on 23,177,078 weighted average common shares.
     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.
Liquidity and Capital Resources
     Liquidity. Net cash of $7,059,613 used in operating activities for the first quarter of 2006 primarily reflects a decrease of $15,828,600 in customers’ drilling deposits from sponsored programs. During the current reported quarter, we used $25,847,053 in investing activities, virtually all of which reflects net additions to our oil and gas properties and gathering systems, including our $18 million acquisition of Stone Mountain gathering system assets from Duke Energy. See “Recent Initiatives.” These investments were funded in part with net cash of $18,086,630 from financing activities. See “Capital Resources” below. As a result of these activities, net cash decreased from $23,944,252 at December 31, 2005 to $9,124,216 at March 31, 2006.
     As of March 31, 2006, we had a working capital deficit of $5,624,465. We are subject to wide fluctuations in our current assets and liabilities from the timing of customers’ drilling deposits and expenditures under drilling contracts with our sponsored programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. The working capital deficit at the end of March 2006 is not expected to have an adverse effect on our financial condition or results of operations in future periods.
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
     We issued several series of convertible notes in private placements to finance a substantial part of our drilling and acquisition activities. During 2005, all our outstanding prior series of notes were converted by their holders, either voluntarily or in response to our redemption calls, resulting in the issuance of 3,439,478 common shares.
     In December 2005, we completed an institutional private placement of our 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million. The notes are convertible at the option of the holders at a conversion price of $14.34 per share. As part of the private placement, we also issued warrants entitling the holders to purchase up to 945,809 shares of our common stock prior to August 11, 2006 at an exercise price of $13.04 per share. At March 31, 2006, the notes were recorded at $34,725,883, reflecting an allocation of $2,394,913 at year end for the equity components of the notes and related warrants, which was ratably accreted by $120,796 in the first three months of 2006.
     The conversion price of our convertible notes and exercise price of the warrants are subject to adjustments for certain dilutive issuances of common stock. The purchase agreement for the notes also provides the holders with certain participation rights in future financing transactions and provides for us to use our best efforts to obtain shareholder approval at the next annual meeting for the issuance of the underlying common shares. If a holder elects to convert a note before the second anniversary of the issuance date, unless the prevailing market price of the common stock exceeds 160% of the conversion price, the holder will be entitled to a payment equal to the difference between two years’ interest on the converted note and the interest already paid on the note, payable at our option in cash or in common shares. After that date, if the prevailing market price of the common stock exceeds 160% of the conversion price, we may redeem any unconverted notes at a redemption price equal to their principal amount plus accrued and unpaid interest. Any notes that are neither redeemed nor converted prior to maturity will be repayable in cash or in common shares. Any common shares issued for interest payments on converted notes or upon redemption at their maturity will generally be valued for that purpose at 92.5% of their prevailing market price.
     We maintain a credit facility with KeyBank NA with a scheduled maturity date of July 31, 2007. Borrowings of $15 million under the facility were repaid in the fourth quarter of 2005. The facility was expanded in the first quarter of 2006 to increase the maximum credit and borrowing base to $75 million and $35 million, respectively, and to reduce the interest rate for borrowings under the facility from 1% to 0.875% above the bank’s prime rate, amounting to 8.625% at March 31, 2006. As of that date, our outstanding borrowings under the facility aggregated $17,978,933. The facility is secured by liens on all corporate assets, including a first mortgage on oil and gas interests and pipelines, as well as an assignment of major production and transportation contracts.
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
     We expect our cash reserves, cash flows from operations and credit facilities to provide adequate working capital to meet our capital expenditure objectives through the end of 2006. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future drilling programs.
Contractual Obligations and Commercial Commitments
     We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long term debt and other commercial commitments. The following table lists our minimum annual commitments as of March 31, 2006 under these instruments.

	Operating Leases			Other		Long Term
Year	Equipment	Premises	Total	Commitments		Debt
Remainder of 2006	$285,620	$163,976	$449,596	$240,000	(1)	$18,000
2007	380,826	220,672	601,498	—		18,002,933
2008	273,900	18,389	292,289	100,000	(2)	24,000
2009	195,000	—	195,000	2,045,000	(2)	24,000
2010 and thereafter	97,500	—	97,500	—		34,996,701

Total	$1,232,846	$403,037	$1,635,883	$2,385,000		$53,065,634

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.

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
Forward Looking Statements and Risk Factors
     Some statements made by us in this report are prospective and constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Other than statements of historical fact, all statements that address future activities, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. They include subsurface risks on the recoverability of hydrocarbons, operating risks involving logistical, infrastructure and regulatory issues and commercial risks stemming from the volatility of natural gas prices. Our annual report on Form 10-K for the year ended December 31, 2005 includes a discussion of these risk factors. There were no material changes in these risk factors during the interim periods covered by this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable.
Item 4. Controls and Procedures
     Our management, with the participation or under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company in accordance with the requirements of the Securities Exchange Act of 1934. Our disclosure controls and procedures are intended to provide a framework for making sure that all information required to be disclosed in our current and periodic reports under the Exchange Act is processed and publicly reported by us within the prescribed time periods for our filing of those reports. Our internal controls over financial reporting are designed to ensure the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. They include policies and procedures for maintaining reasonably detailed records that accurately and fairly reflect all our business transactions and dispositions of assets, for ensuring that receipts and expenditures are made only in accordance with management authorizations and for preventing or timely detecting any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2006. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Notice of Articles, certified on June 3, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.1 to current report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.2	Alteration to Notice of Articles, certified on June 25, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.2 to current report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.3	Articles dated June 25, 2004, as amended and restated for corporate transition under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.3 to current report on Form 8-K [File No. 0-12185], filed June 29, 2004).

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10[a] to annual report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10[b] to annual report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.3	2003 Incentive Stock and Stock Option Plan (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.4	Asset Purchase and Sale Agreement dated as of January 17, 2006 among Duke Energy Gas Services, LLC, NGAS Gathering, LLC and Daugherty Resources, Inc. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated January 19, 2006).

10.5	Securities Purchase Agreement dated as of December 13, 2005 among NGAS Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated December 14, 2005).

10.6	Form of 6% convertible notes issued pursuant to the Securities Purchase Agreement dated as of December 13, 2005 among NGAS Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to current report on Form 8-K [File No. 0-12185] dated December 14, 2005).

10.7	Form of common stock purchase warrant dated December 14, 2005 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K [File No. 0-12185] dated December 14, 2005).

10.8	Form of Change of Control Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.9 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

Exhibit
Number	Description of Exhibit

10.9	Form of Indemnification Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.10 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.10	Form of Long Term Incentive Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.11 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

11.1	Computation of Earnings Per Share

21.0	Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K [File No. 0-12185] for the year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGAS Resources, Inc.

Date: May 9, 2006	By:	/s/ William S. Daugherty William S. Daugherty
Chief Executive Officer
(Duly Authorized Officer)
(Principal Executive Officer)