Form 10-K
period 2006-12-31
NGAS Resources Inc
filed 2007-03-13
CIK 746834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006

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
Yes ☐       No ☑
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
Yes ☐       No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $169,421,512.
     As of March 5, 2007, there were 21,788,551 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this report.

Forward-Looking Statements
     Some matters discussed in this report are prospective and constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 that involve risks and uncertainties. Other than statements of historical fact, all statements that address our future activities, events, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. While we believe these forward-looking statements are based on reasonable assumptions, they involve known and unknown risks, uncertainties and other factors that may cause future results to differ materially from those discussed or implied in this report. Additional information about issues that could cause actual results to differ from our forward-looking statements is provided in this report under the captions Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward looking Statements.

Additional Information
     We file annual, quarterly and other reports and information with the Securities Exchange Commission. Promptly after their filing, we provide access to these reports without charge on our website at www.ngas.com.

Part I

Item 1.	Business
General
          We are an independent exploration and production company focused on unconventional natural gas basins in the eastern United States that support multiple, repeatable drilling, principally in the southern portion of the Appalachian basin. We specialize in generating our own geological prospects in this region, where we have established expertise and recognition. We also control the gas gathering and transmission facilities for our core Appalachian properties, providing deliverability directly from the wellhead to interstate pipelines serving major east coast natural gas markets. We believe our extensive geological, geophysical, engineering and operating experience in this region, coupled with our midstream assets, infrastructure position and relationships with partners, suppliers and mineral interest owners, gives us competitive advantages in developing these resources to achieve annual volumetric growth and strong financial returns on a long term basis.
          We develop our prospects through our operating subsidiaries and our interests in sponsored drilling programs. Our combined interest as both general partner and an investor in these programs ranges from 12.5% to 75%, with additional reversionary interests after distribution thresholds are reached. We account for our interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. Our principal and administrative offices are located in Lexington, Kentucky. Our common stock is traded on the Nasdaq National Market under the symbol NGAS. Unless otherwise indicated, references in this report to we, our or us include NGAS Resources, Inc., our direct and indirect wholly owned subsidiaries and our interests in sponsored drilling programs. As used in this report, Dth means decatherm, Mcf means thousand cubic feet, Bcf means billion cubic feet and Mcfe means thousand cubic feet of gas equivalents.
Strategy
          Our business is structured to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. During 2006, we achieved record production of 2.9 Bcfe, up 57% from 2005, contributing to 28% growth in our total revenue to $79.8 million. We also increased our estimated proved reserves by 34% to 100.9 Bcfe at the end of 2006, of which 42% are proved developed, with a reserve life index over 32 years based on annualized fourth quarter production. We achieved these benchmarks primarily through drilling success and a larger net position in new wells on our core properties. Our strategy for continuing to realize our operational and financial objectives emphasizes several components.
•	Acceleration of Drilling Operations. Development drilling is our mainstay for production and reserve growth. We believe our long and successful operating history in the Appalachian basin and proven ability to drill a large number of wells year after year have positioned us as a leading player in this region. During 2006, we participated in 226 gross (65.4577 net) wells, primarily through our drilling programs, including 100 wells in our key Leatherwood field, where we increased our program position to 75%. See Drilling Operations. We have identified over 1,100 additional drilling locations on our Appalachian properties for future development. These include 550 locations in Leatherwood. We plan to continue our focus on developing this field over the next few years. We are also accelerating our development of complementary Appalachian plays to consolidate our position in the region, while diversifying our asset base through targeted expansion in other unconventional natural gas basins.

•	Investment in Midstream Assets. In March 2006, we acquired a strategically located open-access gas gathering system spanning 116 miles in southeastern Kentucky and southwestern Virginia. We acquired these midstream assets through our NGAS Gathering subsidiary for $18 million. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. Ownership of these midstream assets compliments our field wide gathering systems, expanding our total Appalachian gathering position to 530 miles at year end. We currently move production from our field-wide gathering facilities in Leatherwood, Straight Creek and SME for delivery through the NGAS Gathering system, with daily gross throughput of over 19,000 Dth. In addition to generating gas transmission and compression revenues from third-party throughput and cost savings for our own Appalachian production, ownership of these midstream assets ensures deliverability from our key connected fields and enhances our competitive position in the region.

•	Extension of Infrastructure. We construct and operate field-wide gas gathering and compression facilities for our Appalachian properties. Our 100% ownership of these systems gives us control over third-party access, providing competitive advantages in acquiring and developing nearby acreage. Our field-wide systems spanned 414 miles at the end of 2006, including 103 miles of production lines installed during the year. Recent additions to our infrastructure base include facilities that enabled us to bring a backlog of unconnected wells in our Leatherwood field on line sequentially during 2006 for compression into the NGAS Gathering system. We are currently upgrading the main suction line to enhance flow rates from new Leatherwood wells. We are also extending our infrastructure for our Fonde field to provide deliverability through our midstream system.

•	Repeatable Drilling. As of December 31, 2006, we had interests in a total of 1,010 wells. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, generally encountering several predictable natural gas pay zones. We focus on repeatable prospects to reduce drilling risks, as reflected in our success rate. Historically, over 99% of our Appalachian development wells have been completed as producers. The primary pay zone for most of these wells is the Devonian shale formation. This is considered an unconventional target due to its low permeability, and natural fracturing is often enhanced by effective acidizing or other treatments. While this typically results in modest initial volumes and pressures, it also accounts for the low annual decline rates demonstrated by our wells in the region, many of which are expected to produce for 25 years or more.

•	Drilling Program Financings. Our ability to attract outside capital through our sponsored drilling programs has enabled us to capitalize on natural gas development opportunities and long range pricing expectations for this commodity. Beginning in 2006, we changed the structure of our new drilling programs from turnkey to cost-plus pricing, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. We also tailored our new drilling programs for tiered participation on a field-wide basis, retaining a 75% program interest in Leatherwood development and program interests ranging from 12.5% to 60% in our other drilling initiatives.

•	Acquisition of Additional Drilling Prospects. We follow a disciplined capital allocation process in selecting opportunities to build our substantial inventory of drilling prospects that meet our criteria for predictable, long-lived reserves. During 2006, we expanded our position in several of our core Appalachian fields. We also implemented initiatives to leverage our core expertise with evolving technologies in horizontal and directional drilling, which may provide advantages in extracting tight gas from unconventional formations. The initial programs are being conducted in the Arkoma basin on a coalbed methane (CBM) project, in the Illinois basin on acreage we acquired in western Kentucky to test the New Albany shale formation and in West Virginia on acreage controlled by a joint venture partner. We plan to continue capitalizing on opportunities to assemble or acquire large tracts with significant development potential. Our goal is to consolidate our position in the Appalachian basin, while also diversifying our prospect inventory with similar unconventional plays.

•	Purchase of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our operating experience. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. We acquired a significant position in approximately 14,000 acres of CBM properties in the Arkoma basin in the fourth quarter of 2005. The acquired assets include a 25% interest in 48 producing wells, with average daily net production of 1,400 Mcfe as of the acquisition date. We continuously evaluate opportunities to acquire producing properties meeting our criteria for additional development in targeted geographic areas.
Strategic Initiatives
          Addition of Midstream Assets. We consolidated our competitive position in our Appalachian operating areas with the acquisition of the NGAS Gathering system in March 2006. The system complements our field-wide gathering infrastructure by providing deliverability directly from the wellhead to interstate pipelines serving major east coast natural gas markets. The acquired system includes five delivery measuring and regulation stations, four compression stations and a liquids extraction plant. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. Unlike our field-wide gathering facilities, the NGAS Gathering system is open access, and our acquisition includes existing contracts for moving third-party gas. The system currently has an estimated throughput capacity of 24,000 Dth per day. With further compression upgrades, we can substantially increase this throughput capacity and our gas transmission revenues.
          Enhancement of Leatherwood Infrastructure. At that time we acquired our Leatherwood position several years ago, there was no gas gathering infrastructure in this region, which has a history as an active coal producing district. Late in 2005, we completed a 23-mile, eight-inch steel gathering system for the field and a 16-mile, six-inch line for compression of Leatherwood and Straight Creek production into the NGAS Gathering system, enabling us to bring a backlog of unconnected wells on line sequentially. After exceeding available compression capacity for Leatherwood production, we installed an additional compressor in the fourth quarter of 2006. As of year end, we had 193 wells producing to sales in Leatherwood, with daily gross production of nearly 6.0 Mmcf. While we adequately sized our field-wide compression requirements, a pressure backup has recently constrained gas flows from new wells at the end of the field, which extends over 40 miles through three counties in eastern Kentucky. We are currently adding a five-mile upgrade of our main suction line to the compressors. The upgrade is scheduled for completion early the second quarter of 2007 and is expected to significantly increase gas flows from new Leatherwood wells at the perimeter of the field.
          Expansion of Fonde Position and Infrastructure. During 2006, we added 33,900 acres to our position in the Fonde field, where we drilled 22 wells during the year. Our gathering systems for Fonde wells are connected to a third-party pipeline system, and our production has historically been limited by pipeline capacity constraints to 700 Mcf per day. We are currently adding new facilities to provide deliverability for Fonde production into the NGAS Gathering system through a 17-mile, six-inch steel line scheduled for completion in the third quarter of 2007.
          Arkoma Basin Development. In November 2005, we acquired the CBM assets of Dart Energy Corporation covering approximately 14,000 gross (3,500 net) acres in the Arkoma basin within Sebastian County, Arkansas and Leflore County, Oklahoma. We also acquired a 25% interest in a limited liability company that owns and operates the gathering system servicing the project area. The purchase price for the acquired CBM interests and gas gathering assets was $11.4 million. We also entered into a series of farmout agreements with CDX Gas, LLC, the operator of this project, covering its majority (75%) interest in new wells within the project area. Under the farmout terms, we assumed all of the future developments costs for project wells and granted CDX a carried working interest for 25% of its position, increasing to 50% of its position after payout of the wells. We participated in nine horizontal CBM wells since acquiring our Arkoma position, including six wells drilled in the Arkansas sector during 2006, with estimated gross reserves of 920 Mmcf per well at year end.
          Purchase and Sale of Royalty Interests. In August 2006, we acquired overriding royalty interests averaging 2.25% under our farmout with Amvest Gas Resources for properties we operate in Harlan County, Kentucky and Lee County, Virginia. The purchase price for the acquired interests, together with related participation and pipeline capacity rights, was $1.5 million. We sold the overriding royalty interests to a third party in the third quarter of 2006 for $2.0 million, resulting in a pre-tax gain of $492,000.
          Expansion of Credit Facility. In September 2006, we replaced our credit facility with a new senior secured revolving credit facility with KeyBank National Association, as agent and primary lender. Our prior facility with KeyBank had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a borrowing base of $50 million at year end. The new facility provides us with greater flexibility to meet our capital expenditure requirements and fund strategic opportunities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
          Monetization of Williston Basin Position. In November 2006, we completed the sale of our oil and gas lease position in the Williston basin for $4.8 million. We assembled the position under a leasing program we initiated in 2005, targeting the southwestern portion of Dunn County, North Dakota. At the time of the sale, our Williston position aggregated 18,411 gross (14,864 net) areas. The transaction resulted in an after-tax gain of approximately $1.6 million.

Regional Advantages
          Our proved reserves, both developed and undeveloped, are concentrated in the southern portion of the Appalachian basin. This is one of the oldest and most prolific natural gas producing areas in the United States. Typically, natural gas wells in this part of the Appalachian basin recover between 100 to 500 Mmcf of reserves per drilling unit. The natural gas production is environmentally friendly because it is substantially free of sulfur compounds, carbon dioxide or other chemical impurities. In addition, most of these wells produce no water with the gas production. This helps us minimize production (lifting) costs. Appalachian gas also has the advantage of high energy (Dth) content, ranging from 1.1 to 1.3 Dth per Mcf. Our gas sales contracts provide upward adjustments to index based pricing for throughput with an energy content above 1 Dth per Mcf, resulting in realized premiums averaging 17% over normal pipeline quality gas. Our proximity to major east coast markets generates further realization premiums above Henry Hub spot prices, contributing to enhanced cash flows and long term returns on investment.
Drilling Operations
          Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during the last three years. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells drilled through our drilling programs, without giving effect to any reversionary interest we may subsequently earn in those programs. During the fourth quarter of 2006, we participated in 46 gross (16.8258 net) wells. Drilling results shown in the table for 2006 include 90 gross (24.7034 net) wells that were drilled by year end but were awaiting installation of gathering lines or extensions prior to completion.

	Development Wells			Exploratory Wells
Year Ended	Productive		Dry	Productive		Dry
December 31,	Gross	Net	Gross	Gross	Net	Gross

2006	193	56.3007	—	30	8.5330	3
2005	151	43.1590	—	4	1.1450	—
2004	140	39.7149	—	15	10.0000	—

Total	484	139.1746	—	49	19.6780	3

          Horizontal and Directional Drilling Initiatives. We recently implemented initiatives to leverage our core expertise with evolving technologies in horizontal and directional drilling, which may provide advantages in extracting tight gas from unconventional formations. In general, horizontal drilling techniques are designed to allow the well bore to stay in contact with the reservoir longer and to intersect more vertical fractures in the formation. Directional drilling techniques are used in deviated wells to reach targeted parts of a reservoir located at an angle from the platform. While substantially more expensive, horizontal and directional drilling may improve overall returns on investment by limiting the number of wells necessary to deplete an area through conventional drilling and reducing the costs and surface disturbances of multiple vertical wells. We began two of these initiatives late in 2005 and are encouraged by results to date.
•	Arkoma—CDX. We sponsored a drilling program in 2006 for six horizontal CBM wells in the Arkansas sector of the Arkoma—CDX field, which has drilling units up to twice the size permitted in the Oklahoma sector, where we had focused our initial five-well project in 2005. Four of the wells in the 2006 phase were producing to sales at year end, with current average daily production of over 500 Mcf per well. We expect to bring the remaining two wells on line in the near term upon completion of production lines. We also anticipate increased flow rates from all the Arkoma wells following the customary dewatering phase for CBM reservoirs in the region. An additional 10 horizontal wells are planned for this project during 2007.

•	West Virginia. We also participated through a separate 2006 drilling program in a mix of vertical and deviated wells drilled by another joint venture partner on its acreage in the central and western portions of West Virginia. Three of the wells were high-angle completions, with a 70% angle of penetration through the Devonian shale section. Casing completions for the deviated wells have delivered encouraging flow and pressure results, pending connection upon completion of production lines. We plan to participate in up to 100 new wells in the West Virginia project during 2007, including additional deviated wells.
•	Exploratory Initiatives. We sponsored a specialized exploratory drilling program late in 2005 on acquired tracts in the Illinois basin spanning approximately 15,500 acres in western Kentucky to test the New Albany shale formation, which has similar geologic characteristics to the Devonian shale in the Appalachian basin. The initial phase of the project targeted the shallow New Albany shale on the eastern rim of the basin. There were 30 test wells for this phase, including five wells drilled with horizontal legs averaging 2,500 feet. Although we drilled and tested all the wells in this phase below budget, we were not encouraged by the results, and we expensed the suspended well costs for three of the wells during 2006. Late in the year, we began a five-well test phase in the central portion of the Illinois basin, targeting the New Albany shale at greater depths through traditional vertical drilling. Treatment and flow testing on the first four wells in this second phase show promising results. We are currently drilling our eighth well in this phase and plan to continue the central Illinois basin project at a pace determined by ongoing results.
          Participation Rights. The leases and farmouts for some of our acreage in the Appalachian basin, primarily our Leatherwood field, are subject to third-party participation rights for up to 50% of the working interests in new wells drilled on the covered acreage. We had third-party participation in our Leatherwood wells for average working interests of 25.4% during 2006 and 28.75% during 2005. The exercise of these rights has proportionately reduced our working interest in Leatherwood wells drilled with third-party participants. To capitalize on our strategy for Leatherwood development, we have tailored our new drilling programs for tiered participation on a field-wide basis, retaining a 75% program interest in Leatherwood drilling initiatives sponsored in 2006.
Drilling Programs
          Drilling Program Structure. Most of our drilling operations are conducted through sponsored programs structured to share development costs, risks and returns on repeatable prospects and optimize tax advantages for private investors. To develop exploratory prospects with higher risk profiles, we generally rely on smaller, specialized drilling programs with strategic and industry partners or other suitable investors. Historically, we have conducted program operations under turnkey drilling contracts, requiring us to drill and complete the wells at specified prices. We were responsible under these turnkey arrangements for any drilling and completion costs exceeding the contract price, and we were entitled to any surplus if the contract price exceeded our costs. In view of increased demand and price volatility for drilling services and equipment, we changed the structure of our drilling programs in 2006 to cost-plus pricing designed to share this exposure with our outside investors and stabilize our margins for contract drilling operations.
          Drilling Program Benefits. Our structure for drilling program participation in our development initiatives helps us attract outside capital from private investors. This addresses the high capital costs of our business, enabling us to accelerate the development of our properties, generally without relinquishing control over drilling and operating decisions. The structure also provides economies of scale with operational benefits at several levels.
•	Expanding our drilling budget with outside capital from program investors enables us to compete for attractive properties by increasing our drilling commitments and to maintain a larger and more capable staff than we could otherwise support if we were operating solely for our own account. It also leverages our buying power for drilling services and materials, resulting in lower overall development costs.

•	Accelerating the pace of development activities through our drilling programs expands the production capacity we can make available to gas purchasers, contributing to higher and more stable sales prices for our production.

•	By conducting exploratory operations through specially tailored programs, we expand our inventory of developmental locations with lower risk profiles for subsequent programs, while adding to our proved reserves, both developed and undeveloped.

•	Our drilling program strategy substantially increases the number of wells we could drill solely for our own account, diversifying the risks of drilling operations.

          Drilling Program Investments. In addition to managing program operations, we invest in each drilling program on substantially the same terms as outside investors. We contribute capital to each program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach payout, which ranges from 100% to 110% of partners’ investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. In 2006, we sponsored four new drilling programs under our cost-plus pricing structure. They include two drilling programs launched in the second half of 2006 for a total of 119 wells in four of our major Appalachian fields. We are participating with a 75% program interest in 63 new Leatherwood wells being drilled for these programs, a 60% program interest in Amvest and Martin’s Fork, 25% in Straight Creek and 20% in our Fonde initiatives. Earlier in the year, we also sponsored a program for 50 natural gas wells on acreage controlled by a joint venture partner in West Virginia and a program for six horizontal CBM wells drilled by another joint venture partner in the Arkoma basin. We have a 25% stake in the West Virginia program and a 12.5% share of the Arkoma drilling program. See Properties — Significant Fields.
          Drilling Program Financings. The following table summarizes our financing activities through private placements of interests in sponsored drilling programs during the last two years.

		Drilling Program Capital
	Total Wells	Outside	Our	Total
Drilling Programs:	Contracted	Contributions	Contributions	Capital

2006:
Development	175	$33,271,236	$24,179,168	$57,450,404

2005:
Development	130	31,850,000	13,650,000	45,500,000
Specialized	53	12,243,828	5,451,472	17,695,300

Subtotal	183	44,093,828	19,101,472	63,195,300

Total	358	$77,365,064	$43,280,640	$120,645,704

          Drilling Contracts. We drill and operate most of our wells under drilling contracts with sponsored drilling programs. We do not operate any of the rigs or drilling equipment used in performing these contracts, relying instead on specialized subcontractors or joint venture partners for all drilling and completion work. This enables us to streamline our operations and conserve capital for our drilling program investments, infrastructure extensions and property acquisitions, while generally retaining control over all geological, drilling, engineering and operating decisions. The geological characteristics of our properties enable us to drill most of our Appalachian wells in seven to ten days, although we usually defer completion operations until gathering lines for new wells are in place. Under the terms of our drilling contracts, we serve as the operator for most of our properties at monthly rates up to $300 for each gas well and $550 for each well that produces oil. We perform regular inspection, testing and monitoring functions on our operated wells and gathering systems with our own personnel.
          Conversion Rights of Program Participants. The partnership agreements for most of our drilling programs organized between 2000 and 2005 provide program participants with the right, exercisable for 90 days at the end of the fifth through ninth years following the program’s organization, to convert their program interests into our common shares at prevailing market prices. Any converted program interests will be valued at their proportionate share of the program’s year-end oil and gas reserves, based on the standardized measure of discounted future net cash flows from those reserves, as reflected in the program’s year-end reserve report from independent petroleum engineers. Each program participant’s annual conversion right is limited to 49% of his program interest. The conversion rights in all programs are also limited in any year to 19% of our common shares then outstanding.

Producing Activities
          Production Profile. Most of our Appalachian wells share a relatively predictable production profile, producing high quality natural gas at low pressures from several pay zones. Wells in this region generally demonstrate moderate annual production declines throughout their economic life, which may continue for 25 years or more without significant remedial work or the use of secondary recovery techniques.
          Production Volumes. We increased our production volumes in 2006 by 57% over 2005 levels to a record 2.9 Bcfe. Our production in the fourth quarter of 2006 was 0.782 Bcfe, reflecting volumetric growth of 54% on a period-over-period basis and 13% above production for the third quarter of 2006. The following table shows our total net oil and gas production volumes during the last three years.

	Year Ended December 31,
Production:	2006	2005	2004

Oil (Bbl)	40,938	39,959	12,395
Natural gas (Mcf)	2,622,474	1,583,922	786,280

Natural gas equivalents (Mcfe)	2,868,102	1,823,673	860,653

     Production Prices and Costs. Our production revenues and estimated oil and gas reserves are substantially dependent on prevailing market prices for natural gas, which comprises 97% of our proved reserves on an energy equivalent basis at December 31, 2006. Although natural gas prices are subject to wide fluctuations in response to relatively minor changes in supply and demand, weather conditions and many other factors, we have benefited from a market-wide rebound in domestic natural gas prices in the last few years. Our sales prices also reflect the high energy content of our Appalachian production, which generally commands a premium averaging 17% over normal pipeline quality gas. Our proximity to major east coast markets generates further realized premiums above Henry Hub spot prices.
     The following table shows the average sales prices and lifting costs for our oil and gas production during the last three years. Average sales prices for our natural gas do not reflect certain transportation charges for some of our production during the reported periods. During 2006, these transportation charges ranged from approximately $0.29 to $0.62 per Dth.

Average Sales Prices and Lifting Costs:	Year Ended December 31,
	2006	2005	2004
Average sales price:
Natural gas (per Mcf)	$8.23	$9.02	$6.70
Oil (per Bbl)	59.60	48.36	35.99

Lifting costs (per Mcfe)	1.05	0.68	0.50
Gas Gathering and Transmission Operations
          We construct and operate field-wide gas gathering facilities to provide compression, connection and local distribution capabilities for most of our Appalachian wells. As of December 31, 2006, our field-wide gas gathering facilities spanned 414 miles, including over 103 miles of gathering and production lines added in 2006. We receive fees up to $0.50 per Mcf for gathering third party production through our field-wide facilities, and we recently added a gas compression and dehydration fee of $0.15 per Mcf. To enhance deliverability from our field-wide facilities, we acquired an open-access gas gathering system in March 2006 through our NGAS Gathering subsidiary. The NGAS Gathering systems spans 116 miles in southeastern Kentucky and southwestern Virginia, expanding our total gas gathering position to 530 miles at year end. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. Most of our Appalachian production is now delivered through the NGAS Gathering system. We receive fees for transporting third-party production through the NGAS Gathering system at a current rate of $0.64 per Mcf. See Strategic Initiatives.

Customers
          Natural Gas Sales. We sell our natural gas production primarily to various unaffiliated gas marketing intermediaries. In addition to gas marketing services, these firms generally provide gas transportation arrangements and perform revenue receipt and related services. Our customers also include pipelines and transmission companies. During 2006, approximately 35% of our natural gas production was sold under fixed-price contracts at rates ranging from $5.88 to $9.85 per Dth, before certain transportation charges. The balance of our natural gas production for the year was sold primarily at prices determined monthly under formulas based on prevailing market indices.
     Crude Oil Sales. Production from our oil wells is sold primarily to local refineries. Our oil production is generally picked up and transported by our customers from storage tanks located near the wellhead. Sales are generally made at posted field prices, net of transportation costs.
          Utility Sales. Through our Sentra subsidiary, we own and operate distribution systems for retail sales of natural gas to two communities in southcentral Kentucky. As a public utility, Sentra’s gas sales are regulated by the Kentucky Public Service Commission. As of December 31, 2006, Sentra had 214 customers, many of which were commercial and agri-business accounts. Demand for these services has benefited from continued growth in the acceptance and use of natural gas by participants in the poultry industry, which is a major segment of the economy in Sentra’s service areas.
Competition
          Competition in the oil and gas industry is intense, particularly for the acquisition of producing properties and proved undeveloped acreage. Independent oil and gas companies, drilling and production purchase programs and individual producers and operators actively bid for desirable oil and gas properties and for the equipment and labor required to develop and operate them. Substantial increases in natural gas prices over the last few years have heightened the demand, competition and cost for these resources. Many industry competitors have exploration and development budgets substantially greater than ours, potentially reducing our ability to compete for desirable properties. To compete effectively, we have structured our business to capitalize on our experience and strengths. We maintain a focused acquisition strategy and disciplined approach to drilling, with a view to consolidating our position as a niche developer and building our track record as a producer in our operating areas.
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
          Federal Regulation. The sale and transportation of natural gas in interstate commerce is subject to regulation under various federal laws administered by the Federal Energy Regulatory Commission (FERC). Historically, these laws included restrictions on the selling prices for specified categories of natural gas sold in first sales, both in interstate and intrastate commerce. While these restrictions were removed in 1993, enabling sales by producers of natural gas and all sales of crude oil to be made at market prices, federal legislation reinstituting price controls could be adopted in the future.
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
          We conduct our drilling and production activities to comply with all applicable environmental regulations, permits and lease conditions, and we monitor subcontractors under our drilling contracts for environment compliance. While we believe our operations conform to those conditions, we remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators of properties in which we own interests. In any of those events, we could be exposed to liability for clean-up costs or damages in excess of insurance coverage, and we could be required to remove improperly disposed waste, remediate property contamination or undertake plugging operations to prevent future contamination.
          Occupational Safety Regulations. We are subject to various federal and state laws and regulations intended to promote occupational health and safety. Although all of our wells are drilled by independent subcontractors under our drilling contracts, we have adopted environmental and safety policies and procedures designed to protect the safety of our own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. This program includes regular field inspections of our drill sites and producing wells by members of our operations staff and internal assessments of our compliance procedures. We consider the cost of compliance a manageable and necessary part of our business.
Employees
          As of December 31, 2006, we had 106 full-time employees. Our staff includes professionals experienced in geology, petroleum engineering, land acquisition, finance, accounting and law. None of our employees are represented by a union. We have never experienced an interruption in operations from any kind of labor dispute, and we consider the working relationships among the members of our staff to be excellent.

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
Dependence on Capital Markets
          Our business involves significant ongoing capital requirements. The rate of production from oil and gas properties declines as reserves are depleted. Without the capital to fund ongoing development activities, our proved reserves would decline as oil and gas is produced from our proved developed reserves. Our long term performance and profitability depends not only on developing our existing oil and gas reserves, but also on our ability to find or acquire additional reserves that we can develop and operate efficiently and finance on acceptable terms.
Financial Leverage
          We are substantially leveraged, and our ability to repay or refinance our debt will be subject to our future performance and prospects as well as market and general economic conditions beyond our control. We issued $37 million principal amount of convertible notes in December 2005. They will mature in December 2010 unless previously redeemed by us or converted by the holders into our common stock. We also maintain a credit facility secured by liens on our interests in most of our producing wells. The facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a borrowing base of $50 million at December 31, 2006. We may increase the facility for future acquisitions or capital expenditures. Because our business is capital intensive, we will likely be dependent on additional financing to repay our outstanding long term debt at maturity. There can be no assurance that we will be able to secure the necessary refinancing on acceptable terms.
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

Affect of Future Sales on Market Price for Common Stock
          Sales of substantial amounts of our common stock could depress its market price. As of December 31, 2006, there were 21,788,551 shares of our common stock issued and outstanding. If all our convertible notes, stock options and warrants outstanding at year end are converted or exercised, there will be an additional 5,405,195 shares of our common stock outstanding. All of these shares are eligible for public resale without restrictions. Sales of substantial amounts of our common stock in the public market, or the perception that substantial sales could occur, could adversely affect prevailing market prices of the common stock.
Listing Requirements for Common Stock
          To remain eligible for trading on the Nasdaq National Market, we must meet various requirements, including corporate governance standards, specified shareholders’ equity and a market price above $1.00 per share. If our common stock were to be delisted, liquidity in the common stock would be impaired. Any delisting of our common stock would also be an event of default requiring us to redeem our outstanding convertible notes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
Proved Oil and Gas Reserves
          General. This report includes estimates of our proved oil and gas reserves and future net cash flows from those reserves as of December 31, 2006, 2005 and 2004. The reserves were estimated Wright & Company, Inc., independent petroleum engineers (Wright & Co.), in accordance with regulations of the Securities and Exchange Commission (SEC), using market or contract prices at the end of each reported period. These prices were held constant over the estimated life of the reserves. The following reserve estimates should be read in conjunction with supplementary disclosure on our oil and gas development and producing activities and oil and gas reserve data included in the footnotes to our consolidated financial statements at the end of this report.
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
          Reserve Quantities. The following table summarizes the estimates by Wright & Co. of our net proved reserves as of December 31, 2006, 2005 and 2004. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage where the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.
          At December 31, 2006, our proved undeveloped reserves represented 58.4% of our total estimated proved reserves (developed and undeveloped) on an energy equivalent basis, compared to 54.3% of total reserves at the end of 2005. Estimates of our proved undeveloped reserves are highly dependent on our ability to continue raising the capital needed to sustain the pace of drilling activities at assumed rates. The estimates are therefore subject to considerable uncertainty in view of the historic volatility in domestic natural gas markets and the importance of market strength in attracting investment capital.

	As of December 31,
Estimated Proved Reserves:	2006	2005	2004

Natural gas (Mcf)
Proved developed	39,349,733	32,606,391	33,104,534
Proved undeveloped	58,855,060	40,647,601	31,192,985

Total natural gas (Mcf)	98,204,793	73,253,992	64,297,519

Crude oil (Bbl)
Proved developed	438,754	299,741	286,136
Proved undeveloped	13,815	28,955	9,992

Total crude oil (Bbl)	452,569	328,696	296,128

Total gas equivalents (Mcfe)	100,920,207	75,226,168	66,074,287

          Reserve Values. The following table summarizes the estimates by Wright & Co. of future net cash flows from the production and sale of our estimated proved reserves and the present value of those estimated cash flows, discounted at 10% per year, as of December 31, 2006, 2005 and 2004. The estimated future net cash flows are computed after giving effect to estimated future development and production costs, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of future net cash flows gives effect to future income taxes on discounted future cash flows based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits.
          The prices used in the following estimates were based on prices we received for our oil and gas production at the end of each reported period, without escalation. The prices as of December 31, 2006 had a weighted average of $6.15 per Mcf of natural gas and $56.88 per barrel of crude oil, compared to $12.39 per Mcf of natural gas and $54.65 per barrel of crude oil December 31, 2005 and $6.89 per Mcf and $43.23 per Bbl at December 31, 2004. The estimates are highly dependent on the year-end prices used in their computation. In view of historic volatility in domestic natural gas and crude oil markets, those estimates are subject to considerable uncertainty.
          In computing the present value of the estimated future net cash flows, a discount factor of 10% was used in accordance with SEC regulations to reflect the timing of net cash flows. Regardless of the discount rate used, present value is materially affected by assumptions on the timing of future production, which involve a number of uncertainties.

(In thousands)

Estimated Future Net Cash Flows	Year Ended December 31,
From Proved Reserves:	2006	2005	2004

Undiscounted future net cash flows	$261,146	$505,288	$227,071
10% annual discount for estimated timing of cash flows	(179,813)	(297,640)	(134,704)

Standardized measure of discounted future net cash flows	$81,333	$207,648	$92,367

          We have not filed any estimates of our proved oil and gas reserves with any federal authority or agency during the past year other than estimates filed with the SEC in accordance with our reporting obligations under the Securities Exchange Act of 1934 (Exchange Act).
Oil and Gas Properties
          Oil and Gas Interests. As of December 31, 2006, we owned oil and gas development rights under leases and farmouts covering 76,603 gross (27,148 net) developed acres and 225,518 gross (191,119 net) undeveloped acres, all located onshore within the continental United States. Our oil and gas leases and farmouts are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions, none of which is expected to materially interfere with our development or operation of these properties. Some of our farmouts provide the lease holders or mineral interest owners with participation rights, which have been exercised in our Leatherwood field for average working interests of 25.4% in wells drilled during 2006 and 28.75% during 2005. See Business — Drilling Operations — Participation Rights. The following table shows our ownership interests under oil and gas leases and farmout agreements, by state, as of December 31, 2006.

	Developed(1)		Undeveloped(2)
Property Location:	Gross Acres	Net Acres	Gross Acres	Net Acres

Kentucky	65,353	23,132	167,998	142,799
Tennessee	1,098	289	39,090	33,227
Virginia	2,172	2,087	12,410	10,548
Arkansas	5,853	1,214	6,020	4,545
Oklahoma	2,127	426	—	—

Total	76,603	27,148	225,518	191,119

(1)	Acres spaced or assignable to productive wells.

(2)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether that acreage contains proved reserves.
          Productive Wells. The following table shows, by state, our gross and net productive oil and gas wells as of December 31, 2006. The table does not include 116 gross (65.5924 net) wells that were drilled by year end but were awaiting installation of gathering lines prior to completion.

	Gas Wells		Oil Wells		Total
Well Location:	Gross	Net	Gross	Net	Gross	Net

Kentucky	772	342.612	15	11.186	787	353.798
Arkansas	45	10.972	—	—	45	10.972
Virginia	25	23.212	1	1.000	26	24.212
West Virginia	18	1.165	—	—	18	1.165
Oklahoma	13	3.741	—	—	13	3.741
Louisiana	—	—	3	0.342	3	0.342
Tennessee	2	0.509	—	—	2	0.509

Total	875	382.211	19	12.529	894	394.740

          Significant Fields. Our producing properties and associated development prospects are concentrated in the southern portion of the Appalachian basin. The following table shows estimated proved reserves from our interests in our Appalachian and other fields as of December 31, 2006.

	Proved Reserves at December 31, 2006
	Developed		Undeveloped
Field:	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Leatherwood	9,645,280	6,240	26,363,748	—
Arkoma — CDX	6,068,459	—	8,374,873	—
SME — Amvest	5,043,602	210,327	4,637,657	—
SME — Martin’s Fork	4,775,267	39,342	3,625,250	—
Straight Creek	4,638,444	31,401	7,701,828	—
Kay Jay	3,144,688	2,287	2,686,250	—
Fonde	2,345,198	3,163	3,046,453	—
All other fields	3,688,795	145,994	2,419,001	13,815

Total	39,349,733	438,754	58,855,060	13,815

          Additional information about our significant fields is summarized below. Unless otherwise indicated, well counts, production volumes and reserve data are provided as of December 31, 2006.
          Leatherwood. The Leatherwood field covers approximately 59,000 acres, extending 40 miles through Letcher, Perry, Leslie and Harlan Counties in eastern Kentucky. We acquired our interests in this field during 2002 under a farmout agreement with the mineral interest owners. At that time, there was no gas gathering infrastructure in this region, which has a history as an active coal producing district. During 2003, we formed a specialized drilling program for 25 exploratory wells to test five natural gas pay zones within this field at depths between 3,500 and 5,300 feet. These wells were all successful, producing from the Maxon sand, Big Lime and Devonian shale formations. Through subsequent drilling programs, we have drilled an additional 188 development wells in Leatherwood, for a total of 213 wells. As of year end, we had 193 wells in Leatherwood producing to sales through the NGAS Gathering system, with total daily gross production of 5,997 Mcf.
          We completed the construction of a 23-mile gathering system for our Leatherwood wells and a 16-mile line that connects them to the NGAS Gathering system late in 2005, enabling us to bring a backlog of unconnected wells on line sequentially. After exceeding available compression capacity for Leatherwood production, we installed an additional compressor in the fourth quarter of 2006. While this gave us the compression capacity to bring new Leatherwood wells on line, a pressure backup at the end of the field with most of our existing production has required us to add a five-mile upgrade to the main suction line to the compressors. The upgrade is scheduled for completion early the second quarter of 2007 and is expected to significantly increase gas flows from new Leatherwood wells at the perimeter of the field.

          Our farmout for Leatherwood had a 200-well drilling commitment, which we satisfied ahead of schedule in 2006. The farmout provides the mineral interest owners with participation rights for up to 50% of the working interest in new wells. The participation rights under the farmout were exercised for average total working interests of 25.4% in wells drilled during 2006 and for 28.75% during 2005. The exercise of these rights has proportionately reduced our working interest in Leatherwood wells drilled with third-party participants. To capitalize on our strategy for Leatherwood development, we tailored our core drilling programs in 2006 for tiered participation on a field-wide basis, retaining a 75% program interest in Leatherwood. Estimated proved reserves from our interests in Leatherwood are 27% proved developed.
          Arkoma—CDX. The Arkoma—CDX field is a coalbed methane project covering approximately 14,000 acres in the Arkoma basin within Sebastian County, Arkansas and Leflore County, Oklahoma. Initial development of the project began in 2001 through a joint venture between CDX Gas, LLC, with a 75% stake, and Dart Energy Corporation, with a 25% interest. The joint venture drilled a total of 15 vertical and 33 horizontal CBM wells, with average daily gross production slightly over 7.0 Mmcf at November 1, 2005. Effective as of that date, we acquired Dart Energy’s 25% interest in the Arkoma—CDX field, including its 25% interest in the gathering system for the project area. Earlier in the fourth quarter of 2005, we entered into a farmout agreement with CDX for 90% of its majority (75%) interest in a minimum of 32 drilling locations on the Arkoma—CDX acreage. Under the terms of the farmout agreement, we assumed 100% of future developments costs attributable to the CDX working interest and granted CDX 25% carried working interest, increasing to 50% after payout of project wells. Combined with our interests from the Dart Energy acquisition, our CDX farmout gives us an overall position of approximately 73% in future development of the Arkoma—CDX field.
          Through a specialized drilling program we sponsored in the third quarter of 2005, CDX drilled 4 CBM wells on locations in the Oklahoma sector of the Arkoma—CDX field, and one horizontal well in the Arkansas sector, which has drilling units up to twice the size permitted on the Oklahoma acreage. We launched a second program in the second quarter of 2006 to exploit the Arkansas sector of the field, which spans approximately 11,500 acres. We participated with a 12.5% program interest in both initiatives. At year end, we had 9 program wells online with total daily gross CBM production of 3,119 Mcf, and the remaining wells were awaiting connection upon installation of production lines. Estimated proved reserves from our interests in the Arkoma—CDX field are 42% proved developed.
          SME. We acquired our interests in the SME fields, including existing wells and infrastructure, during the fourth quarter of 2004. These fields are divided between Amvest, spanning approximately 33,000 acres in Harlan County, Kentucky and Lee County, Virginia, and Martin’s Fork, with approximately 41,000 acres in Harlan County, Kentucky. Amvest produces from the Big Lime, Weir sand and Devonian shale formations at depths between 3,800 and 5,500 feet. Martin’s Fork produces from the Big Lime, Devonian shale and Clinton formations at depths between 3,200 and 6,500 feet. Oil is also produced from the Weir sand and the Big Lime formation in Amvest and the Big Lime in Martin’s Fork. Our interests in the SME fields are subject to annual drilling commitments for four wells in Amvest and two wells in Martin’s Fork. Since acquiring our interests in SME, we have drilled a total of 26 wells on this acreage through several drilling programs. At year end, we had a total of 62 wells in Amvest and 64 wells in Martin’s Fork producing to sales, with daily gross production aggregating 3,016 Mcfe. We operate all the wells and produce all natural gas in these field through the NGAS Gathering system. Estimated proved reserves from our interests in the SME fields are 58% proved developed.
          Straight Creek. The Straight Creek field is located adjacent to the Big Sandy Gas field on the north side of the Pine Mountain fault system in Bell and Harlan Counties, Kentucky. We have interests in approximately 27,000 acres in this field. In addition to several wells we acquired in this field during 2004, we have drilled 156 wells in Straight Creek, which produce from the Maxon sand, the Big Lime, Devonian shale, Corniferous and Big Six sand formations at depths between 3,200 and 4,700 feet. We operate all of the wells and a 16-mile gathering system we completed in 2005 to enhance our Straight Creek production through compression into the NGAS Gathering system. A total of 162 wells in Straight Creek were producing to sales at year end, with daily gross production of 3,243 Mcf. Estimated proved reserves from our interests in the Straight Creek field are 39% proved developed.
          Kay Jay. The Kay Jay field spans portions of Knox and Bell Counties in eastern Kentucky. Our interests in the field include drilling rights on approximately 11,500 acres acquired as a farmout in 1996, with an ongoing annual drilling commitment for four wells, and an additional 15,500 acres subsequently assembled under a leasing program for this field. We have drilled 152 wells in Kay Jay, which produce natural gas from the Maxon sand, Big Lime, Borden, Devonian shale and Clinton formations at depths ranging from 2,200 to 3,200 feet. Oil is also produced from the Maxon sand. We operate all of our Kay Jay wells and own all of the field-wide gathering facilities for their production. Our gathering facilities are currently connected to their-party pipeline systems. We had a total of 193 wells in Kay Jay producing to sales at year end, with daily gross gas production of 2,767 Mcf. Estimated proved reserves from our interests in the Kay Jay field are 54% proved developed.
          Fonde. The Fonde field spans portions of Bell County, Kentucky and Claiborne County, Tennessee, located just northeast of the Days Chapel field, formerly one of the most prolific oil fields in the region. We acquired our initial position on approximately 4,900 acres during 1996. Since that time, we have assembled approximately 44,000 additional acres in this field under a series of farmouts and leases. The Fonde field produces natural gas from the Big Lime and Devonian shale formations at depths up to 4,500 feet and crude oil from the Big Lime. We have drilled a total of 53 Fonde wells for several sponsored programs, including 22 wells in 2006. Our gathering facilities for Fonde wells are connected to a third-party pipeline system, and our production has historically been limited by pipeline capacity constraints to 700 Mcf per day. We are currently adding new facilities to provide deliverability for Fonde production into the NGAS Gathering system through a 17-mile, six-inch steel line scheduled for completion in the third quarter of 2007. Estimated proved reserves from our interests in Fonde are 44% proved developed.
Gold and Silver Properties
          We own rights to gold and silver properties located on Unga Island, one of the Shumagin Islands on the easterly island group in the Aleutian Chain, 579 miles southwest of Anchorage, Alaska. The mining properties cover approximately 381 acres situated six miles from Sand Point, Alaska. Our interests in these properties are comprised of various federal patented lode and mill site claims covering approximately 280 acres and several State of Alaska mining claims covering approximately 101 acres. There are inferred but no defined mineral reserves for either of these claims. While we continue to expend required funds for maintaining our interests in these claims, we stopped all exploratory work on the properties in 1996 and elected to write off their remaining carrying value for accounting purposes in 2000.
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
Office Facilities
          We lease 13,852 square feet of commercial space for our principal and administrative offices in Lexington, Kentucky at monthly rents ranging from $20,931 to $21,008 through the end of the lease term in February 2008. This reflects expansion of our offices under lease modifications we implemented during the last several years.
Item 3. Legal Proceedings
          We are involved in several legal proceedings incidental to our business, none of which is considered to be material to our consolidated financial position, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
          No proposals were submitted for approval by our shareholders during the fourth quarter of 2006.

Part II
Item 5. Market for Common Stock and Related Security Holder Matters
Trading Market
          Since January 2006, our common stock has traded on the Nasdaq National Market in the United States under the symbol NGAS. Our common stock was previously traded on the Nasdaq SmallCap Market under the same symbol. The following table shows the range of high and low bid prices for our common stock for the periods indicated, together with the average daily trading volume, as reported by Nasdaq. These quotations represent inter-dealer prices, without mark-ups or commissions, and they may not necessarily correspond to actual sales prices.

		Bid Prices		Average Daily
		High	Low	Volume

2005	First quarter	$6.39	$4.17	249,765
	Second quarter	6.47	4.15	139,297
	Third quarter	14.59	5.92	969,652
	Fourth quarter	15.86	9.06	1,725,066

2006	First quarter	$12.35	$7.16	921,868
	Second quarter	9.40	6.86	467,321
	Third quarter	9.95	6.54	613,799
	Fourth quarter	8.25	6.38	348,581

2007	First quarter (through March 5th)	$7.25	$6.02	278,296
Security Holders
          As of March 5, 2007, there were 2,836 holders of record of our common stock. We estimate there were approximately 7,500 beneficial owners of our common stock as of that date.
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
Item 6. Selected Financial Data
          Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All of our oil and gas operations are conducted within the continental United States, and all amounts reported in the consolidated financial statements are in U.S. dollars. We are organized at the parent company level under the laws of British Columbia, and we previously prepared our consolidated financial statements in accordance with accounting principles generally accepted in Canada (Canadian GAAP). The laws of British Columbia were changed in 2005 to permit publicly held U.S. reporting companies organized in that jurisdiction to elect U.S. GAAP and engage U.S. auditors. We made this election at the beginning of 2006. Our adoption of U.S. GAAP did not have a material effect on our reported financial condition or results for prior periods and did not require us to restate any previously issued financial statements, which included reconciliations between items with different treatment under Canadian and U.S. GAAP.

          The following table presents our summary selected consolidated financial data as of and for each of the five years ended December 31, 2006. The financial data is derived from our audited consolidated financial statements, which have been audited by Hall, Kistler & Company LLP for 2006 under U.S. GAAP and by Kraft Berger LLP for prior years under Canadian GAAP. The summary selected consolidated financial data set forth below as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 should be read in conjunction with our consolidated financial statements and related notes included at the end of this report and with the discussion following the table, which presents management’s analysis of events, factors and trends with an important effect or prospective impact on our financial condition and results of operations.
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Total revenues	$79,820	$62,228	$47,980	$27,444	$8,405
Direct expenses	49,361	40,477	33,047	13,753	4,084
Net income	1,992	953	1,612	3,660	635
Net income per common share (basic)	0.09	0.05	0.12	0.46	0.12
Weighted average common shares outstanding	21,511	17,351	13,994	8,033	5,344

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Current assets	$24,656	$34,016	$16,426	$26,347	$7,884
Current liabilities	25,484	34,880	19,693	15,015	9,398
Working capital (deficit)	(828)	(864)	(3,267)	11,332	(1,514)
Total assets	178,219	146,774	89,127	46,068	19,711
Total liabilities	101,862	74,546	47,985	20,012	13,425
Shareholders’ equity	76,357	72,227	41,142	26,056	6,286
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          We are an independent energy company focused on generating and developing natural gas prospects in Appalachia and other unconventional basins with similar geologic characteristics. We develop our prospects through our operating subsidiaries and our interests in sponsored drilling programs. All of our direct and indirect subsidiaries are wholly owned. We maintain a combined interest as both general partner and an investor in our drilling programs ranging from 12.5% to 75%, with additional reversionary interests after specified distribution thresholds are reached. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. Through our operating subsidiaries, we also control the gas gathering and transmission facilities for our core Appalachian properties, providing deliverability directly from the wellhead to interstate pipelines serving major east coast natural gas markets, and we operate natural gas distribution facilities for two communities in Kentucky.
Results of Operations — 2006 and 2005
          Revenues. The following table shows the components of our revenues for 2006 and 2005, together with their percentages of total revenue in 2006 and percentage change on a year-over-year basis.

	Year Ended December 31,
		% of		%
	2006	Revenue	2005	Change

Contract drilling	$50,108,545	63%	$43,787,075	14%
Oil and gas production	24,233,102	30	16,317,144	49
Gas transmission and compression	5,478,642	7	2,123,870	158

Total	$79,820,289	100%	$62,228,089	28%

          Our revenue mix for 2006 reflects our ongoing strategy for transitioning to a production based business, with oil and gas sales accounting for 30% of total revenues, compared to 26% of total revenues in 2005. We expect this trend to continue as we execute our initiatives for long term production growth by expanding our infrastructure and acreage position in core fields, and accelerating our development of these properties through sponsored drilling programs.
          Contract drilling revenues reflect both the size and the timing of our drilling program financings. Although we receive the proceeds of these financings as customers’ drilling deposits under drilling contracts with our programs, we recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. We participated in 46 gross (16.8258 net) wells in the fourth quarter of 2006, and a total of 226 gross (65.4577 net) wells for the year as a whole. During the first quarter of 2006, most of the wells were drilled under our turnkey contracts with programs sponsored late in 2005. For our 2006 programs, we implemented a cost-plus structure as part of our strategy for reducing exposure to price volatility in drilling services and supplies. We also tailored these programs for tiered participation on a field-wide basis, retaining program interests of 75% in Leatherwood development and from 12.5% to 60% for program initiatives in other fields. Two programs for development of our core Appalachian fields were sponsored in the second half of the year, contributing to a significant ramp up in revenues from this sector. With all of our turnkey obligations from prior programs fulfilled, we expect margins for this sector to stabilize from our ongoing cost-plus drilling operations.
          Our growth in production revenues reflects an increase of 57% in production volumes to 2,868 Mmcfe in 2006, with a 9% decline in our average sales price of natural gas (before certain transportation charges) to $8.23 per Mcf. Our volumetric growth reflects added production from our interests in Arkoma—CDX wells acquired late in 2005 and from new wells brought on line in all our operating areas during 2006, including 144 wells connected in our Leatherwood field during the year. We anticipate ongoing volumetric growth as we continue to upgrade our infrastructure and bring our new wells in Leatherwood and other key fields on stream. Principal purchasers of our production are gas marketers and customers with transmission facilities near our producing properties. Approximately 35% of our natural gas production in 2006 was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
          Gas transmission and compression revenues were driven by fees totaling $2,754,498 for moving third-party gas through our NGAS Gathering system, which we acquired in March 2006. This component of revenues also reflects additional gas gathering and compression fees for moving third-party Leatherwood production through field-wide facilities we completed late in 2005, together with contributions of $273,180 in 2006 from gas utility sales and $311,127 from our minority interest in a limited liability company that owns and operates the gathering system servicing the Arkoma—CDX field.
          Expenses. The following table shows the components of our direct and other expenses in 2006 and 2005. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Year Ended December 31,
Direct Expenses	2006	Margin	2005	Margin

Contract drilling	$39,231,521	22%	$34,731,234	21%
Oil and gas production	6,687,874	72	4,157,356	75
Gas transmission and compression	3,094,504	44	1,588,822	25
Impairment of oil and gas assets	346,718	N/A	—	N/A

Total direct expenses	$49,360,617	38%	$40,477,412	35%

Other Expenses (Income)		% Revenue		% Revenue

Selling, general and administrative	$13,201,107	17%	$11,251,759	18%
Options, warrants and deferred compensation	1,558,676	2	1,274,056	2
Depreciation, depletion and amortization	8,266,056	10	4,750,134	8
Interest expense, net of interest income	3,965,513	5	1,454,868	2
Gain on sale of assets	(3,197,834)	N/A	(21,367)	N/A
Other, net	519,692	1	222,036	—

Total other expenses	$24,313,210		$18,931,486

          Contract drilling expenses reflect the substantial level and complexity of our drilling initiatives. In 2006, these expenses were 78% of contract drilling revenues, compared to 79% in 2005. The margins for this sector reflect our transition from turnkey to cost-plus pricing for our new drilling programs, which we implemented in 2006 with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. We began to realize slight improvements in our margins for this sector in the second half of 2006 as we completed the transition to our-plus pricing structure. We expect these margins to stabilize from ongoing cost-plus drilling program operations.
          Production expenses in 2006 were driven by our substantial growth in production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. The increase in our production expenses was significantly offset by cost savings realized from ownership of the NGAS Gathering system acquired in March 2006, eliminating transportation fees during the balance of the year for our share of Leatherwood, Straight Creek and SME production delivered through the system. As a percentage of oil and gas production revenues, our production expenses increased to 28% in 2006 from 25% in the prior year, primarily reflecting lower margins for non-operated properties, lower gas sales prices and higher filed service costs.
          Gas transmission and compression expenses in 2006 were 56% of associated revenues, compared to 75% in 2005. The improvement in margins for this part of our business reflects substantial revenue growth from third-party fees generated by the NGAS Gathering system acquired in March 2006. Our gas transmission and compression expenses do not reflect our acquisition costs for that system or capitalized costs for extensions of our field-wide gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
          In the fourth quarter of 2006, we expensed part of our capitalized exploratory well costs for a project we began late in 2005 to test the New Albany shale formation on acquired tracts in the Illinois basin, with an impairment charge of $178,700 in the carrying value of our position. We also recognized a fourth quarter writedown of $168,018 for impairment of non-operated properties in Polk County, Texas.
          Selling, general and administrative (SG&A) expenses primarily reflect the timing and extent of our selling and promotional costs for sponsored drilling programs. On a year-over-year basis, SG&A expenses also reflect higher costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses.
          Non-cash charges for options, warrants and deferred compensation reflect the fair value method of accounting for employee stock options, which we adopted in 2004. Under this method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. We also recognized an accrual of $583,208 for deferred compensation cost.
          Depreciation, depletion and amortization (DD&A) is recognized under the units-of-production method, based on the estimated proved developed reserves of the underlying oil and gas properties and on a straight-line basis over the useful life of other property and equipment. The increase in DD&A charges reflects substantial additions to our oil and gas properties, gas gathering systems and related equipment, including our acquisition of the NGAS Gathering transmission system for $18 million in March 2006. It also reflects a fourth quarter adjustment to reflect a substantial increase in our depletion rate for 2006.
          Interest expense in 2006 increased from the addition of $37 million in convertible debt at the end of 2005 and higher overall bank borrowings, primarily to support our acquisition costs of $11.4 million for CBM assets in the Arkoma at the end of 2005, $18 million for the purchase of our NGAS Gathering system early in 2006 and capitalized costs of approximately $6.5 million for extensions and enhancements of our field-wide gas gathering systems throughout the year.
          The gain of $3,197,834 on the sale of assets in 2006 was generated primarily from two strategic transactions. The first transaction was a sale of our overriding royalty interests under a farmout for properties we operate in Harlan County, Kentucky and Lee County, Virginia. We had acquired these interests, together with related participation and pipeline capacity rights, for $1.5 million earlier in the year, and received $2.0 million for the sale of the royalty interests. In the second transaction, completed in the fourth quarter, we sold our oil and gas lease position in the Williston basin for $4.8 million, resulting in a gain of approximately $2.7 million. We had assembled the position under a leasing program we initiated in 2005. At the time of the sale, our Williston position aggregated 18,411 gross (14,864 net) areas.
          Income tax expense recognized in 2006 represents future tax liability at the operating company level. We have no current tax liability due to the utilization of intangible drilling costs (IDC) allocated from our active drilling programs.
          Net Income and EPS. We realized net income of $1,992,438 in 2006, compared to $952,756 in the prior year, reflecting the foregoing factors. Basic EPS was $0.09 based on 21,510,594 weighted average common shares outstanding in 2006 compared to $0.05 in 2005 based on 17,350,550 weighted average common shares outstanding. On a fully diluted basis, EPS for 2006 was $0.09 on 22,922,615 weighted average common shares.
Results of Operations — 2005 and 2004
          Revenues. The following table shows the components of our revenues for 2005 and 2004, together with their percentages of total revenue in 2005 and percentage change on a year-over-year basis.

	Year Ended December 31,
		% of		%
	2005	Revenue	2004	Change

Contract drilling	$43,787,075	70%	$40,693,850	8%
Oil and gas production	16,317,144	26	5,711,500	186
Gas transmission and compression	2,123,870	4	1,574,935	35

Total	$62,228,089	100%	$47,980,285	30

          Contract drilling revenues were $43,787,075 for 2005, up 8% from 2004. This reflects both the size and the timing of drilling program financings, from which we derive most of our contract drilling revenues. During 2005, we participated in 155 gross (44.3040 net) natural gas wells. Most of the wells were drilled under turnkey contracts with drilling programs we sponsored prior to our transition to a cost-plus pricing structure.
          The growth in production revenues for 2005 reflects an increase of 112% in our production volumes to 1,824 Mmcfe in 2005 from 861 Mmcfe in 2004. Part of our growth in production volumes resulted from our acquisitions of producing properties during 2005 and the fourth quarter of 2004. It also reflects added production from new wells brought on line in 2005, including 51 wells connected in our Leatherwood field during the year. In addition to higher volumes, the growth in production revenues reflects a 35% increase in our average sales price of natural gas (before certain transportation charges) to $9.02 per Mcf in 2005 from $6.70 per Mcf in the prior year. During 2005, approximately 30% of our natural gas production was sold under fixed-price contracts and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
          Gas transmission and compression revenues increased 35% to $2,123,870 in 2005. This reflects continued reliance by sponsored drilling programs on our field-wide gathering systems. During 2005, we extended these systems for new wells by over 140 miles. Our gas transmission and compression revenues also reflect contributions of $323,159 from gas utility sales in 2005 and $320,162 in the prior year.
          Expenses. The following table shows the components of our direct and other expenses for 2005 and 2004. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Year Ended December 31,
Direct Expenses	2005	Margin	2004	Margin

Contract drilling	$34,731,234	21%	$29,620,335	27
Oil and gas production	4,157,356	75	2,413,375	58
Gas transmission and compression	1,588,822	25	1,012,914	36

Total direct expenses	$40,477,412	35%	$33,046,624	31%

Other Expenses (Income)		% Revenue		% Revenue

Selling, general and administrative	$11,251,759	18%	$9,848,139	21
Options, warrants and deferred compensation	1,274,056	2	743,096	2
Depreciation, depletion and amortization	4,750,134	8	1,886,965	4
Interest expense, net of interest income	1,454,868	2	385,097	1
Gain on sale of assets	(21,367)	N/A	(1,542,607)	N/A
Other, net	222,036	—	107,515	—

Total other expenses	$18,931,486		$11,428,205

          Total direct expenses increased by 22% to $40,477,412 in 2005, compared to $33,046,624 in 2004. Our direct expense mix for 2005 was 86% contract drilling, 10% oil and gas production and 4% natural gas transmission and compression. For 2004, our total direct expenses were incurred 90% in contract drilling, 7% in oil and gas production and 3% in natural gas transmission and compression.
          Contract drilling expenses in 2005 were $34,731,234 or 79% of contract drilling revenues, compared to $29,620,335 or 73% of contract drilling revenues in 2004. This primarily reflects the substantial level and complexity of drilling activities under drilling contracts with sponsored drilling programs. It also reflects substantial costs for downhole problems on several wells during 2005 and costs incurred to add lifting equipment and surface facilities for handling oil produced from a number of wells completed during the year, primarily in our Straight Creek field.
          Production expenses were $4,157,356 in 2005, compared to $2,413,375 in 2004, reflecting our substantial growth in production volumes. As a percentage of oil and gas production revenues, production expenses decreased to 25% in 2005 from 42% in 2004.
          Gas transmission and compression expenses in 2005 were $1,588,822, compared to $1,012,914 in 2004. Gas transmission and compression expenses do not reflect capitalized costs of $12,796,342 in 2005 for extensions of our field-wide gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.

          SG&A expenses were $11,251,759 in 2005, an increase of 14% from $9,848,139 in 2004. The increase primarily reflects the timing and extent of our selling and promotional costs for sponsored drilling programs. Our higher SG&A expenses for 2005 also reflect costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased compensation and other employee related expenses. As a percentage of total revenues, SG&A expenses decreased to 18% in 2005 compared to 21% in the prior year.
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
          DD&A increased 152% to $4,750,134 in 2005, compared to $1,886,965 in 2004. The increase in DD&A reflects substantial additions to our oil and gas properties and gas gathering systems during 2005, as well as our SME acquisition in October 2004.
          Interest expense for 2005 was $1,725,250, up 153% from $682,235 in 2004. This reflects increased overall debt to support ongoing drilling and gas gathering initiatives. We also had higher variable rates for our bank debt in 2005. See Liquidity and Capital Resources below.
          Net income before income tax expense was $2,819,191 in 2005, compared to $3,505,456 in 2004. We recognized income tax expense of $1,866,435 in 2005, most of which was recorded as a future tax liability, reflecting application of a 15% allocation of IDC from our 2005 development drilling programs at the U.S. operating company level.
          Net Income and EPS. We realized net income of $952,756 in 2005, compared to $1,611,701 in 2004, reflecting the foregoing factors. Basic earnings per share (EPS) was $0.05 based on 17,350,550 weighted average common shares outstanding in 2005, compared to $0.12 based on 13,994,283 weighted average common shares outstanding in 2004. On a fully diluted basis, EPS was $0.05 on 19,126,555 weighted average common shares outstanding in 2005, compared to $0.10 on 16,467,584 weighted average common shares outstanding in 2004.
Liquidity and Capital Resources
          Liquidity. Net cash of $2,256,429 was provided by operating activities in 2006. During the year, we used $43,812,946 in investing activities, most of which reflects net additions to our oil and gas properties and gathering systems, including our $18 million acquisition of NGAS Gathering system and related midstream assets in March 2006. These investments were funded in part with net cash of $32,044,242 from financing activities. As a result of these activities, net cash decreased from $23,944,252 at December 31, 2005 to $14,431,977 at the end of 2006.
          Net cash of $19,499,092 was provided by our operating activities in 2005. Our cash position during the year was decreased by the use of $43,318,271 in investing activities, reflecting net additions of $41,661,586 to our oil and gas properties. These investments were funded in part with net cash of $35,914,059 from financing activities, comprised primarily of proceeds from convertible note financings of $6,168,696 in the first quarter and $37,000,000 in the fourth quarter of 2005, as well as the exercise of outstanding warrants and options throughout the year. Financing activities also reflect the repayment of our credit facility during the fourth quarter of 2005. As a result of these activities, net cash increased to $23,944,252 at December 31, 2005 from $11,849,372 at December 31, 2004.
          As of December 31, 2006, we had a working capital deficit of $827,300. This reflects wide fluctuations in our current assets and liabilities from the timing of customers’ deposits and expenditures under drilling contracts with our sponsored programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. The working capital deficit at the end of 2006 is not expected to have an adverse effect on our financial condition or results of operations in future periods.

          Capital Resources. Our business involves significant capital requirements. The rate of production from oil and gas properties declines as reserves are depleted. Without successful development activities, our proved reserves would decline as oil and gas is produced from our proved developed reserves. Our long term performance and profitability is dependent not only on developing existing oil and gas reserves, but also on our ability to find or acquire additional reserves on terms that are economically and operationally advantageous. To fund our ongoing reserve development and acquisition activities, we have relied on a combination of cash flows from operations, bank borrowings and private placements of our convertible notes and equity securities, as well as participation by outside investors in our sponsored drilling programs.
          In December 2005, we completed an institutional private placement of our 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million. We also issued warrants in the transaction, which expired unexercised in August 2006. At December 31, 2006, all of the notes remained outstanding but were recorded at $35,603,926, reflecting an initial allocation of $2,394,913 for their equity components, which was ratably accreted by $432,893 in 2006, along with $565,946 reallocated to debt upon expiration of the warrants.
          The notes are convertible by their holders into our common stock at a conversion price of $14.34 per share, subject to adjustments for certain dilutive issuances of common stock. If a holder elects to convert a note before the second anniversary of the issuance date, unless the prevailing market price of our common stock exceeds 160% of the conversion price, the holder will be entitled to a payment equal to the difference between two years’ interest on the converted note and the interest already paid on the note, payable at our option in cash or in common shares. After that date, if the prevailing market price of our common stock exceeds 160% of the conversion price, we may redeem any unconverted notes at a redemption price equal to their principal amount plus accrued and unpaid interest. Upon any event of default or any change of control, the notes are redeemable at the option of the holders in cash at a default rate equal to 125% of their principal amount or at a change of control rate equal to the greater of 110% of their principal amount or 110% of the consideration that would be received by the holder for the underlying shares in the change of control transaction. Any notes that are neither redeemed nor converted prior to maturity will be repayable in cash or in common shares. Any common shares issued for interest payments on converted notes or upon redemption at their maturity will generally be valued for that purpose at 92.5% of their prevailing market price.
          In September 2006, we entered into a credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides us with a senior secured revolving credit facility that replaces our prior credit facility with KeyBank, which had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a current borrowing base of $50 million. The facility is secured by liens on our interests in most of our Appalachian wells. Outstanding borrowings under the facility bear interest at fluctuating rates ranging from 1.5% to 2.5% above quoted LIBOR rates, depending on the amount of borrowing base utilization, plus commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of December 31, our outstanding borrowings under the facility aggregated $31 million, and the interest rate amounted to 8.5%.
          Our ability to repay our bank debt and convertible notes will be subject to our future performance and prospects as well as market and general economic conditions. We will likely be dependent on additional financings to repay our outstanding long term debt at maturity.
          Our future revenues, profitability and rate of growth will continue to be substantially dependent on the demand and market price for natural gas. Future market prices for natural gas will also have a significant impact on our ability to maintain or increase our borrowing capacity, to obtain additional capital on acceptable terms and to continue attracting investment capital for drilling programs. The market price for natural gas is subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control.
          We expect our cash reserves, cash flows from operations and anticipated borrowing base availability under our credit facility to provide adequate working capital to meet our short-term capital expenditure objectives. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives as well as continued participation by investors in future drilling programs.

Forward Looking Statements
          Some statements made by us in this report are prospective and constitute forward-looking statements with in the meaning of Private Litigation Reform Act of 1995. Other than statements of historical fact, all statements that address future activities, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. Among other things, these include:
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
Financial Market Risk
          Interest Rate Risk. Borrowing under our secured credit facility bear interest at fluctuating market-based rates. Accordingly, our interest expenses are sensitive to market changes, which exposes us to interest rate risk on current and future borrowing under the facility.
          Foreign Market Risk. We sell our products and services exclusively in the United States and receive payment solely in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
Contractual Obligations and Commercial Commitments
          We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long term debt and other commercial commitments. The following table lists our minimum annual commitments as of December 31, 2006 under these instruments.

	Operating Leases			Other		Long Term
Year	Equipment	Premises	Total	Commitments		Debt

2007	$687,102	$252,021	$939,123	$240,000	(1)	$24,000
2008	519,402	21,008	540,410	100,000	(2)	24,000
2009	440,502	—	440,502	2,045,000	(2)	24,000
2010	341,834	—	341,834	—		35,627,926	(3)
2011 and thereafter	170,154	—	170,154	—		31,246,818

Total	$2,158,994	$273,029	$2,432,023	$2,385,000		$66,946,744

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.

(3)	Excludes an allocation of $1,396,074 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features.
Related Party Transactions
          Because we operate through subsidiaries and affiliated drilling programs, our corporate structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. It is our policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm’s length basis from unrelated parties. Significant related party transactions are summarized in Notes 4 and 13 to the consolidated financial statements and related disclosure included elsewhere in this report.
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
          Impairment of Long-Lived Assets. Our long-lived assets include property and equipment and goodwill. Long-lived assets with an indefinite life are reviewed at least annually for impairment, while other long-lived assets are reviewed whenever events or changes in circumstances indicate that carrying values of these assets are not recoverable. We recognized impartment charges totaling $346,718 in the fourth quarter of 2006 for suspended exploratory well costs of $178,700 charged to expense and for abandonment of non-operated properties with a carrying value of $168,018.
Item 7A Quantitative Disclosure About Market Risk
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
          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2006 Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Hall, Kistler & Company LLP, has audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report appearing on page F-2.
          There were no changes in our controls or procedures during 2006 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.
Item 9B. Other Information
          None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
          Our executive officers are listed in the following table, together with their age and term of service with the Company.

			Officer
Name	Age	Position	Since

William S. Daugherty	52	Chairman of the Board, President and Chief Executive Officer	1993
William G. Barr III	57	Vice President	1993
D. Michael Wallen	52	Vice President	1995
Michael P. Windisch	32	Chief Financial Officer	2002
          A summary of the business experience and background of our directors and executive officers is set forth below.
          William S. Daugherty has served as our President, Chief Executive Officer and member of our board of directors since September 1993, as well as our Chairman of the Board since 1995. He has also served as President of Daugherty Petroleum, Inc., our direct operating subsidiary (DPI), between 1984 and 2005 and as Chairman of the Board of DPI since September 2005. Mr. Daugherty currently serves as the Governor of Kentucky’s Official Representative to the Interstate Oil and Gas Compact Commission and as a member of the Board of Directors of the Independent Petroleum Association of America. He is a past president of the Kentucky Oil and Gas Association (KOGA) and the Kentucky Independent Petroleum Producers Association. Mr. Daugherty holds a B.S. Degree from Berea College, Berea, Kentucky.
          William G. Barr, III has served as a Vice President of the Company since 2004 and as a Vice President of DPI between 1993 and September 2005, when he was appointed as Chief Executive Officer of DPI. Mr. Barr has more than 30 years’ experience in the corporate and legal sectors of the oil and gas industry, having served in senior management positions in oil and gas exploration and production companies and as an attorney with a significant natural resource law practice. Mr. Barr currently serves as Governing Member Trustee for the Energy & Mineral Law Foundation. He also serves as President—Elect of KOGA and as a member of its Board of Directors and Chairman of its Legislative Committee, as well as Vice Chairman of the Kentucky Gas Pipeline Authority. Mr. Barr received his Juris Doctorate from the University of Kentucky.
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

Incorporation of Information by Reference
          The balance of Part III to this report is incorporated by reference to the proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before May 1, 2007.
Item 15. Exhibits, Financial Statement Schedules

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

11.1	Computation of Earnings Per Share (included in Note 8 to the accompanying consolidated financial statements)

21.0	Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K [File No. 0-12185] for the year ended December 31, 2005).

23.1	Consent of Hall, Kistler & Company LLP.

23.2	Consent of Kraft, Berger, Grill, Schwartz, Cohen & March, LLP.

23.3	Consent of Wright & Company, Inc., independent petroleum engineers.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, NGAS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2007.
NGAS RESOURCES, INC.

By:	/s/ William S. Daugherty William S. Daugherty,	By:	Michael P. Windisch Michael P. Windisch,
	President and Chief Executive Officer		Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)
          In accordance with the Exchange Act, this report has been signed as of the date set forth below by the following persons in their capacity as directors of the NGAS Resources, Inc.

Name		Date

William S. Daugherty
Charles L. Cotterell*
James K. Klyman*
Thomas F. Miller*

By:	/s/ William S. Daugherty William S. Daugherty,	March 13, 2007
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
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
          The Company’s independent registered public accounting firm, Hall, Kistler & Company LLP, has audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report appearing on page F-2.

/s/ William S. Daugherty William S. Daugherty,	/s/ Michael P. Windisch Michael P. Windisch,
President and Chief Executive Officer	Chief Financial Officer
March 13, 2007	March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
NGAS RESOURCES, INC.
We have audited management’s assessment, included in the accompanying Report of Management under the caption Management’s Report on Internal Control over Financial Reporting, that NGAS Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that NGAS Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NGAS Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of NGAS Resources, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Hall, Kistler & Company LLP
Hall, Kistler & Company LLP
Canton, Ohio
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
NGAS RESOURCES, INC.
We have audited the accompanying consolidated balance sheets of NGAS Resources, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NGAS Resources, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NGAS Resources, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Hall, Kistler & Company LLP
Hall, Kistler & Company LLP
Canton, Ohio
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
NGAS RESOURCES, INC.
We have audited the consolidated balance sheet of NGAS RESOURCES, INC. as at December 31, 2005 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the company as at December 31, 2005 and the results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in Canada.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NGAS RESOURCES, INC.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.
KRAFT BERGER LLP
Chartered Accountants
(Formerly Kraft, Berger, Grall, Schwartz, Cohen & March LLP)
Toronto, Ontario
March 12, 2007

NGAS Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$14,431,977	$23,944,252
Accounts receivable	9,108,574	6,883,700
Prepaid expenses and other current assets	1,108,734	3,161,847
Loans to related parties	7,147	26,235

Total current assets	24,656,432	34,016,034

Bonds and deposits	533,695	432,695
Oil and gas properties	144,217,532	105,785,340
Property and equipment	3,342,571	2,934,169
Loans to related parties	257,430	264,377
Deferred financing costs	2,264,022	2,377,791
Other non-current assets	2,634,271	650,000
Goodwill	313,177	313,177

Total assets	$178,219,130	$146,773,583

LIABILITIES
Current liabilities:
Accounts payable	9,286,849	5,439,437
Accrued liabilities	3,998,978	5,788,554
Customers’ drilling deposits	12,173,905	23,627,975
Long term debt, current portion	24,000	24,000

Total current liabilities	25,483,732	34,879,966

Deferred income taxes	8,035,779	3,881,755
Long term debt	66,922,744	34,947,905
Deferred compensation	1,419,776	836,568

Total liabilities	101,862,031	74,546,194

SHAREHOLDERS’ EQUITY

Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
21,788,551 Common shares (2005 — 21,357,628)	84,531,832	82,371,189
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital — options and warrants	3,073,287	2,743,806
Contributed surplus	1,396,074	1,748,926
To be issued:
9,185 Common shares (2005 — 9,185)	45,925	45,925

	89,023,488	86,886,216
Deficit	(12,666,389)	(14,658,827)

Total shareholders’ equity	76,357,099	72,227,389

Total liabilities and shareholders’ equity	$178,219,130	$146,773,583

See accompanying notes.

NGAS Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
REVENUE
Contract drilling	$50,108,545	$43,787,075	$40,693,850
Oil and gas production	24,233,102	16,317,144	5,711,500
Gas transmission and compression	5,478,642	2,123,870	1,574,935

Total revenue	79,820,289	62,228,089	47,980,285

DIRECT EXPENSES
Contract drilling	39,231,521	34,731,234	29,620,335
Oil and gas production	6,687,874	4,157,356	2,413,375
Gas transmission and compression	3,094,504	1,588,822	1,012,914
Impairment of oil and gas assets	346,718	—	—

Total direct expenses	49,360,617	40,477,412	33,046,624

OTHER EXPENSES (INCOME)
Selling, general and administrative	13,201,107	11,251,759	9,848,139
Options, warrants and deferred compensation	1,558,676	1,274,056	743,096
Depreciation, depletion and amortization	8,266,056	4,750,134	1,886,965
Interest expense	4,321,815	1,725,250	682,235
Interest income	(356,302)	(270,382)	(297,138)
Gain on sale of assets	(3,197,834)	(21,367)	(1,542,607)
Other, net	519,692	222,036	107,515

Total other expenses	24,313,210	18,931,486	11,428,205

INCOME BEFORE INCOME TAXES	6,146,462	2,819,191	3,505,456

INCOME TAX EXPENSE	4,154,024	1,866,435	1,893,755

NET INCOME	$1,992,438	$952,756	$1,611,701

NET INCOME PER SHARE
Basic	$0.09	$0.05	$0.12

Diluted	$0.09	$0.05	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,510,594	17,350,550	13,994,283

Diluted	22,922,615	19,126,555	16,467,584

See accompanying notes.

NGAS Resources, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount

COMMON STOCK
Beginning balance	21,357,628	$82,371,189	15,605,208	$54,929,887	10,676,030	$36,244,623
Issued for cash	—	—	—	—	2,557,665	12,200,886
Issued to employees as incentive bonus	65,945	468,612	154,415	900,856	157,250	674,905
Issued upon exercise of options and warrants	336,106	1,472,026	2,143,527	10,983,938	1,520,936	3,507,493
Issued upon conversion of convertible notes	—	—	3,439,478	15,466,208	560,601	1,688,590
Issued upon settlement of accounts payable	—	—	—	—	46,352	181,520
Issued for contract settlement	28,872	220,005	15,000	90,300	86,374	431,870

Ending balance	21,788,551	84,531,832	21,357,628	82,371,189	15,605,208	54,929,887

Treasury stock	(21,100)	(23,630)	(21,100)	(23,630)	(21,100)	(23,630)

Paid-in-capital — options and warrants		3,073,287		2,743,806		1,796,504
Contributed surplus		1,396,074		1,748,926		—

To be issued	9,185	45,925	9,185	45,925	10,070	50,350

DEFICIT
Beginning balance		(14,658,827)		(15,611,583)		(17,223,284)
Net income		1,992,438		952,756		1,611,701

Ending balance		(12,666,389)		(14,658,827)		(15,611,583)

TOTAL SHAREHOLDERS’ EQUITY		$76,357,099		$72,227,389		$41,141,528

See accompanying notes.

NGAS Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,992,438	$952,756	$1,611,701
Adjustments to reconcile net income to net cash provided by operating activities:
Incentive bonus paid in common shares	468,612	900,856	674,905
Options, warrants and deferred compensation	1,558,676	1,274,056	743,096
Contract settlement paid in common shares	220,005	85,875	(17,780)
Depreciation, depletion and amortization	8,266,056	4,750,134	1,886,965
Impairment of oil and gas assets	346,718
Write-down of investments	—	55,454	63,627
Notes issued in kind for interest on long term debt	—	—	74,036
Gain on sale of assets	(3,197,834)	(21,367)	(1,542,607)
Deferred income taxes	4,154,024	1,828,323	1,795,785
Changes in assets and liabilities:
Accounts receivable	(2,224,874)	(4,601,985)	(1,778,538)
Prepaid expenses and other current assets	2,053,113	(1,009,673)	(1,378,759)
Other non-current assets	(1,984,271)	—	—
Accounts payable	3,847,412	2,057,711	2,117,643
Accrued liabilities	(1,789,576)	2,250,978	672,531
Income taxes payable	—	—	(144,450)
Customers’ drilling deposits	(11,454,070)	10,975,974	2,489,401

Net cash provided by operating activities	2,256,429	19,499,092	7,267,556

INVESTING ACTIVITIES
Proceeds from sale of assets	6,841,368	375,519	2,187,400
Purchase of property and equipment	(1,026,778)	(1,724,159)	(1,097,568)
Increase in bonds and deposits	(101,000)	(308,045)	(25,650)
Additions to oil and gas properties	(49,526,536)	(41,661,586)	(53,755,431)

Net cash used in investing activities	(43,812,946)	(43,318,271)	(52,691,249)

FINANCING ACTIVITIES
Decrease in loans to related parties	26,035	209,281	158,827
Proceeds from issuance of common shares	1,472,026	10,478,830	12,605,180
Payments of deferred financing costs	(429,819)	(2,821,496)	(684,206)
Proceeds from issuance of long term debt	31,000,000	43,168,690	22,679,258
Payments of long term debt	(24,000)	(15,121,246)	(80,987)

Net cash provided by financing activities	32,044,242	35,914,059	34,678,072

Change in cash	(9,512,275)	12,094,880	(10,745,621)
Cash, beginning of year	23,944,252	11,849,372	22,594,993

Cash, end of year	$14,431,977	$23,944,252	$11,849,372

SUPPLEMENTAL DISCLOSURE
Interest paid	$4,411,157	$1,658,730	$601,719
Income taxes paid	—	210,000	659,450
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common shares issued for accounts payable	—	—	181,520
Common shares issued upon conversion of notes	—	15,466,208	1,688,590
See accompanying notes

NGAS Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
Note 1. Summary of Significant Accounting Policies
          (a) General. The accompanying consolidated financial statements of NGAS Resources, Inc. (NGAS) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All of our oil and gas operations are conducted within the continental United States, and all amounts reported in the consolidated financial statements are stated in U.S. dollars. NGAS is organized under the laws of British Columbia, and we previously prepared our consolidated financial statements in accordance with accounting principles generally accepted in Canada (Canadian GAAP). The laws of British Columbia were recently changed to permit publicly held U.S. reporting companies organized in that jurisdiction to elect U.S. GAAP and engage U.S. auditors. We made this election at the beginning of 2006. Our adoption of U.S. GAAP did not have a material effect on our reported financial condition or results for prior periods and did not require us to restate any previously issued financial statements, which included reconciliations between items with different treatment under Canadian and U.S. GAAP.
          (b) Basis of Consolidation. The consolidated financial statements include the accounts of NGAS, our wholly owned subsidiary, Daugherty Petroleum, Inc. (DPI), a Kentucky corporation, and DPI’s wholly owned subsidiaries, NGAS Gathering, LLC (NGAS Gathering), Sentra Corporation (Sentra) and NGAS Securities, Inc. (NGAS Securities). DPI conducts all oil and gas drilling and production operations, including construction of field-wide gathering systems. NGAS Gathering operates a gas transmission system acquired in 2006. Sentra owns and operates natural gas distribution facilities for two communities in Kentucky. NGAS Securities provides marketing support services for private placement financings by DPI. The consolidated financial statements also reflect DPI’s interests in a total of 34 drilling programs that it has sponsored to participate in its drilling operations. DPI maintains a combined interest as both general partner and an investor in the drilling program ranging from 12.5% to 75%, subject to specified increases after certain distribution thresholds are reached. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References in the consolidated financial statements to the Company, we, our or us include DPI, its subsidiaries and interests in its drilling programs.
          (c) Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates pertain to proved oil and gas reserves and related cash flow estimates used in impairment tests of goodwill and other long-lived assets, estimates of future development, dismantlement and abandonment costs and estimates relating to future oil and gas revenues and expenses. The evaluations required for these estimates involve significant uncertainties, and actual results could differ from the estimates.
          (d) Oil and Gas Properties.
               (i) Proved. We follow the successful efforts method of accounting for oil and gas producing activities. Under this method, exploratory well costs are initially capitalized but charged to expense if and when the well is determined to be unsuccessful. Costs resulting from exploratory discoveries and development costs for proved properties, whether or not successful, are capitalized and amortized on a unit-of-production basis method over the remaining life of the proved developed reserves estimated for the underlying properties. Development costs include leasehold acquisition costs for proved properties and the cost of support equipment and facilities. We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. We follow Statement of Financial Accounting Standards (SFAS) No. 144, Impairment of Long-Lived Assets, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

               (ii) Unproved. Unproved properties consist of costs incurred to acquire unproved leases and unproved reserves. Unproved lease acquisition costs are capitalized and amortized based on a composite basis, including passed success, experience and average lease-term lives. Unamortized lease acquisition costs related to successful exploratory drilling are reclassified to proved properties and depleted on a units-of-production basis.
               (iii) Exploratory Wells. Under SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, drilling costs for exploratory wells are initially capitalized but generally must be charged to expense unless the wells are determined to be successful within one year after completion of drilling. Circumstances that permit continued capitalization of exploratory drilling costs are addressed by the Financial Accounting Standards Board (FASB) under Staff Position (FSP) No. 19-1, Accounting for Suspended Well Costs. The one-year limitation may be exceeded for an exploratory well only if sufficient reserves have been found to justify its completion and sufficient progress has been made in assessing the reserves and the economic and operating viability of the project. If the exploratory well does not meet both criteria, its capitalized costs are expensed, net of any salvage value. Annual disclosures are required under FSP No. 19-1 to provide information about management’s evaluation of capitalized exploratory well costs, including disclosure of (i) net changes from period to period in the costs for wells that are pending the determination of proved reserves, (ii) the amount of any exploratory well costs that have been capitalized for more than one-year after the completion of drilling and (iii) an aging of suspended exploratory well costs and the number of wells affected See Note 2 — Oil and Gas Properties.
               (iv) Other Properties and Equipment. Other properties and equipment include well equipment, gathering and transmission facilities, office equipment and other fixed assets. These items are recorded at cost and depreciated using either the straight-line method based on expected life of the assets, ranging from 3 to 25 years, or the unit-of-production method over the estimated reserve life of the underlying properties.
          (e) Revenue Recognition. We recognize revenue on drilling contracts using the completed contract method of accounting for both financial reporting purposes and income tax purposes. This method is used because the typical contract is completed in three months or less, and our financial position and results of operations would not be significantly affected from use of the percentage-of-completion method. A contract is considered complete when all remaining costs and risks are relatively insignificant. Oil and gas production revenue is recognized as production is extracted and sold. Other revenue is recognized at the time it is earned and we have a contractual right to receive the revenue.
          (f) Regulated Activities.
               (i) Sentra. Regulated operations of Sentra, our gas utility subsidiary, are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. SFAS No. 71 requires regulated entities to record regulatory assets and liabilities resulting from actions of regulators. Kentucky’s Public Service Commission regulates Sentra’s billing rates for natural gas distribution sales. These billing rates are based on evaluation of Sentra’s recovery of its purchased gas costs. For the years ended December 31, 2006, 2005 and 2004, gas transmission and compression revenue includes gas utility sales from Sentra’s regulated operations aggregating $273,180, $323,159 and $320,162, respectively. As of December 31, 2006, Sentra did not have any unrecovered purchased gas costs. If we stopped applying SFAS No. 71 to Sentra’s regulated operations, we would be required to write off its regulatory assets and adjust the carrying amount of any property and equipment used in those operations that we deemed unrecoverable.
               (ii) NGAS Securities. NGAS Securities is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Among other regulatory requirements, it is subject to the net capital provisions of Rule 15c3-1 under of the Securities Exchange Act of 1934. Because it does not hold customer funds or securities or owe money or securities to customers, NGAS Securities is required to maintain minimum net capital equal to the greater of $5,000 or one-eighth of its aggregate indebtedness. At December 31, 2006, NGAS Securities had a net capital deficit of $41,033, which was remedied after year end, and aggregate indebtedness of $50,922.
          (g) Investments. Long term investments in which we do not have significant influence are accounted for using the cost method. In the event of a permanent decline in value, an investment is written down to estimated realizable value, and any resulting loss is charged to earnings.

          (h) Deferred Financing Costs. Financing costs for our convertible note private placements and secured credit facility are initially capitalized and amortized at rates based on the stated terms of the underlying debt instruments. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs.
          (i) Goodwill. Goodwill is tested for impairment at least annually and more frequently if indicated under SFAS No. 142, Goodwill and Other Intangible Assets. See Note 6 — Goodwill. Under these procedures, if the fair value of goodwill or other reporting unit is less than its carrying value, the implied fair value of the reporting unit must be compared with its carrying value to determine possible impairment.
          (j) Customer Drilling Deposits. Net proceeds from under DPI’s drilling contracts with sponsored drilling programs are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits represent unapplied payments for wells that were not yet drilled as of the balance sheet dates. See Note 7 — Customer Drilling Deposits.
          (k) Deferred Income Taxes. We provide for income taxes using the asset and liability method. This requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Deferred income tax assets and liabilities are determined for each temporary difference based on the tax rates that are assumed to be in effect when the underlying items of income and expense are expected to be realized.
          (l) Stock Options. We account for stock options under the fair value recognition and compensation measurement provisions of SFAS No. 123(R), Share-Based Payment, which we adopted retroactively under its Canadian GAAP equivalent at the beginning of 2004. See Note 9 — Capital Stock.
          (m) Deferred Compensation. We have long term incentive agreements with five senior executive officers. The agreements entitle the officers to incentive awards equal to one year’s compensation if they continue to serve in their positions until February 25, 2009 or until their employment is terminated prior to that date without cause or they resign for good reason following a change of control. Accruals for deferred compensation under these agreements are recorded ratably based on estimated future payments dates and forfeiture rates.
          (n) Reclassifications and Adjustments. Certain amounts included in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.
Note 2. Oil and Gas Properties
          (a) Property Acquisitions and Divestitures.
               (i) Acquisition of CBM Assets. In November 2005, we acquired coalbed methane interests in approximately 14,000 gross (3,500 net) acres within the Arkoma basin for $11.4 million. The acquired assets include a 25% interest in 48 producing wells. As part of the transaction, NGAS Gathering also acquired a 25% interest in a limited liability company that owns and operates the gathering system servicing the project area.
               (ii) Acquisition of Transmission System. In March 2006, our NGAS Gathering subsidiary acquired an open-access gas transmission system spanning 116 miles in southeastern Kentucky and southwestern Virginia for $18 million. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. The acquired system is open access, and the acquisition includes existing contracts for moving third-party gas. As of December 31, 2006, most of our Appalachian production is delivered through the system, with daily throughput of over 19,000 Dth of controlled and third-party gas directly from the wellhead to interstate pipelines.
               (iii) Purchase and Sale of Royalty Interests. In August 2006, we acquired overriding royalty interests averaging 2.25%, together with related participation and pipeline capacity rights, for properties we operate under a farmout in Harlan County, Kentucky and Lee County, Virginia. The purchase price for the acquired assets was $1.5 million. We retained the participation and pipeline capacity rights and sold the overriding royalty interests to a third party, effective September 1, 2006, for $2.0 million.

               (iv) Purchase and Sale of Lease Position. In November 2006, we completed the sale of our oil and gas lease position in the Williston basin for $4.8 million. We retained an overriding royalty interest of 1.35% in the lease position. The position was assembled under a leasing program initiated in 2005 and covered 18,411 gross (14,864 net) acres in the southwestern portion of Dunn County, North Dakota. The sale resulted in an after-tax gain of approximately $1.6 million.
          (b) Capitalized Costs and DD&A. The following table presents the capitalized costs and accumulated depreciation, depletion and amortization (DD&A) for our oil and gas properties, gathering facilities and well equipment as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005

Proved oil and gas properties	$110,169,303	$90,859,568
Unproved oil and gas properties	3,000,465	2,434,814
Gathering facilities and well equipment	46,369,858	20,703,321

	159,539,626	113,997,703
Accumulated DD&A	(15,322,094)	(8,212,363)

Net oil and gas properties and equipment	$144,217,532	$105,785,340

          (c) Suspended Well Costs. We adopted FSP No. 19-1, Accounting for Suspended Well Costs, effective January 1, 2005. Based on our evaluation at the time of adoption, we had found proved reserves for all our exploratory wells within one-year after completion of drilling. We added suspended well costs late in 2005 and during 2006 for an exploratory program we sponsored to test the New Albany shale formation on acquired tracts in the Illinois basin spanning approximately 15,500 acres in western Kentucky. Based on the criteria of FSP No. 19-1, we expensed the suspended well costs for three wells in that program during 2006. The following table reflects the net changes in capitalized exploratory well costs during 2006, 2005 and 2004:

	2006	2005	2004

Beginning balance at January 1	$43,700	$—	$—
Additions pending determination of proved reserves	1,099,000	43,700	—
Reclassifications to proved reserves	—	—	—
Charged to expense	(178,700)	—	—

Ending balance at December 31	$964,000	$43,700	$—

          The following table provides an aging of capitalized exploratory well costs at December 31, 2006, 2005 and 2004, based on the date the drilling was completed. As of those dates, we had no wells for which exploratory wells costs had been capitalized for a period of greater than one year after completion of drilling.

	As of December 31,
	2006	2005	2004

Exploratory well costs capitalized for one year or less	$964,000	$43,700	—
Exploratory well costs capitalized for more than one year	—	—	—

Balance at December 31	$964,000	$43,700	$—

Note 3. Property and Equipment
          The following table presents the capitalized costs and accumulated depreciation for our other property and equipment as of December 31, 2006 and 2005.

	As of December 31,
	2006	2005

Land	$12,908	$12,908
Building improvements	48,350	36,134
Machinery and equipment	2,680,174	2,382,739
Office furniture and fixtures	129,031	85,312
Computer and office equipment	569,877	486,517
Vehicles	1,607,554	1,105,849

	5,047,894	4,109,459
Accumulated depreciation	(1,705,323)	(1,175,290)

Net other property and equipment	$3,342,571	$2,934,169

Note 4. Loans to Related Parties
          Loans to related parties represent loans receivable from certain shareholders and officers. The loans are payable monthly from production revenues for periods ranging from five to ten years, with a balloon payment at maturity. The loans receivable from shareholders aggregated $93,148 at December 31, 2006 and $119,183 at December 31, 2005. They bear interest at 6% per annum and are collateralized by the related parties’ ownership interest in our drilling programs. The loans receivable from officers totaled $171,429 at December 31, 2006 and 2005. These loans are non-interest bearing and unsecured.
Note 5. Deferred Financing Costs
          Financing costs for our convertible note private placements and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. These costs include $354,819 incurred in 2006 for our new credit facility. See Note 8 — Long Term Debt. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our outstanding notes and credit facility aggregated $2,264,022 at December 31, 2006 and $2,377,791 at December 31, 2005, net of accumulated amortization totaling $922,324 and $378,736, respectively.
Note 6. Goodwill
          Goodwill of $1,789,564 was recorded in connection with our acquisition of DPI in 1993 and was amortized over ten years on a straight-line basis until 2002, when we adopted the Canadian equivalent of SFAS No. 142, Goodwill and Other Intangible Assets. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment at least annually. Our annual analyses indicated that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of December 31, 2006 and 2005, with unamortized goodwill of $313,177.
Note 7. Customer Drilling Deposits
          We sponsor and manage drilling programs to participate in our drilling initiatives, in which we maintain non-promoted interests ranging from 12.5% to 75%. Historically, we conducted drilling operations under turnkey contracts with our sponsored drilling programs, requiring us to drill and complete wells at specified prices and entitling us to any surplus if the contract price exceeded our costs. In 2006, we changed the structure of our new drilling programs from turnkey pricing to cost plus, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. Under both structures, net proceeds received under drilling contracts with sponsored programs are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $12,173,905 at December 31, 2006 and $23,627,975 at December 31, 2005 represent unapplied drilling contract payments for wells that were not yet drilled as of the balance sheet dates.

Note 8. Long Term Debt
          (a) Convertible Notes. We issued several series of convertible notes in private placements to finance part of our drilling and acquisition activities. During 2005, the notes of all prior series were converted by their holders, either voluntarily or in response to our redemption calls, resulting in our issuance of 3,439,478 common shares during the year. In December 2005, we completed an institutional private placement of a new series of 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million, all of which remained outstanding at December 31, 2006, with a conversion price of $14.34, subject to adjustment for certain dilutive issuances of common stock. We also issued warrants in the transaction, which expired unexercised in August 2006. See Note 9 — Capital Stock.
          The purchase agreement for our outstanding 6% notes provides holders with certain participation rights in future financing transactions. It also provides for a holder electing to convert a note before the second anniversary of the issuance date to a payment equal to the difference between two years’ interest on the converted note and the interest already paid on the note, unless the prevailing market price of our common stock exceeds 160% of the conversion price, payable at our option in cash or in common shares. After that date, if the prevailing market price of the common stock exceeds 160% of the conversion price, we may redeem any unconverted notes at a redemption price equal to their principal amount plus accrued and unpaid interest. Any notes that are neither redeemed nor converted prior to maturity will be repayable in cash or in common shares. Any common shares issued for interest payments on converted notes or upon redemption at their maturity will generally be valued for that purpose at 92.5% of their prevailing market price.
          (b) Credit Facility. In September 2006, we entered into a credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides DPI with a senior secured revolving credit facility that replaces its prior credit facility with KeyBank, which had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a borrowing base of $50 million at December 31, 2006. Under the terms of the credit agreement, outstanding borrowings bear interest at fluctuating rates ranging from the agent’s prime rate to 0.75% above that rate, depending on the amount of borrowing base utilization. Alternatively, we may elect Eurodollar based pricing from 1.5% to 2.5% above quoted LIBOR rates, depending on our borrowing base utilization. The credit agreement also provides for commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of December 31, 2006, outstanding borrowings under the facility aggregated $31 million, with $2 million in letters of credit. The facility is secured by liens on our interests in most of our producing wells. Obligations under the facility are guaranteed by NGAS.
          (c) Acquisition Debt. We issued a note for $854,818 to finance our 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property, buildings and equipment. Although the acquisition agreement provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The remaining acquisition debt was $342,818 at December 31, 2006 and $366,818 at December 31, 2005.
          (d) Total Long Term Debt and Maturities. The following tables summarize our total long term debt at December 31, 2006 and 2005 and the principal payments due each year through 2010 and thereafter.

	Principal Amount Outstanding at
	December 31,
	2006	2005

Total long term debt (including current portion)(1)	$66,946,744	$34,971,905
Less current portion	24,000	24,000

Total long term debt(1)	$66,922,744	$34,947,905

Maturities of Debt

2007	$24,000
2008	24,000
2009	24,000
2010	35,627,926
2011 and thereafter	31,246,818

(1)	Reflects allocations of $1,396,074 at December 31, 2006 and $2,394,913 at December 31, 2005 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features and related warrants.
Note 9. Capital Stock
          (a) Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at December 31, 2006 or 2005.
          (b) Common Shares. The following tables reflect transactions involving our common stock during the periods presented.

	Number of
	Shares	Amount
Common Shares Issued
Balance, December 31, 2004	15,605,208	$54,929,887
Issued to employees as incentive bonus	154,415	900,856
Issued upon exercise of stock options and warrants	2,143,527	10,983,938
Issued upon conversion of convertible notes	3,439,478	15,466,208
Issued for contract settlement	15,000	90,300

Balance, December 31, 2005	21,357,628	82,371,189
Issued to employees as incentive bonus	65,945	468,612
Issued upon exercise of stock options and warrants	336,106	1,472,026
Issued for contract settlement	28,872	220,005

Balance, December 31, 2006	21,788,551	$84,531,832

Paid In Capital — Options and Warrants
Balance, December 31, 2004		$1,796,504
Recognized		1,452,410
Exercised		(505,108)

Balance, December 31, 2005		2,743,806
Recognized		975,468
Expired		(565,946)
Accreted(1)		(80,041)

Balance, December 31, 2006		$3,073,287

	Number of
	Shares	Amount
Contributed Surplus
Balance, December 31, 2004		$—
Allocated		1,748,926

Balance, December 31, 2005		1,748,926
Accreted(1)		(352,852)

Balance, December 31, 2006		$1,396,074

Common Shares to be Issued
Balance, December 31, 2004	10,070	$50,350
Contract settlement paid in cash in lieu of common shares	(885)	(4,425)

Balance, December 31, 2006 and 2005	9,185	$45,925

(1)	Reflects accretion of the equity components allocated to our 6% convertible notes and related warrants issued in 2005.
          (c) Stock Options and Awards. We maintain three stock plans for the benefit of our directors, officers, employees and, in the case of the second and third plans, certain consultants or advisors. The plans provide for the grant of options to purchase up to 3,600,000 common shares and, in the case of our most recent plan, either stock awards or options for an aggregate of up to 4,000,000 common shares. Option grants under all the plans must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. Stock awards under the third plan may be subject to vesting conditions and trading restrictions specified at the time of grant. During 2006 and 2005, stock awards and option grants were made under the third plan for a total of 65,945 shares and 834,415 shares, respectively. The following table shows transactions in stock options during 2006 and 2005.

			Weighted Average
	Issued	Exercisable	Exercise Price

Balance, December 31, 2004	2,385,000	370,000	$3.58
Issued(1)	860,000		6.71
Exercised	(260,000)		1.43

Balance, December 31, 2005	2,985,000	571,250	4.67
Vested	—	509,583	4.26
Exercised	(135,000)	(135,000)	4.05
Forfeited	(35,000)	—	6.02

Balance, December 31, 2006	2,815,000	945,833	4.68

(1)	Vesting in increments from February 25, 2007 through February 25, 2009.
          At December 31, 2006, the exercise prices of options outstanding under our stock option plans ranged from $1.02 to $7.04 per share, and their weighted average remaining contractual life was 2.89 years. The following table provides additional information on the terms of stock options outstanding at December 31, 2006.

Options Issued and Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
or Range	Number	Life (years)	Price	Number	Price

$ 1.02	145,000	1.01	$1.02	145,000	$1.02
4.03 4.09	1,845,000	2.74	4.05	752,500	4.07
6.02 7.04	825,000	3.55	6.74	48,333	6.02

	2,815,000			945,833

          In accounting for stock options, we apply the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, which we adopted retroactively under its Canadian GAAP equivalent in 2004. We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the interim consolidated financial statements, the fair value estimates for each option grant assumed a risk free interest rate ranging from 4.5% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from six months to five years based on the option’s vesting provisions. This resulted in non-cash charges for options and warrants of $975,468 in 2006 and $806,423 in 2005.
          (d) Common Stock Purchase Warrants. We have issued common stock purchase warrants in various financing transactions. At December 31, 2006, we had outstanding warrants for the purchase of 10,000 common shares at $4.03 per share, all expiring on February 25, 2009. The following table shows transactions in common stock purchase warrants during 2006 and 2005.

			Weighted Average
	Issued	Exercisable	Exercise Price

Balance, December 31 2004	2,422,055	2,422,055	$4.96
Issued in financing transactions	945,809		13.04
Exercised	(1,883,527)		5.37
Expired	(169,954)		2.91

Balance, December 31, 2005	1,314,383	1,314,383	10.46
Exercised	(201,106)		4.60
Expired	(1,103,277)		11.59

Balance, December 31, 2006	10,000	10,000	4.03

Note 10. Income Taxes
          The following table sets forth the components of income tax expense for each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004

Current	$—	$38,113	$97,970
Deferred	4,154,024	1,828,322	1,795,785

Total income tax expense	$4,154,024	$1,866,435	$1,893,755

          The following table sets forth a reconciliation between prescribed tax rates and the effective tax rate for our income tax expense in each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004

Income tax computed at statutory combined basic income tax rates	$2,458,585	$1,004,196	$1,266,171
Increase (decrease) in income tax resulting from:
Non-recognition of tax benefit from parent company net losses	1,670,217	629,546	355,070
Non-deductible expenses	25,222	17,891	51,325
Tax losses allocated from drilling programs	—	—	(1,836,917)
Excess tax depletion and depreciation over book depreciation	—	—	1,812,861
Difference in tax rates between Canada and the United States	—	214,802	245,245

Total income tax expense	$4,154,024	$1,866,435	$1,893,755

     The following table sets forth the components of our deferred income tax liabilities as of the end of each of the years presented in the consolidated financial statements.

	As of December 31,
	2006	2005	2004

Net operating loss carryforward and investment tax credit	$5,303,421	$4,359,412	$2,589,772
Gold and silver properties	2,522,094	2,522,094	2,663,962
Oil and gas properties	(10,661,622)	(5,984,315)	(3,322,760)
Property and equipment	(605,960)	(542,681)	(745,720)
Less valuation allowance	(4,593,712)	(4,236,265)	(3,238,686)

Future tax liabilities	$(8,035,779)	$(3,881,755)	$(2,053,432)

     As of December 31, 2006, we had net operating losses of $16,900,000 at the parent company level. Since no revenues are generated at that level for utilization of the related net operating loss carryforwards, we have provided a valuation allowance in the full amount of the net operating losses. The following table summarizes those net operating loss carryforwards by year of expiry.

Year of Expiry

2007	969,000
2008	1,456,000
2009	903,000
2010	923,000
2014	1,314,000
2015	4,288,000
2019	119,000
2020	1,622,000
2026	5,306,000

Total net operating loss carryforwards	$16,900,000

Note 11. Income Per Share
     The following table shows the computation of basic and diluted earnings per share (EPS) for each of the years presented.

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income as reported for basic EPS	$1,992,438	$952,756	$1,611,701
Adjustments to income for diluted EPS	—	—	89,590

Net income for diluted EPS	$1,992,438	$952,756	$1,701,291

Denominator:
Weighted average shares for basic EPS	21,510,594	17,350,550	13,994,283
Effect of dilutive securities:
Stock options	1,289,382	1,162,823	851,203
Warrants	122,639	613,182	703,428
Convertible notes	—	—	918,670

Adjusted weighted average shares and assumed conversions for dilutive EPS	22,922,615	19,126,555	16,467,584

Basic EPS	$0.09	$0.05	$0.12

Diluted EPS	$0.09	$0.05	$0.10

Note 12. Employee Benefit Plan
     We maintain a salary deferral plan under section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 15% of their annual compensation through contributions to the plan, with matching contributions by the Company up to 3% of the participating employees’ compensation, plus half of their plan contributions between 3% and 5% of annual compensation. The deferrals accumulate on a tax deferred basis until a participating employee withdraws the funds allowable based on a vesting schedule. Our matching contributions to the plan aggregated $123,596 in 2006, $61,765 in 2005 and $61,407 in 2004.
Note 13. Related Party Transactions
     (a) General. Because we operate through our subsidiaries and affiliated drilling programs, our corporate structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. It is our policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm’s length basis from unrelated parties. Significant related party transactions not disclosed elsewhere in these notes are summarized below.
     (b) Drilling Programs. DPI invests in sponsored drilling programs on substantially the same terms as unaffiliated investors, contributing capital in proportion to its initial partnership interest. DPI also maintains a 1% interest as general partner in each drilling program, resulting in a combined interest ranging from 12.5% to 75%, subject to specified increases after certain distribution thresholds are reached. Each program enters into drilling and operating contracts with DPI for all wells to be drilled by that program. The portion of the profit on drilling contracts attributable to DPI’s ownership interest in the programs is eliminated on consolidation. The following table sets forth the total revenues recognized from the performance of these contracts with sponsored drilling programs for each of the years presented.

Year	Contract Drilling Revenues

2006	$50,108,545
2005	43,787,075
2004	40,693,850
     (c) Office Lease. During the first quarter of 2006, the building in Lexington, Kentucky that houses our principal and administrative offices was acquired by a company formed for that purpose by our four senior executive officers and a key employee. During the last several years prior to the sale, we had entered into several lease modifications for expansion of our offices, with additional expansion planned for 2006. At the time of the sale, our lease covered 12,109 square feet at a monthly rent of $18,389 through expiration in February 2008. Following the sale of the building, we entered into a lease modification for an additional 1,743 square feet at a monthly rent of $2,542, subject to annual escalations on the same terms as our existing lease. The lease modification was negotiated on our behalf by one of our independent directors appointed for that purpose by our board. The negotiations were conducted at arms’ length with the management company for the new owner, and the terms for the additional office space reflect prevailing rental rates with other tenants in our building and comparable office buildings in our locale.
Note 14. Financial Instruments
     (a) Credit Risk. We grant credit to our customers, primarily located in the northeastern and central United States, during the normal course of business. We perform ongoing credit evaluations of customers’ financial condition and generally require no collateral. At times throughout the year, we may maintain certain bank accounts in excess of FDIC insured limits.
     (b) Fair Value of Financial Instruments. The carrying values of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and customer drilling deposits approximate fair value due to their short-term maturity. Bonds and deposits, loans receivable and payable and other long term debt payable approximate fair value since they bear interest at variable rates. The following table sets forth the financial instruments with a carrying value at December 31, 2006 different from their estimated fair value, based upon discounted future cash flows using discount rates reflecting market conditions for similar instruments.

	Carrying	Fair
Financial Instrument:	Value	Value

Non-interest bearing long term debt	$342,818	$181,936
Loans to related parties	264,577	215,148
Note 15. Segment Information
     We have two reportable segments based on management responsibility and key business operations. The summary of significant accounting policies in Note 1 applies to both reported segments. The following table presents summarized financial information for our business segments during each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004
Revenue:
Oil and gas development	$79,820,289	$62,228,089	$47,980,285
Corporate	—	—	—

Total	$79,820,289	$62,228,089	$47,980,285

DD&A:
Oil and gas development	$7,645,869	$4,425,296	$1,721,849
Corporate	620,187	324,838	165,116

Total	$8,266,056	$4,750,134	$1,886,965

Interest expense:
Oil and gas development	$2,101,815	$809,214	$330,690
Corporate	2,220,000	916,036	351,545

Total	$4,321,815	$1,725,250	$682,235

Net income (loss):
Oil and gas development	$5,361,268	$2,720,152	$2,642,003
Corporate	(3,368,830)	(1,767,396)	(1,030,302)

Total	$1,992,438	$952,756	$1,611,701

Capital expenditures:
Oil and gas development	$50,296,620	$42,954,705	$54,578,607
Corporate	256,694	431,040	274,392

Total	$50,553,314	$43,385,745	$54,852,999

	As of December 31,
	2006	2005
Identifiable assets:
Oil and gas development	$174,750,803	$126,590,249
Corporate	3,468,327	20,183,334

Total	$178,219,130	$146,773,583

Note 16. Commitments
     We incurred lease rental expenses of $1,727,982 in 2006, $704,597 in 2005 and $475,060 in 2004. As of December 31, 2006, we have contractual obligations for periodic future payments under leases for field equipment and instruments governing its other commercial commitments in the amounts listed below.

	Commercial Commitments
	Operating	Other
Year	Leases	Commitments		Total

2007	$939,123	240,000	(1)	1,179,123
2008	540,410	100,000	(2)	640,410
2009	440,502	2,045,000	(2)	2,485,502
2010	341,834	—		341,834
2011 and thereafter	170,154	—		170,154

Total	$2,432,023	$2,385,000		$4,817,023

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.
Note 17. Asset Retirement Obligations
     We have asset retirement obligations primarily for the future abandonment of oil and gas wells. We account for these obligations under SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of an asset retirement obligation to be recognized in the period when it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the underlying long-lived asset. SFAS No. 143 also require depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation is generally determined on a units-of-production basis over the life of the asset, while the accretion escalates over the life of the asset, typically as production declines. The amounts recognized are based on numerous estimates and assumptions, including recoverable quantities of oil and gas, future retirement and site reclamation costs, inflation rates and credit-adjusted risk-free interest rates. The following table shows the changes in our asset retirement obligations during the years presented.

	Year Ended December 31,
	2006	2005	2004

Asset retirement obligations, beginning of the year	$424,470	$153,400	$92,300
Liabilities incurred during the year	409,935	257,870	60,900
Liabilities settled during the year	(206,323)	—	—
Accretion expense recognized during the year	34,128	13,200	200

Asset retirement obligations, end of the year	$662,210	$424,470	$153,400

Note 18. Recent Accounting Standards
     FSP No. 123(R)-4. In February 2006, the FASB issued FSP No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. We do not have any stock options with a cash settlement feature, and our consolidated financial statements have not been affected by this guidance.
     FIN No. 48. In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — Interpretation of FASB No. 109. FIN No. 48 requires us to recognize the impact of a tax position on our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective at the beginning of 2007, with the cumulative effect of any resulting change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of adoption FIN No. 48 and do not currently believe it will have a material affect on our consolidated financial statements.
          SAB No. 108. In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement errors should be considered in quantifying a current year misstatement. For fiscal years ending after November 15, 2006, prior year errors must be quantified using both a balance sheet and income statement approach and evaluated based on relevant quantitative and qualitative factors in determining their materiality for disclosure purposes. Our application of this guidance has not had a material affect on our consolidated financial statements.
          SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. The guidance in SFAS No. 157 applies to fair value measurements for derivatives and other financial instruments at initial recognition and in all subsequent periods. SFAS No. 157 is generally effective for all reporting periods during fiscal years beginning after November 15, 2007. We do not expect any material impact on our consolidated financial position or results of operations from adoption of this new standard.
          SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the employer to recognize the overfunded or underfunded status of any defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that status through adjustments to comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. These requirements are effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 has not had a material impact on our consolidated financial position, results of operations or cash flows and is not expected to have a material impact in future periods.
          FSP AUG AIR—1. In September 2006, the FASB issued FSP AUG AIR—1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR—1 prohibits companies from accruing the future costs of periodic major overhauls and maintenance of plant and equipment as a liability. The provisions of FSP AUG AIR—1 are effective for fiscal years beginning after December 15, 2006. We do not expect the implementation of these provisions to have a material impact on our consolidated financial statements.
Note 19. Supplementary Information on Oil and Gas Development and Producing Activities
          (a) General. This Note provides audited information on our oil and gas development and producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.
          (b) Results of Operations from Oil and Gas Producing Activities. The following table shows the results of operations from our oil and gas producing activities during the years presented in the consolidated financial statements. Results of operations from these activities are determined using historical revenues, production costs (including production related taxes) and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense are excluded from this determination.

	Year Ended December 31,
	2006	2005	2004

Revenues	$24,233,102	$16,317,144	$5,711,500
Production costs	(6,687,874)	(4,157,356)	(2,413,375)
DD&A	(6,501,001)	(4,033,036)	(1,609,844)
Income taxes (allocated on percentage of gross profits)	(2,392,780)	(1,043,591)	(418,239)

Results of operations for producing activities	$8,651,447	$7,083,161	$1,270,042

          (c) Capitalized Costs for Oil and Gas Producing Activities. For each of the years presented in the consolidated financial statements, the following table sets forth the components of capitalized costs for our oil and gas producing activities, all of which are conducted within the continental United States.

	Year Ended December 31,
	2006	2005	2004

Proved properties	$110,169,303	$90,859,568	$63,203,659
Unproved properties	3,000,465	2,434,814	1,838,038
Pipeline properties	46,369,858	20,703,321	7,294,420

	159,539,626	113,997,703	72,336,117
Accumulated DD&A	(15,322,094)	(8,212,363)	(4,179,327)

Total	$144,217,532	$105,785,340	$68,156,790

          (d) Costs Incurred in Oil and Gas Acquisition and Development Activities. The following table lists the costs we incurred in oil and gas acquisition and development activities for the years presented in the consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004
Property acquisition costs:
Unproved properties	$1,928,556	$1,833,077	$1,180,159
Proved properties	21,714,182	27,732,167	46,901,830
Development costs	25,883,798	12,096,342	5,673,442

Total	$49,526,536	$41,661,586	$53,755,431

Note 20. Supplementary Oil and Gas Reserve Information — Unaudited
          (a) General. Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserve information is unaudited. The reserves were estimated by Wright & Company, Inc., independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices at the end of each of the years presented in the consolidated financial statements. These prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserve estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.
          (b) Estimated Oil and Gas Reserve Quantities. For each of the years presented in the consolidated financial statements, our ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves are summarized below.

				Crude Oil, Condensate
	Natural Gas			and Natural Gas Liquids
	(Mmcf)			(Mbbls)
	2006	2005	2004	2006	2005	2004
Proved developed and undeveloped reserves:
Beginning of year	73,254	64,298	30,800	329	296	95
Purchase of reserves in place	—	12,265	26,353	—	8	177
Extensions, discoveries and other additions	28,086	21,660	17,960	2	18	8
Transfers/sales of reserves in place	(6,243)	(3,082)	(2,918)	—	—	—
Revision to previous estimates	5,730	(20,303)	(7,111)	163	47	28
Production	(2,622)	(1,584)	(786)	(41)	(40)	(12)

End of year	98,205	73,254	64,298	453	329	296

Proved developed reserves at end of year	39,350	32,606	33,105	439	300	286

          (c) Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry and may not represent the fair market value of our oil and gas reserves or the present value of future cash flows of equivalent reserves due to various uncertainties inherent in making these estimates. Those factors include changes in oil and gas prices from year-end prices used in the estimates, unanticipated changes in future production and development costs and other uncertainties in estimating quantities and present values of oil and gas reserves.
          The following table presents the standardized measure of discounted future net cash flows from our ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of December 31, 2006, 2005 and 2004 are calculated using weighted average prices in effect as of those dates. Those prices were $6.15, $12.39 and $6.89, respectively, per Mcf of natural gas and $56.88, $54.65 and $43.23, respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of our oil and gas properties.
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Future cash inflows	$629,909	$925,705	$455,751
Future production and development costs	(307,251)	(209,166)	(122,875)
Future income tax expenses	(61,512)	(211,251)	(105,805)

Undiscounted future net cash flows	261,146	505,288	227,071
10% annual discount for estimated timing of cash flows	(179,813)	(297,640)	(134,704)

Standardized measure of discounted future net cash flows	$81,333	$207,648	$92,367

          (d) Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of our proved oil and gas reserves after income taxes for each of the years presented in the consolidated financial statements. Sales of oil and gas, net of production costs, are based on historical pre-tax results. Extensions and discoveries, purchases of reserves in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented after tax.
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$207,648	$92,367	$33,597
Increase (decrease) due to current year operations:
Sales and transfers of oil and gas, net of related costs	(17,545)	(12,160)	(3,298)
Extensions, discoveries and improved recovery, less related costs	9,828	88,709	33,347
Purchase of reserves in place	—	49,153	68,854
Increase (decrease) due to changes in standardized variables:
Net changes in prices and production costs	(161,610)	74,548	(1,796)
Revisions of previous quantity estimates	(13,227)	(58,713)	(10,816)
Accretion of discount	20,765	9,237	3,360
Net change in future income taxes	31,347	(45,411)	(28,450)
Production rates (timing) and other	4,127	9,918	(2,431)

Net increase (decrease)	(126,315)	115,281	58,770

Balance, end of year	$81,333	$207,648	$92,367

Supplementary Selected Quarterly Financial Data — Unaudited
          The following table provides unaudited supplementary financial information on our results of operations for each quarter in the two-year period ended December 31, 2006.
(In thousands, except per share amounts)

	Year Ended December 31,
	2006				2005
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Revenues	$19,310	$14,851	$18,340	$27,319	$15,699	$15,083	$11,436	$20,010
Income (loss) before income taxes	2,160	616	1,804	1,566	1,437	572	(546)	1,356
Net income (loss)	508	136	723	625	564	187	(536)	737

Diluted EPS	0.02	0.01	0.03	0.03	0.03	0.01	(0.03)	0.04

Common stock price range:
High	$8.25	$9.95	$9.40	$12.35	$15.86	$14.59	$6.47	$6.39
Low	6.38	6.54	6.86	7.16	9.06	5.92	4.15	4.17