Form 10-Q
period 2007-03-31
NGAS Resources Inc
filed 2007-05-10
CIK 746834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2). Yes ☐ No ☑
Number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Title of Class	Outstanding at May 8, 2007
Common Stock	21,798,551

NGAS Resources, Inc.
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets – March 31, 2007 (unaudited) and December 31, 2006	1
Condensed Consolidated Statement of Operations – Three months ended March 31, 2007 and 2006	2
Condensed Consolidated Statement of Cash Flows – Three months ended March 31, 2007 and 2006	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 6. Exhibits	20
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Forward-Looking Statements
     Some matters discussed in this report are prospective and constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Other than statements of historical fact, all statements that address our future activities, events, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. While we believe these forward-looking statements are based on reasonable assumptions, they involve known and unknown risks, uncertainties and other factors that may cause future results to differ materially from those discussed or implied in this report. Additional information about issues that could cause actual results to differ from our forward-looking statements is provided in our annual report on Form 10-K for the year ended December 31, 2006.

Additional Information
     We file annual, quarterly and other reports and information with the Securities Exchange Commission. Promptly after their filing, we provide access to these reports without charge on our website at www.ngas.com.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$2,051,447	$14,431,977
Accounts receivable	6,476,208	9,108,574
Prepaid expenses and other current assets	1,076,021	1,108,734
Loans to related parties	7,373	7,147

Total current assets	9,611,049	24,656,432

Bonds and deposits	558,695	533,695
Oil and gas properties	153,048,673	144,217,532
Property and equipment	3,649,515	3,342,571
Loans to related parties	255,361	257,430
Deferred financing costs	2,124,729	2,264,022
Other non-current assets	3,161,533	2,634,271
Goodwill	313,177	313,177

Total assets	$172,722,732	$178,219,130

LIABILITIES
Current liabilities:
Accounts payable	6,231,327	9,286,849
Accrued liabilities	3,336,805	3,998,978
Customers’ drilling deposits	5,940,637	12,173,905
Long term debt, current portion	24,000	24,000

Total current liabilities	15,532,769	25,483,732

Deferred income taxes	8,369,185	8,035,779
Long term debt	71,004,957	66,922,744
Deferred compensation	1,565,578	1,419,776

Total liabilities	96,472,489	101,862,031

SHAREHOLDERS’ EQUITY

Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
21,798,551 Common shares (2006 – 21,788,551)	84,572,132	84,531,832
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	3,268,608	3,073,287
Contributed surplus	1,307,861	1,396,074
To be issued:
9,185 Common shares (2006 – 9,185)	45,925	45,925

	89,170,896	89,023,488
Deficit	(12,920,653)	(12,666,389)

Total shareholders’ equity	76,250,243	76,357,099

Total liabilities and shareholders’ equity	$172,722,732	$178,219,130

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUE
Contract drilling	$9,245,219	$20,411,500
Oil and gas production	6,752,232	6,204,184
Gas transmission and compression	1,947,941	703,571

Total revenue	17,945,392	27,319,255

DIRECT EXPENSES
Contract drilling	7,180,717	16,702,930
Oil and gas production	1,683,014	1,453,468
Gas transmission and compression	1,099,593	632,429

Total direct expenses	9,963,324	18,788,827

OTHER EXPENSES (INCOME)
Selling, general and administrative	4,021,882	4,474,392
Options, warrants and deferred compensation	341,123	428,747
Depreciation, depletion and amortization	2,306,470	1,537,912
Interest expense	1,224,756	600,383
Interest income	(84,054)	(118,360)
Other, net	92,749	40,948

Total other expenses	7,902,926	6,964,022

INCOME BEFORE INCOME TAXES	79,142	1,566,406

DEFERRED INCOME TAX EXPENSE	333,406	940,669

NET INCOME (LOSS)	$(254,264)	$625,737

Basic	$(0.01)	$0.03

Diluted	$(0.01)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	21,791,107	21,377,525

Diluted	21,791,107	23,177,078

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(254,264)	$625,737
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Incentive bonus paid in common shares	—	291,032
Compensation from options and warrants	341,123	428,747
Depreciation, depletion and amortization	2,306,470	1,537,912
Gain (loss) on sale of assets	(5,920)	18,958
Deferred income taxes	333,406	940,669
Changes in assets and liabilities:
Accounts receivable	2,632,366	(197,641)
Prepaid expenses and other current assets	32,713	1,608,781
Other non-current assets	(527,262)	(823,944)
Accounts payable	(3,055,522)	1,533,980
Accrued liabilities	(662,173)	2,804,756
Customers’ drilling deposits	(6,233,268)	(15,828,600)

Net cash used in operating activities	(5,092,331)	(7,059,613)

INVESTING ACTIVITIES
Proceeds from sale of assets	27,200	—
Purchase of property and equipment	(510,401)	(324,742)
Increase in bonds and deposits	(25,000)	(1,000)
Additions to oil and gas properties, net	(10,816,141)	(25,521,311)

Net cash used in investing activities	(11,324,342)	(25,847,053)

FINANCING ACTIVITIES
Decrease in loans to related parties	1,843	20,641
Proceeds from issuance of common shares	40,300	168,056
Payments of deferred financing costs	—	(75,000)
Proceeds from issuance of long term debt	4,000,000	17,978,933
Payments of long term debt	(6,000)	(6,000)

Net cash provided by financing activities	4,036,143	18,086,630

Change in cash	(12,380,530)	(14,820,036)
Cash, beginning of period	14,431,977	23,944,252

Cash, end of period	$2,051,447	$9,124,216

SUPPLEMENTAL DISCLOSURE
Interest paid	$1,231,044	$666,000
Income taxes paid	—	—
See accompanying notes.

NGAS Resources, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     (a) General. The accompanying condensed consolidated financial statements of NGAS Resources, Inc. (NGAS) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006. Except as noted below, our accounting policies and their method of application in the accompanying condensed consolidated financial statements are consistent with those described in the annual report.
     (b) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of NGAS, our wholly owned subsidiary, Daugherty Petroleum, Inc. (DPI), and its wholly owned subsidiaries. The condensed consolidated financial statements also reflect DPI’s interests in a total of 35 drilling programs sponsored to participate in its drilling operations. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References to the Company, we, our or us include DPI, its subsidiaries and interests in sponsored drilling programs. These interim consolidated financial statements are unaudited but reflect all normal recurring adjustments that, in the opinion of our management, are necessary to fairly present our financial position at March 31, 2007 and results of operations and cash flows for the three months ended March 31, 2007 and 2006.
     (c) Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates pertain to proved oil and gas reserves and related cash flow estimates used in impairment tests of goodwill and other long-lived assets, estimates of future development, dismantlement and abandonment costs and estimates relating to future oil and gas revenues and expenses. We also make estimates and assumptions in maintaining allowances for doubtful accounts when deemed appropriate to reflect losses that could result from failures by customers or other parties to make payments on our trade receivables. The evaluations required for all of these estimates involve significant uncertainties, and actual results could differ from the estimates.
Note 2. Oil and Gas Properties
     All of our oil and gas development and producing activities are conducted within the continental United States. Capitalized costs and accumulated depreciation, depletion and amortization (DD&A) for our oil and gas properties, gathering facilities and well equipment as of March 31, 2007 and December 31, 2006 are summarized below.

	March 31,	December 31,
	2007	2006
Proved oil and gas properties	$118,693,664	$110,169,303
Unproved oil and gas properties	3,325,397	3,000,465
Gathering facilities and well equipment	48,336,706	46,369,858

	170,355,767	159,539,626
Accumulated DD&A	(17,307,094)	(15,322,094)

Net oil and gas properties and equipment	$153,048,673	$144,217,532

Note 3. Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for our other property and equipment as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
Land	$12,908	$12,908
Building improvements	60,731	48,350
Machinery and equipment	2,980,384	2,680,174
Office furniture and fixtures	160,802	129,031
Computer and office equipment	598,194	569,877
Vehicles	1,699,714	1,607,554

	5,512,733	5,047,894
Accumulated depreciation	(1,863,218)	(1,705,323)

Net other property and equipment	$3,649,515	$3,342,571

Note 4. Deferred Financing Costs
     Financing costs for our convertible note private placements and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. These costs include $354,819 incurred in the third quarter of 2006 for our new credit facility. See Note 7 – Long Term Debt. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our outstanding notes and credit facility aggregated $2,124,729 at March 31, 2007 and $2,264,022 at December 31, 2006, net of accumulated amortization totaling $1,061,617 and $922,324, respectively.
Note 5. Goodwill
     Goodwill of $1,789,564 was recorded in connection with our acquisition of DPI in 1993 and was amortized over ten years on a straight-line basis until 2002, when we adopted the Canadian equivalent of SFAS No. 142, Goodwill and Other Intangible Assets. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment at least annually. Our annual analyses indicated that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of March 31, 2007 and December 31, 2006, with unamortized goodwill of $313,177.
Note 6. Customer Drilling Deposits
     We sponsor and manage drilling programs to participate in our drilling initiatives, in which we maintain non-promoted interests ranging from 12.5% to 75%. Historically, we conducted drilling operations under turnkey contracts with our sponsored drilling programs, requiring us to drill and complete wells at specified prices and entitling us to any surplus if the contract price exceeded our costs. In 2006, we changed the structure of our new drilling programs from turnkey pricing to cost plus, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. Under both structures, net proceeds received under drilling contracts with sponsored programs are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $5,940,637 as of March 31, 2007 and $12,173,905 at December 31, 2006 represent unapplied drilling contract payments for wells that were not yet drilled as of the balance sheet dates.
Note 7. Long Term Debt
     (a) Convertible Notes. We issued several series of convertible notes in private placements to finance part of our drilling and acquisition activities. During 2005, the notes of all prior series were converted by their holders, either voluntarily or in response to our redemption calls, resulting in our issuance of 3,439,478 common shares during the year. In December 2005, we completed an institutional private placement of a new series of 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million, all of which remained outstanding at March 31, 2007, with a conversion price of $14.34, subject to adjustment for certain dilutive issuances of common stock. We also issued warrants in the transaction, which expired unexercised in August 2006. See Note 8 – Capital Stock.
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
     (b) Credit Facility. In September 2006, we entered into a credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides DPI with a senior secured revolving credit facility that replaces its prior credit facility with KeyBank, which had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a borrowing base of $50 million at March 31, 2007. Under the terms of the credit agreement, outstanding borrowings bear interest at fluctuating rates ranging from the agent’s prime rate to 0.75% above that rate, depending on the amount of borrowing base utilization. Alternatively, we may elect Eurodollar based pricing from 1.5% to 2.5% above quoted LIBOR rates, depending on our borrowing base utilization. The credit agreement also provides for commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of March 31, 2007, outstanding borrowings under the facility aggregated $35 million, with $2 million in letters of credit. The facility is secured by liens on our interests in most of our producing wells. Obligations under the facility are guaranteed by NGAS.
     (c) Acquisition Debt. We issued a note for $854,818 to finance our 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property, buildings and equipment. Although the acquisition agreement provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The remaining acquisition debt was $336,818 at March 31, 2007 and $342,818 at December 31, 2006.
     (d) Total Long Term Debt and Maturities. The following tables summarize our total long term debt at March 31, 2007 and December 31, 2006 and the principal payments due each year through 2010 and thereafter.

	Principal Amount Outstanding
	March 31,	December 31,
	2007	2006
Total long term debt (including current portion)(1)	$71,028,957	$66,946,744
Less current portion	24,000	24,000

Total long term debt(1)	$71,004,957	$66,922,744

Maturities of Debt

Remainder of 2007	$18,000
2008	24,000
2009	24,000
2010	35,716,139
2011 and thereafter	35,246,818

(1)	Reflects allocations of $1,307,861 at March 31, 2007 and $1,396,074 at December 31, 2006 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features and related warrants.

Note 8. Capital Stock
     (a) Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at March 31, 2007 or December 31, 2006.
     (b) Common Shares. The following tables reflect transactions involving our common stock during the periods presented.

	Number of
	Shares	Amount
Common Shares Issued
Balance, December 31, 2005	21,357,628	$82,371,189
Issued to employees as incentive bonus	65,945	468,612
Issued upon exercise of stock options and warrants	336,106	1,472,026
Issued for contract settlement	28,872	220,005

Balance, December 31, 2006	21,788,551	84,531,832
Issued upon exercise of stock options and warrants	10,000	40,300

Balance, March 31, 2007	21,798,551	$84,572,132

Paid In Capital – Options and Warrants
Balance, December 31, 2005		$2,743,806
Recognized		975,468
Expired		(565,946)
Accreted(1)		(80,041)

Balance, December 31, 2006		3,073,287
Recognized		195,321

Balance, March 31, 2007		$3,268,608

Contributed Surplus

Balance, December 31, 2005		$1,748,926
Accreted(1)		(352,852)

Balance, December 31, 2006		1,396,074
Accreted(1)		(88,213)

Balance, March 31, 2007		1,307,861

Common Shares to be Issued
Balance, March 31, 2007 and December 31, 2006	9,185	$45,925

(1)	Reflects accretion of the equity components allocated to our 6% convertible notes and related warrants issued in 2005.
     (c) Stock Options and Awards. We maintain three stock plans for the benefit of our directors, officers, employees and, in the case of the second and third plans, certain consultants or advisors. The plans provide for the grant of options to purchase up to 3,600,000 common shares and, in the case of our most recent plan, either stock awards or options for an aggregate of up to 4,000,000 common shares. Option grants under all the plans must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. Stock awards under the third plan may be subject to vesting conditions and trading restrictions specified at the time of grant. During 2006, stock awards and option grants were made under the third plan for a total of 65,945 shares. There were no awards or grants in the first quarter of 2007. The following table shows transactions and vesting in stock options during the reported periods.

			Weighted Average
	Issued	Exercisable	Exercise Price
Balance, December 31, 2005	2,985,000	571,250	$4.67
Vested	—	509,583	4.26
Exercised	(135,000)	(135,000)	4.05
Forfeited	(35,000)	—	6.02

Balance, December 31, 2006	2,815,000	945,833	4.68
Vested	—	292,500	4.03

Balance, March 31, 2007	2,815,000	1,238,333	4.68

     At March 31, 2007, the exercise prices of options outstanding under our stock option plans ranged from $1.02 to $7.04 per share, and their weighted average remaining contractual life was 2.64 years. The following table provides additional information on the terms of stock options outstanding at March 31, 2007.

Options Issued and Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
Exercise			Average	Average		Average
Price			Remaining	Exercise		Exercise
or Range		Number	Life (years)	Price	Number	Price
$1.02		145,000	0.76	$1.02	145,000	$1.02
4.03	4.09	1,845,000	2.50	4.05	1,045,000	4.06
6.02	7.04	825,000	3.31	6.74	48,333	6.02

		2,815,000			1,238,333

     In accounting for stock options, we apply the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, which we adopted retroactively under its Canadian GAAP equivalent in 2004. We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the interim consolidated financial statements, the fair value estimates for each option grant assumed a risk free interest rate ranging from 4.5% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from six months to five years based on the option’s vesting provisions. This resulted in non-cash charges for options and warrants of $975,468 in 2006 and $195,321 in the first three months of 2007.
     (d) Common Stock Purchase Warrants. We have issued common stock purchase warrants in various financing transactions. At December 31, 2006, we had outstanding warrants for the purchase of 10,000 common shares at $4.03 per share, which were fully exercised in the first quarter of 2007.
Note 9. Income (Loss) Per Share
     The following table shows the computation of basic and diluted earnings (loss) per share (EPS) for the reporting periods.

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income (loss) as reported for basic EPS	$(254,264)	$625,737
Adjustments to income (loss) for diluted EPS	—	—

Net income (loss) for diluted EPS	$(254,264)	$625,737

Denominator:
Weighted average shares for basic EPS	21,791,107	21,377,525
Effect of dilutive securities:
Stock options	—	1,584,900
Warrants	—	214,653

Adjusted weighted average shares for dilutive EPS	21,791,107	23,177,078

Basic EPS	$(0.01)	$0.03

Diluted EPS	$(0.01)	$0.03

Note 10. Segment Information
     We have two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information on these business segments.

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Oil and gas development	$17,945,392	$27,319,255
Corporate	—	—

Total	17,945,392	27,319,255

DD&A:
Oil and gas development	2,142,426	1,386,745
Corporate	164,044	151,167

Total	2,306,470	1,537,912

Interest expense:
Oil and gas development	669,756	45,383
Corporate	555,000	555,000

Total	1,224,756	600,383

Net income (loss):
Oil and gas development	521,481	1,470,653
Corporate	(775,745)	(844,916)

Total	(254,264)	625,737

Capital expenditures:
Oil and gas development	11,198,942	25,764,868
Corporate	127,600	81,185

Total	$11,326,542	$25,846,053

	March 31,	December 31,
Identifiable assets:	2007	2006
Oil and gas development	$169,397,604	$174,750,803
Corporate	3,325,128	3,468,327

Total	$172,722,732	$178,219,130

Note 11. Commitments
     We incurred lease rental expenses of $1,727,982 in 2006 and $565,538 in the first three months of 2007. As of March 31, 2007, we have contractual obligations for periodic future payments under leases for field equipment and instruments governing its other commercial commitments in the amounts listed below.

	Commercial Commitments
	Operating	Other
Year	Leases	Commitments		Total
Remainder of 2007	$1,244,800	$240,000	(1)	$1,484,800
2008	1,410,410	100,000	(2)	1,510,410
2009	1,310,502	2,045,000	(2)	3,355,502
2010	1,211,834	—		1,211,834
2011 and thereafter	1,112,654	—		1,112,654

Total	$6,290,200	$2,385,000		$8,675,200

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.
Note 12. Recent Accounting Standards
     SFAS No. 159. In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits fair value accounting for many financial instruments and related items that are not currently required to be measured at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We will adopt SFAS No. 159 at the beginning of 2008 and do not expect its adoption to have a material impact on our consolidated financial condition or results of operations.
     SAB No. 108. In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement errors should be considered in quantifying a current year misstatement. Beginning in 2007, prior year errors must be quantified using both a balance sheet and income statement approach and evaluated based on relevant quantitative and qualitative factors in determining their materiality for disclosure purposes. Application of this guidance has not had a material affect on our consolidated financial statements.
     SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the employer to recognize the overfunded or underfunded status of any defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that status through adjustments to comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. These requirements are effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 has not had a material impact on our consolidated financial position, results of operations or cash flows.
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

     FSP AUG AIR–1. In September 2006, the FASB issued FSP AUG AIR–1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR–1 prohibits companies from accruing the future costs of periodic major overhauls and maintenance of plant and equipment as a liability. The provisions of FSP AUG AIR–1 are effective for fiscal years beginning after December 15, 2006. The implementation of these provisions has not had a material impact on our consolidated financial statements.
     FIN No. 48. In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – Interpretation of FASB No. 109. FIN No. 48 requires us to recognize the impact of a tax position on our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective at the beginning of 2007, with the cumulative effect of any resulting change in accounting principles recorded as an adjustment to opening retained earnings. The adoption of FIN No. 48 has not had a material affect on our consolidated financial position.

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
          We develop our prospects through our operating subsidiaries and our interests in sponsored drilling programs. Our combined interest as both general partner and an investor in these programs ranges from 12.5% to 75%, and we earn additional reversionary interests after targeted distribution thresholds are reached. Our principal and administrative offices are located in Lexington, Kentucky. Our common stock is traded on the Nasdaq National Market under the symbol NGAS. Unless otherwise indicated, references in this report to we, our or us include NGAS Resources, Inc., our direct and indirect wholly owned subsidiaries and our interests in sponsored drilling programs. As used in this report, Dth means decatherm, Mcf means thousand cubic feet, Bcf means billion cubic feet, Mcfe means thousand cubic feet of gas equivalents, and Bcfe means billion cubic feet of gas equivalents.
Strategy
          Our business is structured to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. During 2006, we achieved record production of 2.9 Bcfe, up 57% from 2005, contributing to 28% growth in our total revenue to $79.8 million. We also increased our estimated proved reserves by 34% to 100.9 Bcfe at the end of 2006, of which 42% are proved developed, with a reserve life index over 32 years based on annualized fourth quarter production. We achieved these benchmarks primarily through drilling success and a larger net position in new wells on our core properties. Our strategy for continuing to realize our operational and financial objectives for 2007 and beyond emphasizes several components.
•	Acceleration of Drilling Operations. Development drilling is our mainstay for production and reserve growth. We believe our long and successful operating history in the Appalachian basin and proven ability to drill a large number of wells year after year have positioned us as a leading player in this region. We participated in 226 gross (65.4577 net) wells during 2006 and an additional 57 gross (23.6000 net) wells in the first quarter of 2007. We have identified over 1,100 additional drilling locations on our Appalachian properties for future development, including 550 locations in our key Leatherwood field, where we plan to continue our focus over the next few years. We are also accelerating development of our Fonde field and other complementary Appalachian plays to consolidate our position in the region, while diversifying our asset base through targeted expansion in other unconventional natural gas basins.

•	Investment in Midstream Assets. We operate a strategically located open-access gas gathering system spanning 116 miles in southeastern Kentucky and southwestern Virginia. We acquired these midstream assets in March 2006 through our NGAS Gathering subsidiary for $18 million. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. Ownership of these facilities compliments our field-wide Appalachian gathering systems, expanding our total gathering position to 544 miles as of March 31, 2007. We currently move production from our Leatherwood, Straight Creek and SME fields for delivery through the NGAS Gathering system, with daily gross throughput of over 19,000 Dth. In addition to generating gas transmission and compression revenues from third-party throughput and cost savings for our own Appalachian production, ownership of these assets gives us control over gas flow from our connected fields and enhances our competitive position in the region.

•	Extension of Infrastructure. We construct and operate field-wide gas gathering and compression facilities for our Appalachian properties, which we continually upgrade to keep pace with our expanding production base. Because we control third-party access to these facilities, our 100% ownership of this infrastructure provides us with competitive advantages in acquiring and developing nearby acreage. Our field-wide systems spanned 428 miles at March 31, 2007, including 103 miles of production lines installed in 2006 and 14 miles in the first quarter this year. Recent additions to our infrastructure include facilities that enabled us to bring a backlog of unconnected wells in our Leatherwood field on line sequentially for compression into the NGAS Gathering system. We are currently upgrading the main suction line for this field to enhance flow rates from new Leatherwood wells. We are also extending our infrastructure to provide deliverability from our Fonde field through a 17-mile, six-inch steel line to our midstream system. Production in Fonde has historically been limited by pipeline capacity constraints. Our new system, scheduled for completion in the third quarter of 2007, will connect over 60 Fonde wells and open nearly 50,000 acres to development in this field.

•	Repeatable Drilling. As of March 31, 2007, we had interests in a total of 1,067 wells. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, generally encountering several predictable natural gas pay zones. We focus on repeatable prospects to reduce drilling risks, as reflected in our success rate. Historically, over 99% of our Appalachian development wells have been completed as producers. The primary pay zone for most of these wells is the Devonian shale formation. This is considered an unconventional target due to its low permeability, and natural fracturing is often enhanced by effective acidizing or other treatments. While this typically results in modest initial volumes and pressures, it also accounts for the low annual decline rates demonstrated by our wells in the region, many of which are expected to produce for 25 years or more.

•	Drilling Program Financings. Our ability to attract outside capital through our sponsored drilling programs has enabled us to capitalize on natural gas development opportunities and long range pricing expectations for this commodity. Beginning in 2006, we changed the structure of our new drilling programs from turnkey to cost-plus pricing, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. We also tailored our new drilling programs for tiered participation on a field-wide basis, retaining program interests between 45% to 75% in Leatherwood development and from 12.5% to 60% in our other drilling initiatives.

•	Acquisition of Additional Drilling Prospects. We follow a disciplined capital allocation process in selecting opportunities to build our substantial inventory of drilling prospects that meet our criteria for predictable, long-lived reserves. During 2006, we expanded our position in several of our major Appalachian fields. We also implemented initiatives to leverage our core expertise with evolving technologies in horizontal and directional drilling, which may provide advantages in extracting tight gas from unconventional formations. The initial programs are being conducted in the Arkoma basin on a coalbed methane (CBM) project, in the Illinois basin on acreage we acquired in western Kentucky to test the New Albany shale formation and in West Virginia on acreage controlled by a joint venture partner. We plan to continue capitalizing on opportunities to assemble or acquire interests in large tracts with significant development potential. Our goal is to consolidate our position in the Appalachian basin, while also diversifying our prospect inventory with similar unconventional plays.
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

Drilling Programs
          Drilling Program Structure. Most of our drilling operations are conducted through sponsored programs structured to share development costs, risks and returns on repeatable prospects and optimize tax advantages for private investors. To develop exploratory prospects with higher risk profiles, we generally rely on smaller, specialized drilling programs with strategic and industry partners or other suitable investors. Historically, we have conducted program operations under turnkey drilling contracts, requiring us to bear any drilling and completion costs exceeding the contract price. In response to increased demand and price volatility for drilling services and equipment, we changed the structure of our drilling programs to cost-plus pricing, beginning in 2006, with a view to sharing this exposure with our outside investors and stabilizing our margins for contract drilling operations.
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
          Drilling Program Investments. In addition to managing program operations, we invest in each drilling program on substantially the same terms as outside investors. We contribute capital to each program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach payout, which ranges from 100% to 110% of partners’ investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. In 2006 and the first quarter of 2007, we sponsored a total of five new drilling programs under our cost-plus pricing structure. They include three programs for up to 184 wells in our major Appalachian fields, including 83 wells in Leatherwood, where we maintained a 75% interest in our 2006 programs and 45% in our first program this year. Our 2006 initiatives also included programs for 40 natural gas wells on acreage controlled by a joint venture partner in West Virginia and six horizontal CBM wells drilled by another joint venture partner in the Arkoma basin. We have a 25% stake in the West Virginia program and a 12.5% share of the Arkoma program.
Drilling Operations
          Exploratory Initiatives. We sponsored a specialized exploratory drilling program late in 2005 on acquired tracts in the Illinois basin spanning approximately 15,500 acres in western Kentucky to test the New Albany shale formation, which has similar geologic characteristics to the Devonian shale in the Appalachian basin. The initial phase of the project targeted the shallow New Albany shale on the eastern rim of the basin. There were 30 test wells for this phase, including five wells drilled with horizontal legs averaging 2,500 feet. Although we drilled and tested all the wells in this phase below budget, we were not encouraged by the results, and we expensed the suspended well costs for three of the wells during 2006. Late in the year, we began a five-well test phase for our own account in the central portion of the Illinois basin, targeting the New Albany shale at greater depths through traditional vertical drilling. Treatment and flow testing on these wells were promising, and we plan to continue this phase of the central Illinois basin project at a pace determined by ongoing results.

          Participation Rights. The leases and farmouts for some of our acreage in the Appalachian basin, primarily the Leatherwood field, are subject to third-party participation rights for up to 50% of the working interests in new wells. We had third-party participation in our Leatherwood wells for average working interests of 25.4% in 2006 and 10.9% during the first quarter of 2007.
          Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during 2006 and the first three months of 2007. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells, without giving effect to any reversionary interest we may subsequently earn in wells drilled through our drilling programs.

	Development Wells			Exploratory Wells
	Productive		Dry	Productive		Dry
	Gross	Net	Gross	Gross	Net	Gross
Year ended December 31, 2006	193	56.3007	—	30	8.5330	3
Three months ended March 31, 2007	52	18.6000	—	5	5.0000	—
          Production Volumes and Sales Prices. The following table shows our total net oil and gas production volumes and average sales prices for the three months ended March 31, 2007 and 2006 and for the year ended December 31, 2006. We also had extracted liquids and condensates that contributed $44,560 to our production revenues in the first three months of 2007 and $44,832 in 2006.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Production volumes:
Oil (Bbl)	15,611	9,211	40,938
Natural gas (Mcf)	684,649	608,898	2,622,474

Equivalents (Mcfe)	778,312	664,164	2,868,102

Average sales price:
Natural gas (per Mcf)	$8.62	$9.35	$8.23
Oil (per Bbl)	51.44	50.73	59.60
Results of Operations — Three Months Ended March 31, 2007 and 2006
          Revenues. The following table shows the components of our revenues for the three months ended March 31, 2007 and 2006, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Three Months Ended March 31,
		% of		%
	2007	Revenue	2006	Change
Contract drilling	$9,245,219	51%	$20,411,500	(55)%
Oil and gas production	6,752,232	38	6,204,184	9
Gas transmission and compression	1,947,941	11	703,571	177

Total	$17,945,392	100%	$27,319,255	(34)

     Our revenue mix for the first quarter of 2007 reflects our ongoing strategy for transitioning to a production based business, with oil and gas sales accounting for 38% of total revenues, compared to 23% of total revenues for the year-earlier quarter and 30% for 2006 as a whole. We expect this trend to continue as we execute our initiatives for long term production growth by expanding our infrastructure and acreage position in core fields and accelerating our development of these properties.
     Contract drilling revenues reflect the size and timing of our drilling program financing, as well as our percentage interest in drilling initiatives. Although we receive the proceeds from program financings as customers’ drilling deposits under our drilling contracts with sponsored programs, we recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. We participated in 57 gross (23.6000 net) wells in the first quarter of 2007, including five exploratory wells for our own account, compared to 79 gross (18.6535 net) wells in the same quarter last year. The contraction in third-party contract drilling revenues reflects this reduction in gross wells, coupled with lower third-party participation levels resulting from our increased net position in current drilling initiatives.
     Our growth in production revenues on a period-over period basis reflects an increase of 17% in production volumes to 778,312 Mmcfe in the first quarter of 2007, with an 8% decline in our average sales price of natural gas (before certain transportation charges) to $8.62 per Mcf. Our volumetric growth was driven by added production from new wells brought on line in the last twelve months. We anticipate ongoing production gains as we continue to upgrade our infrastructure and bring wells in Leatherwood and other key fields on stream. Principal purchasers of our production are gas marketers and customers with transmission facilities near our producing properties. Approximately 45% of our natural gas production in the first quarter of 2007 was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
     Gas transmission and compression revenues were driven by fees totaling $894,080 for moving third-party gas through our NGAS Gathering system, which we acquired in March 2006. This component of revenues also reflects additional fees for gathering and compression of third-party gas production through our field-wide facilities, together with contributions of $137,996 from gas utility sales and $60,720 from our minority interest in the gathering system that services our Arkoma CBM project.
     Expenses. The following table shows the components of our direct and other expenses for the three months ended March 31, 2007 and 2006. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Three Months Ended March 31,
	2007	Margin	2006	Margin
Contract drilling	$7,180,717	22%	$16,702,930	18%
Oil and gas production	1,683,014	75	1,453,468	77
Gas transmission and compression	1,099,593	44	632,429	10

Total direct expenses	9,963,324	44	18,788,827	31

		% Revenue		% Revenue
Selling, general and administrative	4,021,882	22%	4,474,392	16%
Options, warrants and deferred compensation	341,123	2	428,747	2
Depreciation, depletion and amortization	2,306,470	13	1,537,912	6
Interest expense, net of interest income	1,140,702	6	482,023	2
Other, net	92,749	1	40,948	—

Total other expenses	$7,902,926		$6,964,022

     Contract drilling expenses reflect the substantial level and complexity of our drilling initiatives. In the first quarter of 2007, these expenses were 78% of contract drilling revenues, compared to 82% in the first quarter of 2006. The margins for this sector reflect our transition from turnkey to cost-plus pricing for our new drilling programs, which we implemented in 2006 with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. We expect these margins to stabilize from ongoing cost-plus drilling program operations.

     Production expenses for the current quarter were driven by our substantial volumetric growth. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. The increase in our production expenses was significantly offset by cost savings realized from ownership of the NGAS Gathering system acquired in March 2006, eliminating transportation fees for our share of Leatherwood, Straight Creek and SME production delivered through the system. As a percentage of oil and gas production revenues, our production expenses increased to 25% in the first quarter of 2007 from 23% in the year-earlier period.
     Gas transmission and compression expenses in the first quarter of 2007 were 56% of associated revenues, compared to 90% in the same quarter last year. The improvement in margins for this part of our business reflects substantial revenue growth from third-party fees generated by the NGAS Gathering system acquired in March 2006. Our gas transmission and compression expenses do not reflect our acquisition costs for that system or capitalized costs for extensions of our field-wide gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
     Selling, general and administrative (SG&A) expenses primarily reflect the timing and extent of our selling and promotional costs for sponsored drilling programs. On a period-over-period basis, SG&A expenses also reflect higher costs for supporting expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses.
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
     Interest expense for the first quarter of 2007 increased from higher overall bank borrowings, primarily to support our ongoing drilling and gas gathering initiatives, including capitalized costs of approximately $2.0 million for extensions and enhancements of our field-wide gas gathering systems during the current quarter.
     Deferred income tax expense recognized in the first quarter of 2007 represents future tax liability at the operating company level. Although we have no current tax liability due to the utilization of intangible drilling costs allocated from our active drilling programs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
     Net Income and EPS. We recognized a net loss of $254,264 in the first quarter of 2007, compared to net income of $625,737 in the same quarter last year, reflecting the foregoing factors. Basic earnings (loss) per share (EPS) was $(0.01) based on 21,791,107 weighted average common shares outstanding in the current quarter, compared to EPS of $0.03 based on 21,377,525 weighted average common shares outstanding in the first quarter of 2006.
     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.
Liquidity and Capital Resources
     Liquidity. Net cash of $5,092,331 was used by operating activities in the first three months of 2007. During the quarter, we used $11,324,342 in investing activities, most of which reflects net additions to our oil and gas properties and gathering systems. These investments were funded in part with net cash of $4,036,143 from financing activities. As a result of these activities, net cash decreased from $14,431,977 at December 31, 2006 to $2,051,447 at March 31, 2007.

     As of March 31, 2007, we had a working capital deficit of $5,921,720. This reflects wide fluctuations in our current assets and liabilities from the timing of customers’ deposits and expenditures under drilling contracts with our sponsored programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. The working capital deficit at the end of the reported period is not expected to have an adverse effect on our financial condition or results of operations in future periods.
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
     In December 2005, we completed an institutional private placement of our 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million. We also issued warrants in the transaction, which expired unexercised in August 2006. At March 31, 2007, all of the notes remained outstanding but were recorded at $35,692,139, reflecting an initial allocation of $2,394,913 for their equity components, which was ratably accreted by $432,893 in 2006 and $88,213 in the first quarter of 2007, along with $565,946 reallocated to debt upon expiration of the warrants last year.
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
     In September 2006, we entered into a credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides us with a senior secured revolving credit facility that replaces our prior credit facility with KeyBank, which had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a current borrowing base of $50 million. The facility is secured by liens on our interests in most of our Appalachian wells. Outstanding borrowings under the facility bear interest at fluctuating rates ranging from 1.5% to 2.5% above quoted LIBOR rates, depending on the amount of borrowing base utilization, plus commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of March 31, 2007, our outstanding borrowings under the facility aggregated $35 million.
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
Contractual Obligations and Commercial Commitments
     We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long term debt and other commercial commitments. The following table lists our minimum annual commitments as of March 31, 2007 under these instruments.

	Operating Leases			Other		Long Term
Year	Equipment	Premises	Total	Commitments		Debt
Remainder of 2007	$1,055,726	$189,074	$1,244,800	$240,000	(1)	$18,000
2008	1,389,402	21,008	1,410,410	100,000	(2)	24,000
2009	1,310,502	—	1,310,502	2,045,000	(2)	24,000
2010	1,211,834	—	1,211,834	—		35,716,139	(3)
2011 and thereafter	1,112,654	—	1,112,654	—		35,246,818

Total	$6,080,118	$210,082	$6,290,200	$2,385,000		$71,028,957

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.

(3)	Excludes an allocation of $1,307,861 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features.
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
Forward Looking Statements and Risk Factors
     Some statements made by us in this report are prospective and constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Other than statements of historical fact, all statements that address future activities, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. They include subsurface risks on the recoverability of hydrocarbons, operating risks involving logistical, infrastructure and regulatory issues and commercial risks stemming from the volatility of natural gas prices. Our annual report on Form 10-K for the year ended December 31, 2006 includes a discussion of these risk factors. There were no material changes in these risk factors during the interim period covered by this report.
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
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2007. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Notice of Articles, certified on June 3, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.2	Alteration to Notice of Articles, certified on June 25, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.3	Articles dated June 25, 2004, as amended and restated for corporate transition under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10[a] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

Exhibit
Number	Description of Exhibit
10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10[b] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.3	2003 Incentive Stock and Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.4	Asset Purchase and Sale Agreement dated as of January 17, 2006 among Duke Energy Gas Services, LLC, NGAS Gathering, LLC and Daugherty Resources, Inc. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated January 19, 2006).

10.5	Securities Purchase Agreement dated as of December 13, 2005 among NGAS Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated December 14, 2005).

10.6	Form of 6% convertible notes issued pursuant to the Securities Purchase Agreement dated as of December 13, 2005 among NGAS Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to current report on Form 8-K [File No. 0-12185] dated December 14, 2005).

10.7	Credit Agreement dated as of September 8, 2006 among NGAS Resources, Inc., Daugherty Petroleum, Inc. and KeyBank National Association, as agent for the lenders named therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated September 8, 2006).

10.8	Form of Change of Control Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.9 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.9	Form of Indemnification Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.10 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.10	Form of Long Term Incentive Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.11 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

11.1	Computation of Earnings Per Share (included in Note 9 to the accompanying consolidated financial statements)

21.0	Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K [File No. 0-12185] for the year ended December 31, 2006).

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGAS Resources, Inc.

Date: May 10, 2007	By:	/s/ William S. Daugherty

William S. Daugherty
Chief Executive Officer
(Duly Authorized Officer)
(Principal Executive Officer)