Form 10-Q
period 2007-06-30
NGAS Resources Inc
filed 2007-08-07
CIK 746834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007

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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2). Yes ☐ No ☑
Number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Title of Class	Outstanding at August 3, 2007
Common Stock	21,798,981

NGAS Resources, Inc.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets – June 30, 2007 (unaudited) and December 31, 2006	1

Condensed Consolidated Statement of Operations – Three months and six months ended June 30, 2007 and 2006	2

Condensed Consolidated Statement of Cash Flows – Three months and six months ended June 30, 2007 and 2006	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22
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

NGAS Resources, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$2,872,020	$14,431,977
Accounts receivable	7,964,917	9,108,574
Prepaid expenses and other current assets	866,114	1,108,734
Loans to related parties	7,466	7,147

Total current assets	11,710,517	24,656,432

Bonds and deposits	570,695	533,695
Oil and gas properties	164,762,711	144,217,532
Property and equipment	3,842,173	3,342,571
Loans to related parties	253,401	257,430
Deferred financing costs	1,985,437	2,264,022
Other non-current assets	3,502,229	2,634,271
Goodwill	313,177	313,177

Total assets	$186,940,340	$178,219,130

LIABILITIES
Current liabilities:
Accounts payable	6,658,999	9,286,849
Accrued liabilities	3,519,817	3,998,978
Customers’ drilling deposits	4,868,133	12,173,905
Long term debt, current portion	24,000	24,000

Total current liabilities	15,070,949	25,483,732

Deferred income taxes	8,482,850	8,035,779
Long term debt	86,087,170	66,922,744
Deferred compensation	1,711,380	1,419,776

Total liabilities	111,352,349	101,862,031

SHAREHOLDERS’ EQUITY

Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
21,798,981 Common shares (2006 – 21,788,551)	84,575,142	84,531,832
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	3,451,983	3,073,287
Contributed surplus	1,219,648	1,396,074
To be issued:
9,185 Common shares (2006 – 9,185)	45,925	45,925

	89,269,068	89,023,488
Deficit	(13,681,077)	(12,666,389)

Total shareholders’ equity	75,587,991	76,357,099

Total liabilities and shareholders’ equity	$186,940,340	$178,219,130

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE
Contract drilling	$7,459,704	$11,029,274	$16,704,923	$31,440,774
Oil and gas production	6,730,947	5,935,783	13,483,179	12,139,967
Gas transmission and compression	1,887,039	1,374,585	3,834,980	2,078,156

Total revenue	16,077,690	18,339,642	34,023,082	45,658,897

DIRECT EXPENSES
Contract drilling	5,919,020	7,840,559	13,099,737	24,543,489
Oil and gas production	1,799,186	1,529,940	3,482,200	2,983,408
Gas transmission and compression	779,843	541,869	1,879,436	1,174,298
Impairment of oil and gas assets	964,000	—	964,000	—

Total direct expenses	9,462,049	9,912,368	19,425,373	28,701,195

OTHER EXPENSES (INCOME)
Selling, general and administrative	3,042,364	3,164,516	7,064,246	7,638,908
Options, warrants and deferred compensation	329,177	419,787	670,300	848,534
Depreciation, depletion and amortization	2,361,176	1,964,578	4,667,646	3,502,490
Interest expense	1,534,216	1,089,070	2,758,972	1,689,453
Interest income	(49,689)	(101,524)	(133,743)	(219,884)
Other, net	45,156	86,440	137,905	127,388

Total other expenses	7,262,400	6,622,867	15,165,326	13,586,889

INCOME (LOSS) BEFORE INCOME TAXES	(646,759)	1,804,407	(567,617)	3,370,813

DEFERRED INCOME TAX EXPENSE	113,665	1,081,454	447,071	2,022,123

NET INCOME (LOSS)	$(760,424)	$722,953	$(1,014,688)	$1,348,690

NET INCOME (LOSS) PER SHARE
Basic	$(0.03)	$0.03	$(0.05)	$0.06

Diluted	$(0.03)	$0.03	$(0.05)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,798,607	21,456,828	21,794,843	21,417,395

Diluted	21,798,607	22,919,707	21,794,843	23,072,192

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(760,424)	$722,953	$(1,014,688)	$1,348,690
Adjustments to reconcile net income to net cash used in operating activities:
Incentive bonus paid in common shares	3,010	—	3,010	291,032
Compensation from options and warrants	329,177	419,787	670,300	848,534
Depreciation, depletion and amortization	2,361,176	1,964,578	4,667,646	3,502,490
Impairment of oil and gas assets	964,000	—	964,000	—
Gain on sale of assets	84,061	4,015	78,141	22,973
Deferred income taxes	113,665	1,081,454	447,071	2,022,123
Changes in assets and liabilities
Accounts receivable	(1,488,709)	(2,897,966)	1,143,657	(3,095,607)
Prepaid expenses and other current assets	209,907	653,388	242,620	2,262,169
Other non-current assets	(340,696)	62,124	(867,958)	(761,820)
Accounts payable	427,672	1,118,653	(2,627,850)	2,652,633
Accrued liabilities	183,012	(1,953,700)	(479,161)	851,056
Customers’ drilling deposits	(1,072,504)	(4,901,949)	(7,305,772)	(20,730,549)

Net cash provided by (used in) operating activities	1,013,347	(3,726,663)	(4,078,984)	(10,786,276)

INVESTING ACTIVITIES

Proceeds from sale of assets	7,500	4,443	34,700	4,443
Purchase of property and equipment	(476,103)	(164,950)	(986,504)	(489,692)
Increase in bonds and deposits	(12,000)	(10,000)	(37,000)	(11,000)
Additions to oil and gas properties, net	(14,708,038)	(9,523,333)	(25,524,179)	(35,044,644)

Net cash used in investing activities	(15,188,641)	(9,693,840)	(26,512,983)	(35,540,893)

FINANCING ACTIVITIES
Decrease in loans to related parties	1,867	1,775	3,710	22,416
Proceeds from issuance of common shares	—	119,570	40,300	287,626
Payments of deferred financing costs	—	—	—	(75,000)
Proceeds from issuance of long term debt	15,000,000	11,021,067	19,000,000	29,000,000
Payments of long term debt	(6,000)	(6,000)	(12,000)	(12,000)

Net cash provided by financing activities	14,995,867	11,136,412	19,032,010	29,223,042

Change in cash	820,573	(2,284,091)	(11,559,957)	(17,104,127)
Cash, beginning of period	2,051,447	9,124,216	14,431,977	23,944,252

Cash, end of period	$2,872,020	$6,840,125	$2,872,020	$6,840,125

SUPPLEMENTAL DISCLOSURE
Interest paid	$1,526,408	$1,126,537	$2,757,452	$1,793,203
Income taxes paid	—	—	—	—
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
     (b) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of NGAS, our wholly owned subsidiary, Daugherty Petroleum, Inc. (DPI), and its wholly owned subsidiaries. The condensed consolidated financial statements also reflect DPI’s interests in a total of 36 drilling programs sponsored to participate in its drilling operations. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References to the Company, we, our or us include DPI, its subsidiaries and interests in sponsored drilling programs. These interim consolidated financial statements are unaudited but reflect all normal recurring adjustments that, in the opinion of our management, are necessary to fairly present our financial position at June 30, 2007 and results of operations and cash flows for the three months and six months ended June 30, 2007 and 2006.
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
Note 2. Oil and Gas Properties
     (a) Capitalized Costs and DD&A. All of our oil and gas development and producing activities are conducted within the continental United States. Capitalized costs and accumulated depreciation, depletion and amortization (DD&A) for our oil and gas properties, gathering facilities and well equipment as of June 30, 2007 and December 31, 2006 are summarized below.

	June 30,	December 31,
	2007	2006
Proved oil and gas properties	$130,278,138	$110,169,303
Unproved oil and gas properties	3,512,312	3,000,465
Gathering facilities and well equipment	50,309,355	46,369,858

	184,099,805	159,539,626
Accumulated DD&A	(19,337,094)	(15,322,094)

Net oil and gas properties and equipment	$164,762,711	$144,217,532

     (b) Suspended Well Costs. We adopted FSP No. 19-1, Accounting for Suspended Well Costs, effective January 1, 2005. Based on our evaluation at the time of adoption, we had found proved reserves for all our exploratory wells within one year after completion of drilling. We added suspended well costs late in 2005 and during 2006 for an exploratory program to test the New Albany shale formation on the eastern rim of the Illinois basin in western Kentucky. Based on the criteria of FSP No. 19-1, we expensed suspended well costs of $178,700 for the first three wells in that program during 2006 and $964,000 for the remaining 27 wells in the program during the second quarter of 2007. As of June 30, 2007, we had no wells for which exploratory wells costs had been capitalized for a period of greater than one year after completion of drilling.
Note 3. Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for our other property and equipment as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
Land	$12,908	$12,908
Building improvements	58,051	48,350
Machinery and equipment	3,368,209	2,680,174
Office furniture and fixtures	163,725	129,031
Computer and office equipment	562,328	569,877
Vehicles	1,506,080	1,607,554

	5,671,301	5,047,894
Accumulated depreciation	(1,829,128)	(1,705,323)

Net other property and equipment	$3,842,173	$3,342,571

Note 4. Deferred Financing Costs
     Financing costs for our convertible note private placements and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. These costs include $354,819 incurred in the third quarter of 2006 for our new credit facility. See Note 7 – Long Term Debt. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our outstanding notes and credit facility aggregated $1,985,437 at June 30, 2007 and $2,264,022 at December 31, 2006, net of accumulated amortization totaling $1,200,910 and $922,324, respectively.
Note 5. Goodwill
     Goodwill of $1,789,564 was recorded in connection with our acquisition of DPI in 1993 and was amortized over ten years on a straight-line basis until 2002, when we adopted the Canadian equivalent of SFAS No. 142, Goodwill and Other Intangible Assets. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment at least annually. Our annual analyses indicated that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of June 30, 2007 and December 31, 2006, with unamortized goodwill of $313,177.
Note 6. Customer Drilling Deposits
     We sponsor and manage drilling programs to participate in our drilling initiatives, in which we maintain non-promoted interests ranging from 12.5% to 75%. Historically, we conducted drilling operations under turnkey contracts with our sponsored drilling programs, requiring us to drill and complete wells at specified prices and entitling us to any surplus if the contract price exceeded our costs. In 2006, we changed the structure of our new drilling programs from turnkey pricing to cost plus, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. Under both structures, net proceeds received under drilling contracts with sponsored programs are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $4,868,133 as of June 30, 2007 and $12,173,905 at December 31, 2006 represent unapplied drilling contract payments for wells that were not yet drilled as of the balance sheet dates.

Note 7. Long Term Debt
     (a) Convertible Notes. We issued several series of convertible notes in private placements to finance part of our drilling and acquisition activities. During 2005, the notes of all prior series were converted by their holders, either voluntarily or in response to our redemption calls, resulting in our issuance of 3,439,478 common shares during the year. In December 2005, we completed an institutional private placement of a new series of 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million, all of which remained outstanding at June 30, 2007, with a conversion price of $14.34, subject to adjustment for certain dilutive issuances of common stock. We also issued warrants in the transaction, which expired unexercised in August 2006. See Note 8 – Capital Stock.
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
     (b) Credit Facility. In September 2006, we entered into a credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides DPI with a senior secured revolving credit facility that replaces its prior credit facility with KeyBank, which had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a borrowing base of $65 million at June 30, 2007. Under the terms of the credit agreement, outstanding borrowings bear interest at fluctuating rates ranging from the agent’s prime rate to 0.75% above that rate, depending on the amount of borrowing base utilization. Alternatively, we may elect Eurodollar based pricing from 1.5% to 2.5% above quoted LIBOR rates, depending on our borrowing base utilization. The credit agreement also provides for commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of June 30, 2007, outstanding borrowings under the facility aggregated $50 million, with $2 million in letters of credit. The facility is secured by liens on our interests in most of our producing wells. Obligations under the facility are guaranteed by NGAS.
     (c) Acquisition Debt. We issued a note for $854,818 to finance our 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property, buildings and equipment. Although the acquisition agreement provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The remaining acquisition debt was $330,818 at June 30, 2007 and $342,818 at December 31, 2006.
     (d) Total Long Term Debt and Maturities. The following tables summarize our total long term debt at June 30, 2007 and December 31, 2006 and the principal payments due each year through 2010 and thereafter.

	Principal Amount Outstanding
	June 30,	December 31,
	2007	2006
Total long term debt (including current portion)(1)	$86,111,170	$66,946,744
Less current portion	24,000	24,000

Total long term debt(1)	$86,087,170	$66,922,744

(1)	Reflects allocations of $1,219,648 at June 30, 2007 and $1,396,074 at December 31, 2006 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features and related warrants.

Maturities of Debt

Remainder of 2007	$12,000
2008	24,000
2009	24,000
2010	35,804,352
2011 and thereafter	50,246,818
Note 8. Capital Stock
     (a) Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at June 30, 2007 or December 31, 2006.
     (b) Common Shares. The following tables reflect transactions involving our common stock during the periods presented.

	Number of
	Shares	Amount
Common Shares Issued
Balance, December 31, 2005	21,357,628	$82,371,189
Issued to employees as incentive bonus	65,945	468,612
Issued upon exercise of stock options and warrants	336,106	1,472,026
Issued for contract settlement	28,872	220,005

Balance, December 31, 2006	21,788,551	84,531,832
Issued to employees as incentive bonus	430	3,010
Issued upon exercise of stock options and warrants	10,000	40,300

Balance, June 30, 2007	21,798,981	$84,575,142

Paid In Capital – Options and Warrants
Balance, December 31, 2005		$2,743,806
Recognized		975,468
Expired		(565,946)
Accreted(1)		(80,041)

Balance, December 31, 2006		3,073,287
Recognized		378,696

Balance, June 30, 2007		$3,451,983

Contributed Surplus

Balance, December 31, 2005		$1,748,926
Accreted(1)		(352,852)

Balance, December 31, 2006		1,396,074
Accreted(1)		(176,426)

Balance, June 30, 2007		1,219,648

Common Shares to be Issued
Balance, June 30, 2007 and December 31, 2006	9,185	$45,925

(1)	Reflects accretion of the equity components allocated to our 6% convertible notes and related warrants issued in 2005.
     (c) Stock Options and Awards. We maintain three stock plans for the benefit of our directors, officers, employees and, in the case of the second and third plans, certain consultants or advisors. The plans provide for the grant of options to purchase up to 3,600,000 common shares and, in the case of our most recent plan, either stock awards or options for an aggregate of up to 4,000,000 common shares. Option grants under all the plans must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. Stock awards under the third plan may be subject to vesting conditions and trading restrictions specified at the time of grant. Stock awards and option grants were made under the third plan for a total of 65,945 shares during

2006 and 430 shares during the first six months of 2007. The following table shows transactions and vesting in stock options during the reported periods.

			Weighted Average
	Issued	Exercisable	Exercise Price
Balance, December 31, 2005	2,985,000	571,250	$4.67
Vested	—	509,583	4.26
Exercised	(135,000)	(135,000)	4.05
Forfeited	(35,000)	—	6.02

Balance, December 31, 2006	2,815,000	945,833	4.68
Vested	—	292,500	4.03

Balance, June 30, 2007	2,815,000	1,238,333	4.68

     At June 30, 2007, the exercise prices of options outstanding under our stock option plans ranged from $1.02 to $7.04 per share, and their weighted average remaining contractual life was 2.39 years. The following table provides additional information on the terms of stock options outstanding at June 30, 2007.

Options Issued and Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
or Range	Number	Life (years)	Price	Number	Price
$1.02	145,000	0.51	$1.02	145,000	$1.02
4.03 4.09	1,845,000	2.25	4.05	1,045,000	4.06
6.02 7.04	825,000	3.06	6.74	48,333	6.02

	2,815,000			1,238,333

     In accounting for stock options, we apply the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, which we adopted retroactively under its Canadian GAAP equivalent in 2004. We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the interim consolidated financial statements, the fair value estimates for each option grant assumed a risk free interest rate ranging from 4.5% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from three months to five years based on the option’s vesting provisions. This resulted in non-cash charges for options and warrants of $975,468 in 2006 and $378,696 in the first six months of 2007.
     (d) Common Stock Purchase Warrants. We have issued common stock purchase warrants in various financing transactions. At December 31, 2006, we had outstanding warrants for the purchase of 10,000 common shares at $4.03 per share, which were fully exercised in the first quarter of 2007.
Note 9. Income (Loss) Per Share
     The following table shows the computation of basic and diluted earnings (loss) per share (EPS) for the reporting periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted EPS	2007	2006	2007	2006
Numerator:
Net income (loss) as reported for basic EPS	$(760,424)	$722,953	$(1,014,688)	$1,348,690
Adjustments to income for diluted EPS	—	—	—	—

Net income (loss) for diluted EPS	$(760,424)	$722,953	$(1,014,688)	$1,348,690

Denominator:
Weighted average shares for basic EPS	21,798,607	21,456,828	21,794,843	21,417,395
Effect of dilutive securities:
Stock options	—	1,277,449	—	1,444,601
Warrants	—	185,430	—	210,196

Adjusted weighted average shares and assumed conversions for diluted EPS	21,798,607	22,919,707	21,794,843	23,072,192

Basic EPS	$(0.03)	$0.03	$(0.05)	$0.06

Diluted EPS	$(0.03)	$0.03	$(0.05)	$0.06

Note 10. Segment Information
     We have two reportable segments based on management responsibility and key business operations. The following table presents summarized financial information on these business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Oil and gas development	$16,077,690	$18,339,642	$34,023,082	$45,658,897
Corporate	—	—	—	—

Total	16,077,690	18,339,642	34,023,082	45,658,897

DD&A:
Oil and gas development	2,194,706	1,810,080	4,337,131	3,196,825
Corporate	166,470	154,498	330,515	305,665

Total	2,361,176	1,964,578	4,667,646	3,502,490

Interest expense:
Oil and gas development	979,216	534,070	1,648,972	579,453
Corporate	555,000	555,000	1,110,000	1,110,000

Total	1,534,216	1,089,070	2,758,972	1,689,453

Net income (loss):
Oil and gas development	121,866	1,561,882	643,347	3,032,535
Corporate	(882,290)	(838,929)	(1,658,035)	(1,683,845)

Total	(760,424)	722,953	(1,014,688)	1,348,690

Capital expenditures:
Oil and gas development	15,065,115	9,647,046	26,264,057	35,411,913
Corporate	119,026	41,237	246,626	122,423

Total	$15,184,141	$9,688,283	$26,510,683	$35,534,336

	June 30,	December 31,
	2007	2006
Identifiable assets:
Oil and gas development	$183,776,214	$174,750,803
Corporate	3,164,125	3,468,327

Total	$186,940,340	$178,219,130

Note 11. Commitments
     We incurred lease rental expenses of $1,727,982 in 2006 and $1,151,115 in the first six months of 2007. As of June 30, 2007, we have contractual obligations for periodic future payments under leases for field equipment and instruments governing our other commercial commitments in the amounts listed below.

	Commercial Commitments
	Operating	Other
Year	Leases	Commitments		Total
Remainder of 2007	$1,018,533	$240,000	(1)	$1,258,533
2008	1,920,596	100,000	(2)	2,020,596
2009	1,776,054	2,045,000	(2)	3,821,054
2010	1,706,974	—		1,706,974
2011 and thereafter	1,847,021	—		1,847,021

Total	$8,269,178	$2,385,000		$10,654,178

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.
Note 12. Recent Accounting Standards
     EITF 6-11. In June 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 6-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain equity-based benefit plans should be recognized as an increase in additional paid-in capital. The consensus is effective in fiscal years beginning after December 15, 2007. The adoption of EITF 6-11 is not expected to have a material impact on our consolidated financial statements.
     EITF 6-10. In March 2007, the FASB ratified the consensus reached by the EITF in Issue No. 6-10, “Accounting for the Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” Under this consensus, an employer should recognize a liability for any postretirement benefit related to a collateral assignment split-dollar life insurance arrangement and should recognize and measure the underlying asset based on the substance of the arrangement. The consensus is effective for fiscal years beginning after December 15, 2007 and is not expected to have a material impact on our consolidated financial position or results of operations.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits fair value accounting for many financial instruments and related items that are not currently required to be measured at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We will adopt SFAS No. 159 at the beginning of 2008 and do not expect its adoption to have a material impact on our consolidated financial condition or results of operations.
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
     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. The guidance in SFAS No. 157 applies to fair value measurements for derivatives and other financial instruments at initial recognition and in all subsequent periods. SFAS No. 157 is generally effective for all reporting periods during fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 has not had any material impact on our consolidated financial position or results of operations.
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
     Our principal and administrative offices are located in Lexington, Kentucky. Our common stock is traded on the Nasdaq National Market under the symbol NGAS. Unless otherwise indicated, references in this report to we, our or us include NGAS Resources, Inc., our direct and indirect wholly owned subsidiaries and our interests in sponsored drilling programs. As used in this report, Dth means decatherm, Mcf means thousand cubic feet, Bcf means billion cubic feet, Mcfe means thousand cubic feet of gas equivalents and Bcfe means billion cubic feet of gas equivalents.
Strategy
     Our business is structured to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. In 2006, we had record production of 2.9 Bcfe, with a 28% increase in our total revenue to $79.8 million. We also increased our estimated proved reserves by 34% to 100.9 Bcfe at year end. We achieved these benchmarks primarily through drilling success and a larger net position in new wells on our core properties. Our strategy for continuing to realize our operational and financial objectives for 2007 and beyond emphasizes several components.
•	Organic Growth through Drilling. Development drilling is our mainstay for production and reserve growth. As of June 30, 2007, we had interests in a total of 1,116 wells, concentrated in our core operated properties in the Appalachian basin. We believe our long and successful operating history in Appalachia and proven ability to drill a large number of wells year after year have positioned us as a leading player in this region. We participated in 226 gross (65.4577 net) wells during 2006 and an additional 106 gross (45.4965 net) wells in the first six months of 2007. The increase in our net well position this year reflects our strategy for accelerating organic growth by retaining larger working interests in new wells drilled on our core operated properties and reducing our reliance on sponsored drilling programs for participation in these initiatives. A majority of our Appalachian acreage is undeveloped, providing us with a multi-year inventory of drilling locations for future development.

•	Investment in Midstream Assets. We own and operate a strategically located open-access gas gathering system spanning 116 miles in southeastern Kentucky and southwestern Virginia. We acquired these midstream assets in March 2006 through our NGAS Gathering subsidiary for $18 million. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. Ownership of these facilities compliments our field-wide Appalachian gathering systems, expanding our total gathering position to 559 miles as of June 30, 2007. We currently move production from our Leatherwood, Straight Creek and SME fields for delivery through the NGAS Gathering system, which has daily gross throughput of over 19,000 Dth, including third-party deliveries. In addition to generating gas transmission and compression revenues from third-party throughput and cost savings for our own Appalachian production, ownership of these assets gives us control over gas flow from our connected fields and enhances our competitive position in the region.

•	Extension of Infrastructure. We construct and operate field-wide gas gathering and compression facilities for our Appalachian properties, which we continually upgrade to keep pace with our expanding production base. Because we control third-party access to these facilities, they provide us with competitive advantages in acquiring and developing nearby acreage. Our field-wide systems spanned 443 miles at June 30, 2007, including 103 miles of production lines installed in 2006 and 29 miles in the first two quarters this year. Recent additions to our infrastructure include facilities that have enabled us to bring a backlog of unconnected wells in our Leatherwood field on line sequentially for compression into the NGAS Gathering system. We have upgraded the main suction line for this field to enhance flow rates from new Leatherwood wells. We are also extending our infrastructure to provide deliverability from our Fonde field through a 14-mile, six-inch steel line to our midstream system. Production in Fonde has historically been limited by pipeline capacity constraints. When completed, our new system will enable us to begin connecting over 60 wells drilled in Fonde and open nearly 50,000 acres for future development in this field.

•	Acquisition of Additional Drilling Prospects. We follow a disciplined capital allocation process in selecting opportunities to build our substantial inventory of drilling prospects that meet our criteria for predictable, long-lived reserves. During 2006, we expanded our position in several of our major Appalachian fields. We also implemented initiatives to leverage our core expertise with evolving technologies in horizontal and directional drilling, which may provide advantages in extracting tight gas from unconventional formations. The initial projects are being conducted in the Arkoma basin for coalbed methane (CBM) recovery, in the Illinois basin on acreage we acquired in western Kentucky to test the New Albany shale formation and in West Virginia on acreage controlled by a joint venture partner. We plan to continue capitalizing on opportunities to assemble or acquire interests in large tracts with significant development potential. Our goal is to consolidate our position in the Appalachian basin, while also diversifying our prospect inventory with similar unconventional plays.

•	Purchase of Producing Properties. The purchase of third-party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our operating experience. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. Based on our current evaluations, we believe some of our drilling programs present attractive acquisition candidates, providing opportunities to increase our interest in producing properties meeting all of these criteria. We plan to implement a strategy to begin acquiring the assets of targeted programs based on independent reserve valuations that will give effect to our working interests and reversionary interests in these programs. In addition to increasing our reserves and cash flows, the consolidation of these assets should generate administrative efficiencies, while also simplifying our capital structure.
Regional Advantages
     Geographic. Our proved reserves, both developed and undeveloped, are concentrated in the southern portion of the Appalachian basin. This is one of the oldest and most prolific natural gas producing areas in the United States. Typically, natural gas wells in this part of the Appalachian basin recover between 100 to 500 Mmcf of reserves per drilling unit. Their proximity to major east coast markets generates realization premiums above Henry Hub spot prices, contributing to long term returns on investment. The natural gas production, known as sweet gas, is environmentally friendly because it is substantially free of sulfur compounds, carbon dioxide or other chemical impurities. In addition, the wells in this region generally produce no water with the gas production. This helps us minimize production (lifting) costs. Most of our Appalachian gas production also has a high energy content (Dth), ranging from 1.1 to 1.3 Dth per Mcf. Our gas sales contracts yield upward adjustments from index based pricing for throughput with an energy content above 1 Dth per Mcf, which historically has resulted in realized premiums averaging 17% over normal pipeline quality gas. As a result of a developing trend limiting the upward range of pipeline throughput to 1.1 Dth per Mcf, we are currently designing a processing plant for liquids extraction from our Appalachian production to bring us into compliance with this standard. We expect our sales of extracted liquids to offset some of the reduction in energy-related yields from our Appalachian gas production on a long term basis.
     Geological. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, generally encountering several predictable natural gas pay zones. The primary pay zone for most of these wells is the Devonian shale formation. This is considered an unconventional target due to its low permeability, and natural fracturing is often enhanced by effective acidizing or other treatments. While this typically results in modest initial volumes and pressures, it also accounts for the low annual decline rates demonstrated by our wells in the region, many of which are expected to produce for 25 years or more.

Drilling Operations
     Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during 2006 and the first six months of 2007. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells, without giving effect to any reversionary interest we may subsequently earn in wells drilled through our drilling programs. The wells reflected in the table as dry exploratory wells were previously reported as productive pended determination of proved reserves within one year after completion of drilling. These wells were drilled as part of a 30-well project to test the shallow New Albany shale formation, some with horizontal legs, on the eastern rim of the Illinois basin in western Kentucky. We were not encouraged by the initial test results, and we expensed the suspended well costs for three of the wells during 2006. Upon completing our evaluation of secondary test results for the remaining 27 wells in the second quarter of 2007, we expensed all of their suspended exploratory costs. Late last year, we began a second phase of this exploratory project for our own account to test the New Albany shale at greater depths through traditional vertical drilling in the central Kentucky portion of the Illinois basin. Treatment and flow testing on the first six wells have been promising, and we plan to expand this phase of the project.

	Development Wells			Exploratory Wells
	Productive		Dry	Productive		Dry
	Gross	Net	Gross	Gross	Net	Gross
Year ended December 31, 2006	193	56.3007	—	4	3.1250	29
Six months ended June 30, 2007	100	39.4965	—	6	6.000	—
     Production Volumes and Sales Prices. The following table shows our total net oil and gas production volumes and average sales prices for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006. We also had extracted liquids and condensates that contributed $122,374 to our production revenues in the first six months of 2007, $96,030 in the year-earlier period and $199,734 in 2006.

	Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006
Production volumes:

Natural gas (Mcf)	1,359,650	1,282,496	2,622,474
Oil (Bbl)	31,341	18,463	40,938

Equivalents (Mcfe)	1,547,698	1,393,273	2,868,102

Average sales prices:

Natural gas (per Mcf)	$8.58	$8.56	$8.23
Oil (per Bbl)	53.95	58.05	59.60
     Participation Rights. The leases and farmouts for some of our acreage in the Appalachian basin, primarily the Leatherwood field, are subject to third-party participation rights for up to 50% of the working interests in new wells. We had third-party participation in our Leatherwood wells for average working interests of 25.4% in 2006 and 13.9% during the first six months of 2007.
Drilling Programs
     Drilling Program Structure. Historically, we have conducted most of our drilling operations through sponsored programs. In addition to managing program operations, we invest in each drilling program on substantially the same terms as outside investors. We contribute capital to each program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach payout, which ranges from 100% to 110% of partners’ investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. We account for our interests in drilling programs using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation.

     Drilling Program Investments. In 2006 and the first half of 2007, we sponsored five drilling programs for participation in a total pf 205 wells, including 159 wells on our southern Appalachian prospects, where we maintained a 45% interest in our 2007 program and tiered interests in our 2006 programs ranging from 20% to 75% on a field-wide basis. Our 2006 initiatives also included a program for 40 natural gas wells on Appalachian acreage in West Virginia operated by a joint venture partner and a program for six horizontal CBM wells drilled by another joint venture partner in the Arkoma basin. We have a 25% stake in the West Virginia program and a 12.5% share of the Arkoma program. We plan to launch a new program in the third quarter this year for up to 100 vertical, deviated and horizontal wells under a participation agreement covering 75% of the working interests available to our joint venture partner on its Appalachian prospects in West Virginia and Virginia.
Results of Operations – Three Months Ended June 30, 2007 and 2006
     Revenues. The following table shows the components of our revenues for the three months ended June 30, 2007 and 2006, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Three Months Ended June 30,
		% of		%
	2007	Revenue	2006	Change
Revenue:

Contract drilling	$7,459,704	46%	$11,029,274	(32)%
Oil and gas production	6,730,947	42	5,935,783	13
Gas transmission and compression	1,887,039	12	1,374,585	37

Total	$16,077,690	100%	$18,339,642	(12)

     Our revenue mix for the second quarter of 2007 reflects our ongoing strategy for transitioning to a production based business, with oil and gas sales accounting for 42% of total revenues, compared to 32% of total revenues for the year-earlier quarter and 30% for 2006 as a whole. We expect this trend to continue as we execute our initiatives for long term production growth by expanding our infrastructure, acreage position and working interests in core fields.
     Contract drilling revenues reflect the size and timing of our drilling program financings, as well as our percentage interest in drilling initiatives conducted through sponsored programs. Although we receive the proceeds from program financings as customers’ drilling deposits under our drilling contracts with sponsored programs, we recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. We participated in 49 gross (21.8965 net) wells in the second quarter of 2007, compared to 49 gross (11.7244 net) wells in the same quarter last year. The contraction in third-party contract drilling revenues reflects our increased net position in current drilling initiatives.
     Production revenues in the second quarter of 2007 reflect a 6% increase in production output to 769.4 Mmcfe, along with a 9% increase in our average sales price of natural gas (before certain transportation charges) to $8.54 per Mcf. We anticipate ongoing production gains as we continue to upgrade our infrastructure and bring wells on stream in Leatherwood and other key fields. Principal purchasers of our production are gas marketers and customers with transmission facilities near our producing properties. Approximately 45% of our natural gas production in the second quarter of 2007 was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
     Gas transmission and compression revenues were driven by fees totaling $983,251 for moving third-party gas through our NGAS Gathering system, which we acquired in March 2006. This component of revenues also reflects additional fees for gathering and compression of third-party gas production through our field-wide facilities, together with contributions of $52,946 from gas utility sales and $89,582 from our minority interest in the gathering system that services our Arkoma CBM project.
     Expenses. The following table shows the components of our direct and other expenses for the three months ended June 30, 2007 and 2006. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Three Months Ended June 30,
	2007	Margin	2006	Margin
Direct Expenses:

Contract drilling	$5,919,020	21%	$7,840,559	29%
Oil and gas production	1,799,186	73	1,529,940	74
Gas transmission and compression	779,843	59	541,869	61
Impairment of oil and gas assets	964,000	N/A	—	N/A

Total direct expenses	9,462,049	41	9,912,368	46

		% Revenue		% Revenue
Other Expenses:

Selling, general and administrative	3,042,364	19%	3,164,516	17%
Options, warrants and deferred compensation	329,177	2	419,787	2
Depreciation, depletion and amortization	2,361,176	15	1,964,578	11
Interest expense, net of interest income	1,484,527	9	987,546	5
Other, net	45,156	—	86,440	—

Total other expenses	$7,262,400		$6,622,867

     Contract drilling expenses reflect both the level and complexity of drilling initiatives conducted through our sponsored programs. These expenses decreased by 25% on a period-over-period basis and represented 79% of contract drilling revenues in the second quarter of 2007, compared to 71% in the same quarter last year. The contraction in this sector reflects a reduction in our reliance on sponsored programs for developing our core operated properties, and the margins reflect our transition from turnkey to cost-plus pricing, which we implemented last year to address price volatility for drilling services, equipment and steel casing requirements. We expect these margins to stabilize from ongoing cost-plus drilling program operations.
     Production expenses for the current quarter were consistent with the increase in our production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, third-party transportation fees and lease operating expenses. As a percentage of oil and gas production revenues, our production expenses were 27% in the second quarter of 2007, compared to 26% in the year-earlier period.
     Gas transmission and compression expenses in the second quarter of 2007 were 41% of associated revenues, compared to 39% in the same quarter last year. The margins for this part of our business have benefited from third-party fees generated by the NGAS Gathering system acquired in March 2006. Our gas transmission and compression expenses do not reflect our acquisition costs for that system or capitalized costs of approximately $1.5 million in the current quarter for extensions of our field-wide gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
     In the second quarter of 2007, we expensed all of the suspended exploratory well costs for the remaining 27 wells in a 30-well program we began late in 2005 to test the New Albany shale formation on the eastern rim of the Illinois basin in western Kentucky. This resulted in an impairment charge of $964,000 in the carrying value of our position during the current quarter, in addition to a charge of $178,700 recognized for the first three wells in that program during 2006.
     Selling, general and administrative (SG&A) expenses are comprised primarily of promotional costs for our sponsored drilling programs and overhead costs for supporting our expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses over the last several years. We anticipate lower variable SG&A expenses in future periods from the planned reduction in our reliance on drilling programs for developing our properties.
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
     Interest expense for the second quarter of 2007 increased from higher overall bank borrowings. Draws under our credit facility during the current quarter were used primarily to support our ongoing drilling initiatives and enhancements of our field-wide gas gathering systems.
     Deferred income tax expense recognized in the second quarter of 2007 represents future tax liability at the operating company level. Although we have no current tax liability due to the utilization of intangible drilling costs allocated from our active drilling programs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
     Net Income and EPS. We recognized a net loss of $760,424 in the second quarter of 2007, compared to net income of $722,953 in the same quarter last year, reflecting the foregoing factors. Basic earnings (loss) per share (EPS) was $(0.03) based on 21,798,607 weighted average common shares outstanding in the current quarter, compared to EPS of $0.03 based on 21,456,828 weighted average common shares outstanding in the second quarter of 2006.
Results of Operations – Six Months Ended June 30, 2007 and 2006
     Revenues. The following table shows the components of our revenues for the six months ended June 30, 2007 and 2006, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Six Months Ended June 30,
		% of		%
	2007	Revenue	2006	Change
Revenue:

Contract drilling	$16,704,923	49%	$31,440,774	(47)%
Oil and gas production	13,483,179	40	12,139,967	11
Gas transmission and compression	3,834,980	11	2,078,156	85

Total	$34,023,082	100%	$45,658,897	(25)

     Contract drilling revenues reflect the size and timing of our drilling program financings, as well as our percentage interest in drilling initiatives conducted through sponsored programs. We participated in 106 gross (45.4965 net) wells in the first six months of 2007, compared to 128 gross (30.3779 net) wells in the same period last year. The contraction in third-party contract drilling revenues reflects our increased net position in current drilling initiatives.
     Our growth in production revenues on a period-over period basis reflects an increase of 11% in production volumes to 1,547.7 Mmcfe in the first six months of 2007, along with a slight increase in our average sales price of natural gas (before certain transportation charges) to $8.58 per Mcf. Our volumetric growth was driven by added production from wells brought on line in the last twelve months. We anticipate ongoing production gains as we continue to upgrade our infrastructure and bring wells on stream in Leatherwood and other key fields. Principal purchasers of our production are gas marketers and customers with transmission facilities near our producing properties. Approximately 45% of our natural gas production in the first six months of 2007 was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
     Gas transmission and compression revenues were driven by fees totaling $1,877,331 for moving third-party gas through our NGAS Gathering system, which we acquired in March 2006. This component of revenues also reflects additional fees for gathering and compression of third-party gas production through our field-wide facilities, together with contributions of $190,942 from gas utility sales and $150,302 from our minority interest in the gathering system that services our Arkoma CBM project.
     Expenses. The following table shows the components of our direct and other expenses for the six months ended June 30, 2007 and 2006. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Six Months Ended June 30,
	2007	Margin	2006	Margin
Direct Expenses:

Contract drilling	$13,099,737	22%	$24,543,489	22%
Oil and gas production	3,482,200	74	2,983,408	75
Gas transmission and compression	1,879,436	51	1,174,298	43
Impairment of oil and gas assets	964,000	N/A	—	N/A

Total direct expenses	19,425,373		28,701,195	37

		% Revenue		% Revenue
Other Expenses:

Selling, general and administrative	7,064,246	21%	7,638,908	17%
Options, warrants and deferred compensation	670,300	2	848,534	2
Depreciation, depletion and amortization	4,667,646	14	3,502,490	8
Interest expense, net of interest income	2,625,229	8	1,469,569	3
Other, net	137,905	—	127,388	—

Total other expenses	$15,165,326		$13,586,889

     Contract drilling expenses reflect both the level and complexity of drilling initiatives conducted through our sponsored programs. These expenses decreased by 47% on a period-over-period basis and represented 78% of contract drilling revenues in both periods. The contraction in this sector reflects a reduction in our reliance on sponsored programs for developing our operated properties, and the margins reflect our transition from turnkey to cost-plus pricing for these programs, which reduces our exposure to price volatility for drilling services, equipment and steel casing requirements.
     Production expenses for the first half of 2007 were consistent with our 11% volumetric growth. As a percentage of oil and gas production revenues, our production expenses were 26% in the first six months of 2007, compared to 25% in the year-earlier period.
     Gas transmission and compression expenses in the first six months of 2007 were 49% of associated revenues, compared to 57% in the same period last year, reflecting substantial revenue growth from third-party fees generated by the NGAS Gathering system acquired in March 2006. Our gas transmission and compression expenses do not reflect our acquisition costs for that system or capitalized costs of approximately $3.5 million in the current period for extensions of our field-wide gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
     During the current period, we expensed the suspended exploratory well costs for 27 wells in a 30-well program we began late in 2005 to test the New Albany shale formation on the eastern rim of the Illinois basin in western Kentucky. This resulted in an impairment charge of $964,000 in the carrying value of our oil and gas assets during the current period, in addition to a charge of $178,700 recognized for the first three wells in that program during 2006.
     SG&A expenses primarily reflect the timing and extent of our selling and promotional costs for sponsored drilling programs, as well as higher costs for supporting expanded operations as a whole, including additions to our staff. technology infrastructure and employee related expenses over the last few years.
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
     The increase in DD&A charges for the current period reflects substantial additions to our oil and gas properties, gas gathering systems and related equipment, including our acquisition of the NGAS Gathering transmission system for $18 million in March 2006.

     Interest expense for the first six months of 2007 increased from higher overall bank borrowings. Draws under our credit facility during the current period were used primarily to support our ongoing drilling and gas gathering initiatives.
     Deferred income tax expense recognized in the first six months of 2007 represents future tax liability at the operating company level. Although we have no current tax liability due to the utilization of intangible drilling costs allocated from our active drilling programs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
     Net Income and EPS. We recognized a net loss of $1,014,688 in the first six months of 2007, compared to net income of $1,348,690 in the same period last year, reflecting the foregoing factors. Basic EPS was $(0.05) based on 21,794,843 weighted average common shares outstanding in the current period, compared to EPS of $0.06 based on 21,417,395 weighted average common shares outstanding in the first six months of 2006.
     The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.
Liquidity and Capital Resources
     Liquidity. Net cash of $4,078,984 was used in operating activities for the first six months of 2007. During the period, we used $26,512,983 in investing activities, most of which reflects net additions to our oil and gas properties and gathering systems. These investments were funded in part with net cash of $19,032,010 from financing activities. As a result of these activities, net cash decreased from $14,431,977 at December 31, 2006 to $2,872,020 at June 30, 2007.
     As of June 30, 2007, we had a working capital deficit of $3,360,432. This reflects wide fluctuations in our current assets and liabilities from the timing of customers’ deposits and expenditures under drilling contracts with our sponsored programs. Since these fluctuations are normalized over relatively short time periods, we generally do not consider working capital to be a reliable measure of liquidity. The working capital deficit at the end of the reported period is not expected to have an adverse effect on our financial condition or results of operations in future periods.
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
     In December 2005, we completed an institutional private placement of our 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million. We also issued warrants in the transaction, which expired unexercised in August 2006. At June 30, 2007, all of the notes remained outstanding but were recorded at $35,780,352, reflecting an initial allocation of $2,394,913 for their equity components, which was ratably accreted by $176,426 in the first six months of 2007 and $432,893 in 2006, along with $565,946 reallocated to debt upon expiration of the warrants last year.
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
     In September 2006, we entered into a credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides us with a senior secured revolving credit facility that replaces our prior credit facility with KeyBank, which had a scheduled maturity date of July 30, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million. Our current borrowing base is $65 million, reflecting an increase of $15 million during the second quarter of 2007. The facility is secured by liens on our interests in most of our Appalachian wells. Outstanding borrowings under the facility bear interest at fluctuating rates ranging from 1.5% to 2.5% above quoted LIBOR rates, depending on the amount of borrowing base utilization, plus commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of June 30, 2007, our borrowings under the facility aggregated $50 million, plus $2 million in outstanding letters of credit.
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
     We expect our cash reserves, cash flows from operations and anticipated borrowing base availability under our credit facility to provide adequate working capital to meet our short-term capital expenditure objectives. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives. This dependence can be expected to increase from our plan to limit our use of future drilling programs to participation in developing non-operated properties.
Contractual Obligations and Commercial Commitments
     We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long term debt and other commercial commitments. The following table lists our minimum annual commitments as of June 30, 2007 under these instruments.

	Operating Leases			Other		Long Term
Year	Equipment	Premises	Total	Commitments		Debt
Remainder of 2007	$892,484	$126,049	$1,018,533	$240,000	(1)	$12,000
2008	1,899,588	21,008	1,920,596	100,000	(2)	24,000
2009	1,776,054	—	1,776,054	2,045,000	(2)	24,000
2010	1,706,974	—	1,706,974	—		35,804,352	(3)
2011 and thereafter	1,847,021	—	1,847,021	—		50,246,818

Total	$8,122,121	$147,057	$8,269,178	$2,385,000		$86,111,17

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.

(3)	Excludes an allocation of $1,219,648 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features.
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
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2007. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the three months or six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2007 annual meeting of shareholders, all of the incumbent directors were reelected. The number of votes cast for and against each nominee is set forth below.

		Votes
Nominee	Votes For	Withheld
William S. Daugherty	17,907,787	132,531
Charles L. Cotterell	17,852,028	188,290
James K. Klyman	17,771,808	268,510
Thomas F. Miller	17,890,072	150,246
     Our shareholders also voted at the meeting to approve proposals to fix the size of our board of directors for the ensuing year at four members and to ratify the board’s appointment of Hall, Kistler & Company LLP as our auditors for 2007. The number of votes cast for and against each of these proposals is set forth below.

		Votes	Broker
Proposal	Votes For	Against	Nonvotes
Fixing the size of the board of directors at four members	17,613,523	378,626	48,167
Ratification of the appointment of independent public accountants	17,944,380	—	95,938
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Notice of Articles, certified on June 3, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.2	Alteration to Notice of Articles, certified on June 25, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.3	Articles dated June 25, 2004, as amended and restated for corporate transition under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10[a] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10[b] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.3	2003 Incentive Stock and Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.4	Asset Purchase and Sale Agreement dated as of January 17, 2006 among Duke Energy Gas Services,

Exhibit
Number	Description of Exhibit

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

NGAS Resources, Inc.
Date: August 7, 2007	By:	/s/ William S. Daugherty
William S. Daugherty
Chief Executive Officer (Duly Authorized Officer) (Principal Executive Officer)