Form 10-K/A
period 2006-12-31
NGAS Resources Inc
filed 2007-11-01
CIK 746834

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
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this report.

Page
Part I:
Item 1. Business	1
Item 1A. Risk Factors	9
Item 1B Unresolved Staff Comments	11
Item 2. Properties	11
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to Security Holders	16
Part II:
Item 5. Market for Common Equity and Related Matters	17
Item 6. Selected Financial Data	17
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A. Quantitative Disclosure About Market Risk	26
Item 8. Index to Financial Statements and Supplementary Data	27
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A. Controls and Procedures	27
Item 9B. Other Information	27
Part III:
Item 10. Directors, Executive Officers and Corporate Governance	28
Part IV:
Item 15. Exhibits, Financial Statement Schedules	29

Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements	F-5
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 23.1
Exhibit 23.2
Exhibit 23.3
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Forward-Looking Statements
     Some matters discussed in this report are prospective and constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 that involve risks and uncertainties. Other than statements of historical fact, all statements that address our future activities, events, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. While we believe these forward-looking statements are based on reasonable assumptions, they involve known and unknown risks, uncertainties and other factors that may cause future results to differ materially from those discussed or implied in this report. Additional information about issues that could cause actual results to differ from our forward-looking statements is provided in this report under the captions Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward looking Statements.

Additional Information
     We file annual, quarterly and other reports and information with the Securities Exchange Commission. Promptly after their filing, we provide access to these reports without charge on our website at www.ngas.com.

Explanatory Note
          This amended report (10-K/A) modifies some of the disclosures in our annual report on Form 10-K for the year ended December 31, 2006 (10-K) in response to comments by the staff of the Securities and Exchange Commission from a review of the 10-K. The following topics in the 10-K are affected by the amended disclosure:
•	Business
•	Strategy: The payout status of our wells has been added to the disclosure under Repeatable Drilling.

•	Drilling Programs: The structure and accounting treatment of our contract drilling arrangements are described in greater detail under Drilling Program Structure, Drilling Program Pricing and Drilling Program Financings, and the valuation uncertainties for any tendered interests in drilling programs are expanded under Conversion Rights of Program Participants.

•	Producing Activities: The reserve life of our producing properties and development expectations for our proved undeveloped properties is discussed under Production Profile, and the tabular disclosure under Production Costs and Prices is modified to add a line item for transmission and compression costs per Mcfe and to correct the lifting cost computations for 2005 and 2004 by including production taxes.
•	Risk Factors
•	Depletion of Oil and Gas Reserves. The decline curve used in the estimates of our proved producing reserves has been added to our discussion of reserve depletion risks.

•	Uncertainties in Estimating Reserves, Uncertainties in Recovering Undeveloped Reserves, Uncertainties in Timing and Cost for Implementing Drilling Schedule and Operating Hazards have been added as separately captioned paragraphs in our risk factor disclosures.
•	Properties
•	Proved Oil and Gas Reserves: The definition of proved reserves has been added under General.

•	Oil and Gas Properties. The daily net production from each of our major producing fields has been added to the daily gross field-wide production data under Significant Fields.
•	MD&A – Results of Operations: The adjustment to our depletion rate in 2006 has been quantified.

•	Notes to Consolidated Financial Statements
•	Note 1 – Summary of Significant Accounting Policies: The preparation of our consolidated financial statements for prior years in accordance with accounting principles generally accepted in Canada has noted under General, the procedure for testing impairment of intangible assets has been clarified under Goodwill, and an explanatory paragraph has been added under the caption Comprehensive Income and Loss.

•	Note 4 – Loans to Related Parties: The description of related party loans has been clarified.

•	Note 15 – Segment Information: The separate corporate operating segment disclosure has been eliminated.

•	Note 20 – Supplementary Oil and Gas Reserve Information: The basis for our reserve additions and revisions has been added under Estimated Oil and Gas Reserve Quantities, and a separate line item for future production costs has been added to the tabular disclosure under Standardized Measure of Discounted Future Net Cash Flows.
•	Exhibits: The date of our prior auditor’s report referred to in its Consent has been corrected, and the title references have been removed from the introductory paragraphs of our officer Certifications.
          For convenience, the 10-K/A restates the entire 10-K. The 10-K/A does not change any disclosures in the 10-K, other than those noted above, and it does not update the 10-K to reflect any developments or events occurring after the date of the original filing.

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
Strategy
          Our business is structured to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. During 2006, we achieved record production of 2.9 Bcfe, up 57% from 2005, contributing to 28% growth in our total revenue to $79.8 million. We also increased our estimated proved reserves by 34% to 100.9 Bcfe at the end of 2006, of which 42% are proved developed. We achieved these benchmarks primarily through drilling success and a larger net position in new wells on our core properties. Our strategy for continuing to realize our operational and financial objectives emphasizes several components.
•	Acceleration of Drilling Operations. Development drilling is our mainstay for production and reserve growth. We believe our long and successful operating history in the Appalachian basin and proven ability to drill a large number of wells year after year have positioned us as a leading player in this region. During 2006, we participated in 226 gross (65.4577 net) wells, primarily through our drilling programs, including 100 wells in our key Leatherwood field, where we increased our program position to 75%. See Drilling Operations. We have identified over 1,100 additional drilling locations on our Appalachian properties for future development. These include 550 locations in Leatherwood. We plan to continue our focus on developing this field over the next few years. We are also accelerating our development of complementary Appalachian plays to consolidate our position in the region, while diversifying our asset base through targeted expansion in other unconventional natural gas basins.

•	Investment in Midstream Assets. In March 2006, we acquired a strategically located open-access gas gathering system spanning 116 miles in southeastern Kentucky and southwestern Virginia. We acquired these midstream assets through our NGAS Gathering subsidiary for $18 million. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. Ownership of these midstream assets compliments our field wide gathering systems, expanding our total Appalachian gathering position to 530 miles at year end. We currently move production from our field-wide gathering facilities in Leatherwood, Straight Creek and SME for delivery through the NGAS Gathering system, with daily gross throughput of over 19,000 Dth. In addition to generating gas transmission and compression revenues from third-party throughput and cost savings for our own Appalachian production, ownership of these midstream assets ensures deliverability from our key connected fields and enhances our competitive position in the region.

•	Extension of Infrastructure. We construct and operate field-wide gas gathering and compression facilities for our Appalachian properties. Our 100% ownership of these systems gives us control over third-party access, providing competitive advantages in acquiring and developing nearby acreage. Our field-wide systems spanned 414 miles at the end of 2006, including 103 miles of production lines installed during the year. Recent additions to our infrastructure base include facilities that enabled us to bring a backlog of unconnected wells in our Leatherwood field on line sequentially during 2006 for compression into the NGAS Gathering system. We are currently upgrading the main suction line to enhance flow rates from new Leatherwood wells. We are also extending our infrastructure for our Fonde field to provide deliverability through our midstream system.

•	Repeatable Drilling. As of December 31, 2006, we had interests in a total of 1,010 wells. Most of our wells are drilled to relatively shallow total depths up to 5,000 feet, generally encountering several predictable natural gas pay zones. We focus on repeatable prospects to reduce drilling risks, as reflected in our success rate. Historically, over 99% of our Appalachian development wells have been completed as producers. The primary pay zone for most of these wells is the Devonian shale formation. This is considered an unconventional target due to its low permeability, and natural fracturing is often enhanced by effective acidizing or other treatments. This typically results in modest initial volumes and pressures, but it also accounts for the low annual decline rates demonstrated by our wells in the region. While most of our wells have a relatively short production history and have not reached economic payout, many are expected to produce for 25 years or more, providing substantial upside to the long term value proposition of our business strategy.

•	Drilling Program Financings. Our ability to attract outside capital through our sponsored drilling programs has enabled us to capitalize on natural gas development opportunities and long range pricing expectations for this commodity. Beginning in 2006, we changed the structure of our new drilling programs from turnkey to cost-plus pricing, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. We also tailored our new drilling programs for tiered participation on a field-wide basis, retaining a 75% program interest in Leatherwood development and program interests ranging from 12.5% to 60% in our other drilling initiatives.

•	Acquisition of Additional Drilling Prospects. We follow a disciplined capital allocation process in selecting opportunities to build our substantial inventory of drilling prospects that meet our criteria for predictable, long-lived reserves. During 2006, we expanded our position in several of our core Appalachian fields. We also implemented initiatives to leverage our core expertise with evolving technologies in horizontal and directional drilling, which may provide advantages in extracting tight gas from unconventional formations. The initial programs are being conducted in the Arkoma basin on a coalbed methane (CBM) project, in the Illinois basin on acreage we acquired in western Kentucky to test the New Albany shale formation and in West Virginia on acreage controlled by a joint venture partner. We plan to continue capitalizing on opportunities to assemble or acquire large tracts with significant development potential. Our goal is to consolidate our position in the Appalachian basin, while also diversifying our prospect inventory with similar unconventional plays.

•	Purchase of Producing Properties. The purchase of third party production offers a means in addition to drilling for accelerating our growth, while continuing to capitalize on our operating experience. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. We acquired a significant position in approximately 14,000 acres of CBM properties in the Arkoma basin in the fourth quarter of 2005. The acquired assets include a 25% interest in 48 producing wells, with average daily net production of 1,400 Mcfe as of the acquisition date. We continuously evaluate opportunities to acquire producing properties meeting our criteria for additional development in targeted geographic areas.
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
     Expansion of Credit Facility. In September 2006, we replaced our credit facility with a new senior secured revolving credit facility with KeyBank National Association, as agent and primary lender. Our prior facility with KeyBank had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a borrowing base of $50 million at year end. The new facility provides us with greater flexibility to meet our capital expenditure requirements and fund strategic opportunities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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
•	Arkoma–CDX. We sponsored a drilling program in 2006 for six horizontal CBM wells in the Arkansas sector of the Arkoma–CDX field, which has drilling units up to twice the size permitted in the Oklahoma sector, where we had focused our initial five-well project in 2005. Four of the wells in the 2006 phase were producing to sales at year end, with current average daily production of over 500 Mcf per well. We expect to bring the remaining two wells on line in the near term upon completion of production lines. We also anticipate increased flow rates from all the Arkoma wells following the customary dewatering phase for CBM reservoirs in the region. An additional 10 horizontal wells are planned for this project during 2007.

•	West Virginia. We also participated through a separate 2006 drilling program in a mix of vertical and deviated wells drilled by another joint venture partner on its acreage in the central and western portions of West Virginia. Three of the wells were high-angle completions, with a 70% angle of penetration through the Devonian shale section. Casing completions for the deviated wells have delivered encouraging flow

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
Drilling Programs
          Drilling Program Structure. Most of our drilling operations are conducted through sponsored programs structured to optimize tax advantages for private investors and share development costs, risks and returns on repeatable prospects, generally classified as offset or step-out locations near existing producing wells. To develop exploratory prospects with higher risk profiles, we relied historically on smaller, specialized drilling programs with strategic and industry partners or other suitable investors. Under our drilling program structure, proceeds from the private placement of interests in each investment partnership, together with a capital contribution that we make in proportion to our initial ownership interest, are contributed to a separate joint venture or “program” that we form with that partnership to conduct operations. Upon formation, we assign to the program all of our working interest in specified prospects to be drilled on its behalf, and we enter into a drilling and operating agreement with the program for the wells to be drilled on those prospects. At that time, the program pays us the contract drilling price for all the wells on the assigned prospects, although we recognize revenues and expenses for our contract drilling services only for the investors’ share of the drilling programs and only as services are completed under our drilling contracts. Accordingly, the portion of the profit on drilling contracts attributable to our ownership interest in the programs is eliminated on consolidation in our financial statements.
          Drilling Program Pricing. Historically, we conducted drilling operations for sponsored programs under turnkey drilling contracts with the programs, requiring us to drill and complete the wells on assigned prospects at specified prices, which we determined based on prevailing costs for drilling equipment and the market for comparable well services in the region. We were responsible under these arrangements for any drilling and completion costs we incurred above the turnkey price established for the wells under our drilling contracts with the programs, and we were entitled to retain, as compensation, any portion of the turnkey contract price that exceeded the drilling and completion costs we incurred for the wells. In view of increased demand and price volatility for drilling services and equipment, we changed the structure of our drilling programs in 2006 to cost-plus pricing designed to share this exposure with our outside investors and stabilize our margins for contract drilling operations.
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
          Drilling Program Investments. In addition to managing program operations, we invest in each drilling program on substantially the same terms as outside investors. We contribute capital to each program in proportion to our initial ownership interest, and we share program distributions in the same ratio until program distributions reach payout, which ranges from 100% to 110% of partners’ investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. In 2006, we sponsored four new drilling programs under our cost-plus pricing structure. They include two drilling programs launched in the second half of 2006 for a total of 119 wells in four of our major Appalachian fields. We are participating with a 75% program interest in 63 new Leatherwood wells being drilled for these programs, a 60% program interest in Amvest and Martin’s Fork, 25% in Straight Creek and 20% in our Fonde initiatives. Earlier in the year, we also sponsored a program for 50 natural gas wells on acreage controlled by a joint venture partner in West Virginia and a program for six horizontal CBM wells drilled by another joint venture partner in the Arkoma basin. We have a 25% stake in the West Virginia program and a 12.5% share of the Arkoma drilling program. See Properties – Significant Fields.
          Drilling Program Financings. During the last two years, we raised over $77 million from outside investors for participation in our drilling initiatives through private placements of interests in our drilling programs. Upon completion of each drilling program private placement, we receive the net proceeds from the financing to fund the investors’ share of drilling and completion costs under our drilling contracts with the program. These payments are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits reflected as current liabilities in our consolidated financial statements represent unapplied program payments for wells that were not yet drilled as of the balance sheet dates. Our financing activities through private placements of interests in sponsored drilling programs during the last two years are summarized in the following table.

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
     Conversion Rights of Program Participants. The partnership agreements for most of our drilling programs organized between 2000 and 2005 provide program participants with the right to tender requests for us to purchase their program interests in exchange for our common shares. These rights are exercisable for 90 days at the end of the fifth through ninth years following the program’s organization. Any acquired program interests will be valued at their proportionate share of the program’s year-end oil and gas reserves, based on the standardized measure of discounted future net cash flows from those reserves, as reflected in the program’s year-end reserve report from independent petroleum engineers. Any common shares issued in consideration for tendered interests will be valued at prevailing market prices. The conversion rights are subject to various conditions and are limited in any year to 19% of our common shares then outstanding. None of our program participants have exercised their conversion rights, and we do not consider these rights to affect the way we account for our interests in sponsored programs. The valuation of program interests upon any exercise of these rights based on the standardized measure may not correspond to the fair value of the acquired interests.
Producing Activities
     Production Profile. Most of our Appalachian wells share a relatively predictable production profile, producing high quality natural gas at low pressures from several pay zones. Wells in this region generally demonstrate moderate annual production declines throughout their economic life, which may continue for 25 years or more without significant remedial work or the use of secondary recovery techniques. As of December 31, 2006, the reserve life index of our estimated proved reserves, representing the ratio of reserves to annual production, was over 32 years overall and approximately 11.5 years for our proved developed producing reserves, based on annualized fourth quarter production, which is consistent with the average production levels and decline rates used in estimating our year-end reserves. As our producing reserves are depleted, production from these wells will decline over time at various rates, depending on reservoir characteristics and field operating conditions. Approximately 58% of our total estimated proved reserves at December 31, 2006 were undeveloped. Based on prevailing economic and operating conditions, we expect to begin recovery of all proved undeveloped reserves through our drilling initiatives over the next three years. See Risk Factors – Depletion of Oil and Gas Reserves and – Uncertainties in Timing and Costs of Implementing Drilling Schedule.
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

     The following table shows the average sales prices for our oil and gas production during the last three years, along with our average lifting costs and transmission and compression costs in each of the reported periods.

	Year Ended December 31,
Average Sales Prices and Production Costs:	2006	2005	2004

Average sales price:
Natural gas (per Mcf)	$8.23	$9.02	$6.70
Oil (per Bbl)	59.60	48.36	35.99

Lifting costs (per Mcfe)	1.05	1.10	0.81
Transmission and compression costs	0.84	0.70	0.46
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
Depletion of Oil and Gas Reserves
          Unless we continue to acquire additional properties with proved reserves and expand our reserves through successful exploration and development activities, our reserves will decline as they are produced. Although the production history for most of our Appalachian wells is substantially less than the average reserve life for mature wells in the region, estimates of our proved producing reserves as of December 31, 2006 were based on historical production profiles for the region. This resulted in a projected decline rate of approximately 18.5% for 2007, decreasing hyberbolically to 5.4% in 2021. The actual performance of our wells could differ materially from these estimates. The depletion of our reserves, whether at anticipated rates or otherwise, will reduce cash flow for future growth as well as the assets available to secure financing to develop and replace our existing reserves.
Uncertainties in Estimating Reserves
          There are many uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is dependent on the quality of available data and is subject to engineering and geological interpretation and judgment. Results of our drilling, testing and production after the date of our estimates may require future revisions of the estimates. As a result, our reserve estimates may materially exceed the quantities of oil and gas that are ultimately recovered.

Uncertainties in Recovering Undeveloped Reserves
     As of December 31, 2006, approximately 58% of our estimated proved reserves were undeveloped, and 73% of our reserves from Leatherwood, our largest field, were undeveloped. The ultimate recovery of our undeveloped reserves is uncertain. Recovering these reserves will require significant capital expenditures and successful drilling operations. Our reserve estimates assume that we will be able to make the capital expenditures needed to develop these reserves, and we may not have the capital or financing we need for their development. These estimates also assume the continuation of existing economic conditions, including the costs associated with reserve development, which may not be accurate over time. In addition, our development of these reserves may not occur as scheduled. Any of these factors could cause our actual results from future development initiatives to differ materially from the anticipated results reflected in our reserve estimates.
Uncertainties in Timing and Cost for Implementing Drilling Schedule
     Based on prevailing economic and operating conditions, we expect to begin recovery of the proved undeveloped reserves included in our reserve estimates at the end of 2006 through our drilling initiatives over the next three years. The implementation of our development schedule for recovering these reserves is a significant part of our growth strategy. Our ability to execute this strategy is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, commodity prices, development costs and drilling results. Due to heightened industry demand, well service providers and equipment are in short supply. This has resulted in escalating prices for these resources. The supply imbalance may also cause delays in drilling operations and the possibility of poor services, with the potential for damage to downhole reservoirs and accidents from the overuse of equipment and the inexperience of field personnel. Because of these uncertainties, we may be unable to drill and produce our identified drilling locations or alternative prospects on schedule or on budget, and our actual results from these initiatives may differ materially from our expectations, which could adversely affect all aspects of our business.
Operating Hazards
     Our drilling, production, gathering and transmission operations involve many operating hazards and a high degree of risk. They include the risk of fire, explosions, blowouts, craterings, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as gas leaks, ruptures and release of contaminated water. Any of these hazards could result in personal injury, property and environmental damage, clean-up responsibilities and other regulatory penalties.
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
Listing Requirements for Common Stock
     To remain eligible for trading on the Nasdaq National Market, we must meet various requirements, including corporate governance standards, specified shareholders’ equity and a market price above $1.00 per share. If our common stock were to be delisted, liquidity in the common stock would be impaired. Any delisting of our common stock would also be an event of default requiring us to redeem our outstanding convertible notes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
Proved Oil and Gas Reserves
     General. This report includes estimates of our proved oil and gas reserves and future net cash flows from those reserves as of December 31, 2006, 2005 and 2004. The reserves were estimated Wright & Company, Inc., independent petroleum engineers (Wright & Co.), in accordance with regulations of the Securities and Exchange Commission (SEC). Under those regulations, proved reserves are limited to estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, using prices and costs as of the date the estimate is made. These prices and costs are held constant over the estimated life of the reserves. The following reserve estimates should be read in conjunction with supplementary disclosure on our oil and gas development and producing activities and oil and gas reserve data included in the footnotes to our consolidated financial statements at the end of this report.
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
Oil and Gas Properties
     Oil and Gas Interests. As of December 31, 2006, we owned oil and gas development rights under leases and farmouts covering 76,603 gross (27,148 net) developed acres and 225,518 gross (191,119 net) undeveloped acres, all located onshore within the continental United States. Our oil and gas leases and farmouts are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions, none of which is expected to materially interfere with our development or operation of these properties. Some of our farmouts provide the lease holders or mineral interest owners with participation rights, which have been exercised in our Leatherwood field for average working interests of 25.4% in wells drilled during 2006 and 28.75% during 2005. See Business – Drilling Operations – Participation Rights. The following table shows our ownership interests under oil and gas leases and farmout agreements, by state, as of December 31, 2006.

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

	Proved Reserves at December 31, 2006
	Developed		Undeveloped
Field:	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Leatherwood	9,645,280	6,240	26,363,748	—
Arkoma – CDX	6,068,459	—	8,374,873	—
SME – Amvest	5,043,602	210,327	4,637,657	—
SME – Martin’s Fork	4,775,267	39,342	3,625,250	—
Straight Creek	4,638,444	31,401	7,701,828	—
Kay Jay	3,144,688	2,287	2,686,250	—
Fonde	2,345,198	3,163	3,046,453	—
All other fields	3,688,795	145,994	2,419,001	13,815

Total	39,349,733	438,754	58,855,060	13,815

     Additional information about our significant fields is summarized below. Unless otherwise indicated, well counts, production volumes and reserve data are provided as of December 31, 2006.
     Leatherwood. The Leatherwood field covers approximately 59,000 acres, extending 40 miles through Letcher, Perry, Leslie and Harlan Counties in eastern Kentucky. We acquired our interests in this field during 2002 under a farmout agreement with the mineral interest owners. At that time, there was no gas gathering infrastructure in this region, which has a history as an active coal producing district. During 2003, we formed a specialized drilling program for 25 exploratory wells to test five natural gas pay zones within this field at depths between 3,500 and 5,300 feet. These wells were all successful, producing from the Maxon sand, Big Lime and Devonian shale formations. Through subsequent drilling programs, we have drilled an additional 188 development wells in Leatherwood, for a total of 213 wells. As of year end, we had 193 wells in Leatherwood producing to sales through the NGAS Gathering system, with total daily gross and net production of 5,997 Mcf and 1,379 Mcf, respectively.
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
     Arkoma–CDX. The Arkoma–CDX field is a coalbed methane project covering approximately 14,000 acres in the Arkoma basin within Sebastian County, Arkansas and Leflore County, Oklahoma. Initial development of the project began in 2001 through a joint venture between CDX Gas, LLC, with a 75% stake, and Dart Energy Corporation, with a 25% interest. The joint venture drilled a total of 15 vertical and 33 horizontal CBM wells, with average daily gross production slightly over 7.0 Mmcf at November 1, 2005. Effective as of that date, we acquired Dart Energy’s 25% interest in the Arkoma–CDX field, including its 25% interest in the gathering system for the project area. Earlier in the fourth quarter of 2005, we entered into a farmout agreement with CDX for 90% of its majority (75%) interest in a minimum of 32 drilling locations on the Arkoma–CDX acreage. Under the terms of the farmout agreement, we assumed 100% of future developments costs attributable to the CDX working interest and granted CDX 25% carried working interest, increasing to 50% after payout of project wells. Combined with our interests from the Dart Energy acquisition, our CDX farmout gives us an overall position of approximately 73% in future development of the Arkoma–CDX field.
     Through a specialized drilling program we sponsored in the third quarter of 2005, CDX drilled 4 CBM wells on locations in the Oklahoma sector of the Arkoma–CDX field, and one horizontal well in the Arkansas sector, which has drilling units up to twice the size permitted on the Oklahoma acreage. We launched a second program in the second quarter of 2006 to exploit the Arkansas sector of the field, which spans approximately 11,500 acres. We participated with a 12.5% program interest in both initiatives. At year end, we had 9 program wells online, with total daily gross and net CBM production of 3,119 Mcf and 362 Mcf, respectively, and the remaining wells were awaiting connection upon installation of production lines. Estimated proved reserves from our interests in the Arkoma–CDX field are 42% proved developed.
     SME. We acquired our interests in the SME fields, including existing wells and infrastructure, during the fourth quarter of 2004. These fields are divided between Amvest, spanning approximately 33,000 acres in Harlan County, Kentucky and Lee County, Virginia, and Martin’s Fork, with approximately 41,000 acres in Harlan County, Kentucky. Amvest produces from the Big Lime, Weir sand and Devonian shale formations at depths between 3,800 and 5,500 feet. Martin’s Fork produces from the Big Lime, Devonian shale and Clinton formations at depths between 3,200 and 6,500 feet. Oil is also produced from the Weir sand and the Big Lime formation in Amvest and the Big Lime in Martin’s Fork. Our interests in the SME fields are subject to annual drilling commitments for four wells in Amvest and two wells in Martin’s Fork. Since acquiring our interests in SME, we have drilled a total of 26 wells on this acreage through several drilling programs. At year end, we had a total of 62 wells in Amvest and 64 wells in Martin’s Fork producing to sales, with daily gross and net production aggregating 3,016 Mcfe and 1,508 Mcfe, respectively. We operate all the wells and produce all natural gas in these field through the NGAS Gathering system. Estimated proved reserves from our interests in the SME fields are 58% proved developed.
     Straight Creek. The Straight Creek field is located adjacent to the Big Sandy Gas field on the north side of the Pine Mountain fault system in Bell and Harlan Counties, Kentucky. We have interests in approximately 27,000 acres in this field. In addition to several wells we acquired in this field during 2004, we have drilled 156 wells in Straight Creek, which produce from the Maxon sand, the Big Lime, Devonian shale, Corniferous and Big Six sand formations at depths between 3,200 and 4,700 feet. We operate all of the wells and a 16-mile gathering system we completed in 2005 to enhance our Straight Creek production through compression into the NGAS Gathering system. A total of 162 wells in Straight Creek were producing to sales at year end, with daily gross and net production of 3,243 Mcf and 973 Mcf, respectively. Estimated proved reserves from our interests in the Straight Creek field are 39% proved developed.

     Kay Jay. The Kay Jay field spans portions of Knox and Bell Counties in eastern Kentucky. Our interests in the field include drilling rights on approximately 11,500 acres acquired as a farmout in 1996, with an ongoing annual drilling commitment for four wells, and an additional 15,500 acres subsequently assembled under a leasing program for this field. We have drilled 152 wells in Kay Jay, which produce natural gas from the Maxon sand, Big Lime, Borden, Devonian shale and Clinton formations at depths ranging from 2,200 to 3,200 feet. Oil is also produced from the Maxon sand. We operate all of our Kay Jay wells and own all of the field-wide gathering facilities for their production. Our gathering facilities are currently connected to their-party pipeline systems. We had a total of 193 wells in Kay Jay producing to sales at year end, with daily gross and net gas production of 2,767 Mcf and 798 Mcf, respectively. Estimated proved reserves from our interests in the Kay Jay field are 54% proved developed.
     Fonde. The Fonde field spans portions of Bell County, Kentucky and Claiborne County, Tennessee, located just northeast of the Days Chapel field, formerly one of the most prolific oil fields in the region. We acquired our initial position on approximately 4,900 acres during 1996. Since that time, we have assembled approximately 44,000 additional acres in this field under a series of farmouts and leases. The Fonde field produces natural gas from the Big Lime and Devonian shale formations at depths up to 4,500 feet and crude oil from the Big Lime. We have drilled a total of 53 Fonde wells for several sponsored programs, including 22 wells in 2006. Our gathering facilities for Fonde wells are connected to a third-party pipeline system, and our production has historically been curtailed by pipeline capacity constraints, which limited our daily gross and net production to 642 Mcf and 175 Mcf, respectively, at year end. We are currently adding new facilities to provide deliverability for Fonde production into the NGAS Gathering system through a 17-mile, six-inch steel line scheduled for completion in the third quarter of 2007. Estimated proved reserves from our interests in Fonde are 44% proved developed.
Gold and Silver Properties
     We own rights to gold and silver properties located on Unga Island, one of the Shumagin Islands on the easterly island group in the Aleutian Chain, 579 miles southwest of Anchorage, Alaska. The mining properties cover approximately 381 acres situated six miles from Sand Point, Alaska. Our interests in these properties are comprised of various federal patented lode and mill site claims covering approximately 280 acres, and several State of Alaska mining claims covering approximately 101 acres. There are inferred but no defined mineral reserves for either of these claims. While we continue to expend required funds for maintaining our interests in these claims, we stopped all exploratory work on the properties in 1996 and elected to write off their remaining carrying value for accounting purposes in 2000.
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
Results of Operations – 2006 and 2005
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

     Our revenue mix for 2006 reflects our ongoing strategy for transitioning to a production based business, with oil and gas sales accounting for 30% of total revenues, compared to 26% of total revenues in 2005. We expect this trend to continue as we execute our initiatives for long term production growth by expanding our infrastructure and acreage position in core fields and accelerating our development of these properties through sponsored drilling programs.
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
     Our growth in production revenues reflects an increase of 57% in production volumes to 2,868 Mmcfe in 2006, with a 9% decline in our average sales price of natural gas (before certain transportation charges) to $8.23 per Mcf. Our volumetric growth reflects added production from our interests in Arkoma–CDX wells acquired late in 2005 and from new wells brought on line in all our operating areas during 2006, including 144 wells connected in our Leatherwood field during the year. We anticipate ongoing volumetric growth as we continue to upgrade our infrastructure and bring our new wells in Leatherwood and other key fields on stream. Principal purchasers of our production are gas marketers and customers with transmission facilities near our producing properties. Approximately 35% of our natural gas production in 2006 was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
     Gas transmission and compression revenues were driven by fees totaling $2,754,498 for moving third-party gas through our NGAS Gathering system, which we acquired in March 2006. This component of revenues also reflects additional gas gathering and compression fees for moving third-party Leatherwood production through field-wide facilities we completed late in 2005, together with contributions of $273,180 in 2006 from gas utility sales and $311,127 from our minority interest in a limited liability company that owns and operates the gathering system servicing the Arkoma–CDX field.
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
     Depreciation, depletion and amortization (DD&A) is recognized under the units-of-production method, based on the estimated proved developed reserves of the underlying oil and gas properties and on a straight-line basis over the useful life of other property and equipment. The increase in DD&A charges reflects substantial additions to our oil and gas properties, gas gathering systems and related equipment, including our acquisition of the NGAS Gathering transmission system for $18 million in March 2006. It also reflects a fourth quarter adjustment of $636,000 from an increase in our depletion rate for 2006 due to an unanticipated decline natural gas prices at year end, which reduced our proved developed reserves for purposes of determining our depletion rate.
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
Results of Operations – 2005 and 2004
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
Item 15. Exhibits, Financial Statement Schedules

Exhibit
Number	Description of Exhibit

3.1	Notice of Articles, certified on June 3, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.2	Alteration to Notice of Articles, certified on June 25, 2004 by the Registrar of Corporations under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

3.3	Articles dated June 25, 2004, as amended and restated for corporate transition under the British Columbia Business Corporations Act (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K [File No. 0-12185], filed June 29, 2004).

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10[a] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10[b] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.3	2003 Incentive Stock and Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.4	Asset Purchase and Sale Agreement dated as of January 17, 2006 among Duke Energy Gas Services, LLC, NGAS Gathering, LLC and Daugherty Resources, Inc. (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated January 19, 2006).

10.5	Securities Purchase Agreement dated as of December 13, 2005 among NGAS Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated December 14, 2005).

10.6	Form of 6% convertible notes issued pursuant to the Securities Purchase Agreement dated as of December 13, 2005 among NGAS Resources, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to current report on Form 8-K [File No. 0-12185] dated December 14, 2005).

10.7	Credit Agreement dated as of September 8, 2006 among NGAS Resources, Inc., Daugherty Petroleum, Inc. and KeyBank National Association, as agent for the lenders named therein (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] dated September 8, 2006).

10.8	Form of Change of Control Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.9 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.9	Form of Indemnification Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.10 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

Exhibit
Number	Description of Exhibit

10.10	Form of Long Term Incentive Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.11 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended March 31, 2004).

10.11	Form of general partnership agreement with sponsored drilling programs.

10.12	Form of limited partnership agreement with sponsored investment partnerships.

10.13	Form of assignment of drilling rights with sponsored drilling programs.

10.14	Form of drilling and operating agreement with sponsored drilling programs.

11.1	Computation of Earnings Per Share (included in Note 8 to the accompanying consolidated financial statements)

21.0	Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K [File No. 0-12185] for the year ended December 31, 2005).

23.1	Consent of Hall, Kistler & Company LLP.

23.2	Consent of Kraft, Berger, Grill, Schwartz, Cohen & March, LLP.

23.3	Consent of Wright & Company, Inc., independent petroleum engineers.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 202.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, NGAS Resources, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2007.
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

Name		Date

William S. Daugherty
James K. Klyman*
Thomas F. Miller*

By:	/s/ William S. Daugherty William S. Daugherty,	October 31, 2007
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
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
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
KRAFT BERGER LLP
Chartered Accountants
(Formerly Kraft, Berger, Grill, Schwartz, Cohen & March LLP)
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

SHAREHOLDERS’ EQUITY
Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
21,788,551 Common shares (2005 – 21,357,628)	84,531,832	82,371,189
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	3,073,287	2,743,806
Contributed surplus	1,396,074	1,748,926
To be issued:
9,185 Common shares (2005 – 9,185)	45,925	45,925

	89,023,488	86,886,216
Deficit	(12,666,389)	(14,658,827)

Total shareholders’ equity	76,357,099	72,227,389

Total liabilities and shareholders’ equity	$178,219,130	$146,773,583

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

See accompanying notes.

NGAS Resources, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Beginning balance	21,357,628	$82,371,189	15,605,208	$54,929,887	10,676,030	$36,244,623
Issued for cash	—	—	—	—	2,557,665	12,200,886
Issued to employees as incentive bonus	65,945	468,612	154,415	900,856	157,250	674,905
Issued upon exercise of options and warrants	336,106	1,472,026	2,143,527	10,983,938	1,520,936	3,507,493
Issued upon conversion of convertible notes	—	—	3,439,478	15,466,208	560,601	1,688,590
Issued upon settlement of accounts payable	—	—	—	—	46,352	181,520
Issued for contract settlement	28,872	220,005	15,000	90,300	86,374	431,870

Ending balance	21,788,551	84,531,832	21,357,628	82,371,189	15,605,208	54,929,887

Treasury stock	(21,100)	(23,630)	(21,100)	(23,630)	(21,100)	(23,630)

Paid-in-capital – options and warrants		3,073,287		2,743,806		1,796,504
Contributed surplus		1,396,074		1,748,926		—

To be issued	9,185	45,925	9,185	45,925	10,070	50,350

DEFICIT
Beginning balance		(14,658,827)		(15,611,583)		(17,223,284)
Net income		1,992,438		952,756		1,611,701

Ending balance		(12,666,389)		(14,658,827)		(15,611,583)

TOTAL SHAREHOLDERS’ EQUITY		$76,357,099		$72,227,389		$41,141,528

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
See accompanying notes.

NGAS Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
Note 1. Summary of Significant Accounting Policies
     (a) General. The accompanying consolidated financial statements of NGAS Resources, Inc. (NGAS) for the year ended December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All of our oil and gas operations are conducted within the continental United States, and all amounts reported in the consolidated financial statements are stated in U.S. dollars. NGAS is organized under the laws of British Columbia, and we previously prepared our financial statements, including the accompany consolidated financial statements for the years ended December 31, 2005 and 2004, in accordance with accounting principles generally accepted in Canada (Canadian GAAP). The laws of British Columbia were changed during 2005 to permit publicly held U.S. reporting companies organized in that jurisdiction to elect U.S. GAAP and engage U.S. auditors. We made this election at the beginning of 2006. Our adoption of U.S. GAAP did not have a material effect on our reported financial condition or results for prior periods and did not require us to restate any previously issued financial statements, which included reconciliations between items with different treatment under Canadian and U.S. GAAP.
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
          (iii) Exploratory Wells. Under SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, drilling costs for exploratory wells are initially capitalized but generally must be charged to expense unless the wells are determined to be successful within one year after completion of drilling. Circumstances that permit continued capitalization of exploratory drilling costs are addressed by the Financial Accounting Standards Board (FASB) under Staff Position (FSP) No. 19-1, Accounting for Suspended Well Costs. The one-year limitation may be exceeded for an exploratory well only if sufficient reserves have been found to justify its completion and sufficient progress has been made in assessing the reserves and the economic and operating viability of the project. If the exploratory well does not meet both criteria, its capitalized costs are expensed, net of any salvage value. Annual disclosures are required under FSP No. 19-1 to provide information about management’s evaluation of capitalized exploratory well costs, including disclosure of (i) net changes from period to period in the costs for wells that are pending the determination of proved reserves, (ii) the amount of any exploratory well costs that have been capitalized for more than one-year after the completion of drilling and (iii) an aging of suspended exploratory well costs and the number of wells affected See Note 2 – Oil and Gas Properties.
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
     (i) Goodwill. Goodwill is tested for impairment at least annually and more frequently if indicated under SFAS No. 142, Goodwill and Other Intangible Assets. See Note 6 – Goodwill. Under these procedures, the fair value of goodwill or other reporting unit is compared with its carrying amount. If the carrying amount exceeds its fair value, an impairment test must be performed to compare the implied fair value of the reporting unit goodwill with its carrying amount to determine any impairment loss.
     (j) Customer Drilling Deposits. Net proceeds received under DPI’s drilling contracts with sponsored drilling programs are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits represent unapplied payments for wells that were not yet drilled as of the balance sheet dates. See Note 7 – Customer Drilling Deposits.
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
     (l) Stock Options. We account for stock options under the fair value recognition and compensation measurement provisions of SFAS No. 123(R), Share-Based Payment, which we adopted retroactively under its Canadian GAAP equivalent at the beginning of 2004. See Note 9 – Capital Stock.
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
     (o) Comprehensive Income and Loss. We had no items of comprehensive income or loss for the year ended December 31, 2006 and have not included statements of comprehensive income (loss) in the accompanying consolidated financial statements. For each of the years ended December 31, 2005 and 2004, total shareholders’ equity reported under Canadian GAAP would be reduced under U.S. GAAP by $63,627 for accumulated other comprehensive loss, and net income reported under Canadian GAAP for the year ended December 31, 2004 would be increased by $18,484 for other comprehensive income under U.S. GAAP.
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

Note 4. Loans to Related Parties
     We extended loans to several of our shareholders and officers prior to 2003. The loans to shareholders are collateralized by their ownership interests in our drilling programs and are repayable from their share of program production revenues for periods ranging from five to ten years, with a balloon payment at maturity. These loans aggregated $93,148 at December 31, 2006 and $119,183 at December 31, 2005. They bear interest at 6% per annum. The loans receivable from officers totaled $171,429 at December 31, 2006 and 2005. These loans are non-interest bearing and unsecured.
Note 5. Deferred Financing Costs
     Financing costs for our convertible note private placements and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. These costs include $354,819 incurred in 2006 for our new credit facility. See Note 8 – Long Term Debt. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our outstanding notes and credit facility aggregated $2,264,022 at December 31, 2006 and $2,377,791 at December 31, 2005, net of accumulated amortization totaling $922,324 and $378,736, respectively.
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
Note 8. Long Term Debt
     (a) Convertible Notes. We issued several series of convertible notes in private placements to finance part of our drilling and acquisition activities. During 2005, the notes of all prior series were converted by their holders, either voluntarily or in response to our redemption calls, resulting in our issuance of 3,439,478 common shares during the year. In December 2005, we completed an institutional private placement of a new series of 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million, all of which remained outstanding at December 31, 2006, with a conversion price of $14.34, subject to adjustment for certain dilutive issuances of common stock. We also issued warrants in the transaction, which expired unexercised in August 2006. See Note 9 – Capital Stock.
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

Options Issued and Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
Exercise			Average	Average		Average
Price			Remaining	Exercise		Exercise
or Range		Number	Life (years)	Price	Number	Price

	$1.02	145,000	1.01	$1.02	145,000	$1.02
4.03	4.09	1,845,000	2.74	4.05	752,500	4.07
6.02	7.04	825,000	3.55	6.74	48,333	6.02

		2,815,000			945,833

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

	As of December 31,
	2006	2005		2004
Net operating loss carryforward and investment tax credit	$5,303,421		$4,359,412	$2,589,772
Gold and silver properties	2,522,094		2,522,094	2,663,962
Oil and gas properties	(10,661,622)		(5,984,315)	(3,322,760)
Property and equipment	(605,960)		(542,681)	(745,720)
Less valuation allowance	(4,593,712)		(4,236,265)	(3,238,686)

Deferred tax liabilities	$(8,035,779)	$	(3,881,755)	$(2,053,432)

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
Note 15. Segment Information
     We have a single reportable operating segment for our oil and gas business based on the integrated way we are organized by management in making operating decisions and assessing performance. Although our financial reporting reflects our separate revenue streams from drilling, production and transmission activities and the direct expenses for each component, we do not consider the components as discreet operating segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
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

Note 20. Supplementary Oil and Gas Reserve Information – Unaudited
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
     (b) Estimated Oil and Gas Reserve Quantities. For each of the years presented in the consolidated financial statements, our ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves are summarized below. The reserve additions for each of the years presented in the table reflect results from our drilling initiatives, both development and exploratory, and revisions to previous estimates reflect new information derived from those initiatives. The reserve estimates were lowered at the end of 2004 to reflect production trends for wells brought on line during the year in Straight Creek, which produced minor amounts of oil with the gas production. Pending the completion of work to address the oil production and evaluation of those measures, the estimates were also lowered for Leatherwood, which has similar geological characteristics but was not brought on line until 2005. Revisions at the end of 2005 primarily reflect the relinquishment of several farmouts with previously recorded reserves and our limited production history in Leatherwood, where additions to our infrastructure enabled us to bring a backlog of unconnected wells on line sequentially during 2006, accounting for most of the upward revision at the end of 2006.

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
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Future cash inflows	$629,909	$925,705	$455,751
Future development costs	(136,850)	(86,250)	(59,989)
Future production costs	(170,401)	(122,916)	(62,886)
Future income tax expenses	(61,512)	(211,251)	(105,805)

Undiscounted future net cash flows	261,146	505,288	227,071
10% annual discount for estimated timing of cash flows	(179,813)	(297,640)	(134,704)

Standardized measure of discounted future net cash flows	$81,333	$207,648	$92,367

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

Supplementary Selected Quarterly Financial Data – Unaudited
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