Form 10-Q
period 2007-09-30
NGAS Resources Inc
filed 2007-11-06
CIK 746834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer  ☑       Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2). Yes ☐ No  ☑
Number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Title of Class Common Stock	Outstanding at November 1, 2007 21,912,731

NGAS Resources, Inc.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	1

Condensed Consolidated Statement of Operations – Three months and nine months ended September 30, 2007 and 2006	2

Condensed Consolidated Statement of Cash Flows – Three months and nine months ended September 30, 2007 and 2006	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 6. Exhibits	21
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

NGAS Resources, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$5,410,280	$14,431,977
Accounts receivable	6,949,112	9,108,574
Prepaid expenses and other current assets	800,797	1,108,734
Loans to related parties	7,559	7,147

Total current assets	13,167,748	24,656,432

Bonds and deposits	465,195	533,695
Oil and gas properties	175,795,404	144,217,532
Property and equipment	3,657,671	3,342,571
Loans to related parties	251,419	257,430
Deferred financing costs	1,846,144	2,264,022
Other non-current assets	3,386,008	2,634,271
Goodwill	313,177	313,177

Total assets	$198,882,766	$178,219,130

LIABILITIES
Current liabilities:
Accounts payable	7,467,095	9,286,849
Accrued liabilities	3,460,106	3,998,978
Customers’ drilling deposits	487,805	12,173,905
Long term debt, current portion	379,824	24,000

Total current liabilities	11,794,830	25,483,732

Deferred income taxes	8,609,206	8,035,779
Long term debt	100,913,559	66,922,744
Deferred compensation	1,857,182	1,419,776

Total liabilities	123,174,777	101,862,031

SHAREHOLDERS’ EQUITY

Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
21,843,981 Common shares (2006 – 21,788,551)	84,754,942	84,531,832
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	3,538,958	3,073,287
Contributed surplus	1,131,435	1,396,074
To be issued:
9,185 Common shares (2006 – 9,185)	45,925	45,925

	89,447,630	89,023,488
Deficit	(13,739,641)	(12,666,389)

Total shareholders’ equity	75,707,989	76,357,099

Total liabilities and shareholders’ equity	$198,882,766	$178,219,130

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE
Contract drilling	$6,730,929	$7,726,332	$23,435,852	$39,167,106
Oil and gas production	6,690,916	5,560,470	20,174,095	17,700,437
Gas transmission and compression	1,793,970	1,564,662	5,628,950	3,642,818

Total revenue	15,215,815	14,851,464	49,238,897	60,510,361

DIRECT EXPENSES
Contract drilling	5,291,342	6,180,299	18,391,079	30,723,788
Oil and gas production	1,873,413	1,517,471	5,355,613	4,500,879
Gas transmission and compression	783,970	532,650	2,663,406	1,706,948
Impairment of oil and gas assets	—	—	964,000	—

Total direct expenses	7,948,725	8,230,420	27,374,098	36,931,615

OTHER EXPENSES (INCOME)
Selling, general and administrative	2,572,348	2,635,522	9,636,594	10,274,430
Options, warrants and deferred compensation	261,327	363,167	931,627	1,211,701
Depreciation, depletion and amortization	2,493,219	1,935,318	7,160,865	5,437,808
Bad debt expense	215,000	—	215,000	—
Interest expense	1,834,852	1,299,635	4,593,824	2,989,088
Interest income	(81,063)	(68,881)	(214,806)	(288,765)
Other, net	(96,385)	(159,553)	41,520	(32,165)

Total other expenses	7,199,298	6,005,208	22,364,624	19,592,097

INCOME (LOSS) BEFORE INCOME TAXES	67,792	615,836	(499,825)	3,986,649

DEFERRED INCOME TAX EXPENSE	126,356	479,877	573,427	2,502,000

NET INCOME (LOSS)	$(58,564)	$135,959	$(1,073,252)	$1,484,649

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$0.01	$(0.05)	$0.07

Diluted	$0.00	$0.01	$(0.05)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,804,959	21,552,294	21,798,275	21,462,856

Diluted	21,804,959	22,858,854	21,798,275	22,981,498

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING ACTIVITIES

Net income (loss)	$(58,564)	$135,959	$(1,073,252)	$1,484,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Incentive bonus paid in common shares	—	33,200	3,010	324,232
Compensation from options and warrants	261,327	363,167	931,627	1,211,701
Depreciation, depletion and amortization	2,493,219	1,935,318	7,160,865	5,437,808
Impairment of oil and gas assets	—	—	964,000	—
Bad debt expense	215,000	—	215,000	—
Loss (gain) on sale of assets	(28,834)	(497,800)	49,307	(474,827)
Deferred income taxes	126,356	479,857	573,427	2,501,980
Changes in assets and liabilities
Accounts receivable	800,805	(4,496,175)	1,944,462	(7,591,782)
Prepaid expenses and other current assets	65,317	(289,507)	307,937	1,972,662
Other non-current assets	116,221	42,146	(751,737)	(719,674)
Accounts payable	808,096	(944,211)	(1,819,754)	1,708,422
Accrued liabilities	(59,711)	(719,353)	(538,872)	131,703
Customers’ drilling deposits	(4,380,328)	198,148	(11,686,100)	(20,532,401)

Net cash provided by (used in) operating activities	358,904	(3,759,251)	(3,720,080)	(14,545,527)

INVESTING ACTIVITIES

Proceeds from sale of assets	355,000	505,800	389,700	510,243
Purchase of property and equipment	(340,590)	(204,703)	(1,327,094)	(694,395)
Change in bonds and deposits	105,500	(90,000)	68,500	(101,000)
Additions to oil and gas properties	(13,187,693)	(7,884,577)	(38,711,872)	(42,929,221)

Net cash used in investing activities	(13,067,783)	(7,673,480)	(39,580,766)	(43,214,373)

FINANCING ACTIVITIES

Decrease in loans to related parties	1,889	1,798	5,599	24,214
Proceeds from issuance of common shares	151,250	609,039	191,550	896,665
Payments of deferred financing costs	—	(354,819)	—	(429,819)
Proceeds from issuance of long term debt	15,100,000	10,000,000	34,100,000	39,000,000
Payments of long term debt	(6,000)	(6,000)	(18,000)	(18,000)

Net cash provided by financing activities	15,247,139	10,250,018	34,279,149	39,473,060

Change in cash	2,538,260	(1,182,713)	(9,021,697)	(18,286,840)
Cash, beginning of period	2,872,020	6,840,125	14,431,977	23,944,252

Cash, end of period	$5,410,280	$5,657,412	$5,410,280	$5,657,412

SUPPLEMENTAL DISCLOSURE
Interest paid	$1,754,715	$1,108,638	$4,512,167	$2,901,841
Income taxes paid	—	—	—	—
See accompanying notes.

NGAS Resources, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     (a) General. The accompanying condensed consolidated financial statements of NGAS Resources, Inc. (NGAS) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006, as amended. Except as noted below, our accounting policies and their method of application in the accompanying condensed consolidated financial statements are consistent with those described in the annual report.
     (b) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of NGAS, our wholly owned subsidiary, Daugherty Petroleum, Inc. (DPI), and its wholly owned subsidiaries. The condensed consolidated financial statements also reflect DPI’s interests in a total of 36 drilling programs sponsored to participate in its drilling operations. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References to the Company, we, our or us include DPI, its subsidiaries and interests in sponsored drilling programs. These interim consolidated financial statements are unaudited but reflect all normal recurring adjustments that, in the opinion of our management, are necessary to fairly present our financial position at September 30, 2007 and results of operations and cash flows for the three months and nine months ended September 30, 2007 and 2006.
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
Note 2. Oil and Gas Properties
     (a) Capitalized Costs and DD&A. All of our oil and gas development and producing activities are conducted within the continental United States. Capitalized costs and accumulated depreciation, depletion and amortization (DD&A) for our oil and gas properties, gathering facilities and well equipment as of September 30, 2007 and December 31, 2006 are summarized below.

	September 30,	December 31,
	2007	2006
Proved oil and gas properties	$140,614,887	$110,169,303
Unproved oil and gas properties	3,655,147	3,000,465
Gathering facilities and well equipment	53,017,463	46,369,858

	197,287,497	159,539,626
Accumulated DD&A	(21,492,093)	(15,322,094)

Net oil and gas properties and equipment	$175,795,404	$144,217,532

     (b) Suspended Well Costs. We adopted FSP No. 19-1, Accounting for Suspended Well Costs, effective January 1, 2005. Based on our evaluation at the time of adoption, we had found proved reserves for all our exploratory wells within one year after completion of drilling. We added suspended well costs late in 2005 and during 2006 for an exploratory program to test the New Albany shale formation on the eastern rim of the Illinois basin in western Kentucky. Based on the criteria of FSP No. 19-1, we expensed suspended well costs of $178,700 for the first three wells in that program during 2006 and $964,000 for the remaining 27 wells in the program during the second quarter of 2007. As of September 30, 2007, we had no wells for which exploratory wells costs had been capitalized for a period of greater than one year after completion of drilling.
Note 3. Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for our other property and equipment as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
Land	$12,908	$12,908
Building improvements	58,051	48,350
Machinery and equipment	3,065,599	2,680,174
Office furniture and fixtures	163,726	129,031
Computer and office equipment	564,573	569,877
Vehicles	1,767,035	1,607,554

	5,631,892	5,047,894
Accumulated depreciation	(1,974,221)	(1,705,323)

Net other property and equipment	$3,657,671	$3,342,571

Note 4. Deferred Financing Costs
     Financing costs for our convertible note private placements and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. These costs include $354,819 incurred in the third quarter of 2006 for our expanded credit facility. See Note 7 – Long Term Debt. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our outstanding notes and credit facility aggregated $1,846,144 at September 30, 2007 and $2,264,022 at December 31, 2006, net of accumulated amortization totaling $1,340,202 and $922,324, respectively.
Note 5. Goodwill
     Goodwill of $1,789,564 was recorded in connection with our acquisition of DPI in 1993 and was amortized over ten years on a straight-line basis until 2002, when we adopted the Canadian equivalent of SFAS No. 142, Goodwill and Other Intangible Assets. Under the adopted standard, goodwill is no longer amortized but is instead tested for impairment at least annually. Our annual analyses indicated that no impairment charges were required. Accordingly, accumulated amortization of goodwill remained at $1,476,387 as of September 30, 2007 and December 31, 2006, with unamortized goodwill of $313,177.
Note 6. Customer Drilling Deposits
     We sponsor and manage drilling programs to participate in our drilling initiatives, in which we maintain non-promoted interests ranging from 12.5% to 75%. Historically, we conducted drilling operations under turnkey contracts with our sponsored drilling programs, requiring us to drill and complete wells at specified prices and entitling us to any surplus if the contract price exceeded our costs. In 2006, we changed our drilling structure from turnkey pricing to cost plus, with a view to reducing our exposure to price volatility for drilling services, equipment and steel casing requirements. Under both structures, net proceeds received under drilling contracts with sponsored programs are recorded as customers’ drilling deposits at the time of receipt. We recognize revenues from drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits aggregating $487,805 as of September 30, 2007 and $12,173,905 at December 31, 2006 represent unapplied drilling contract payments for wells that were not yet drilled as of the balance sheet dates.
Note 7. Long Term Debt
     (a) Convertible Notes. We have an outstanding series of 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million. The notes are convertible into our common shares at a conversion price of $14.34, subject to adjustment for certain dilutive issuances of our common stock. The purchase agreement for the notes entitles any holder electing to convert a note before December 15, 2007 to a payment equal to the difference between two years’ interest on the converted note and the interest already paid on the note. After that date, if the prevailing market price of the common stock exceeds 160% of the conversion price, we may redeem any unconverted notes at a redemption price equal to their principal amount plus accrued and unpaid interest. Any notes that are neither redeemed nor converted prior to maturity will be repayable in cash or in common shares. Any common shares issued for interest payments on converted notes or upon redemption at their maturity will generally be valued for that purpose at 92.5% of their prevailing market price.
     (b) Credit Facility. In September 2006, we entered into a credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides DPI with a senior secured revolving credit facility that replaces its prior credit facility with KeyBank, which had a scheduled maturity date of July 31, 2007 and a borrowing base of $35 million. The new facility has a five-year maturity for revolving term loans and letters of credit in an aggregate amount up to $125 million, with a borrowing base of $65 million at September 30, 2007. Under the terms of the credit agreement, outstanding borrowings bear interest at fluctuating rates ranging from the agent’s prime rate to 0.75% above that rate, depending on the amount of borrowing base utilization. Alternatively, we may elect Eurodollar based pricing from 1.5% to 2.5% above quoted LIBOR rates, depending on our borrowing base utilization. The credit agreement also provides for commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of September 30, 2007, outstanding borrowings under the facility aggregated $63 million, with $2 million in letters of credit. The facility is secured by liens on our interests in most of our producing wells. Obligations under the facility are guaranteed by NGAS.
     (c) Equipment Loan. In September 2007, we obtained a $2.1 million loan from Central Bank & Trust Co. to finance two drilling rigs and related equipment previously purchased by DPI and leased to one of our drilling contractors. The loan is secured by the leased equipment and is guaranteed by NGAS. It bears interest at 8% per annum and is repayable in monthly installments over a five-year term.
     (d) Acquisition Debt. We issued a note for $854,818 to finance our 1986 acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property, buildings and equipment. Although the acquisition agreement provides for royalties at 4% of net smelter returns or other production revenues, the property has remained inactive. The remaining acquisition debt was $324,818 at September 30, 2007 and $342,818 at December 31, 2006.
     (e) Total Long Term Debt and Maturities. The following tables summarize our total long term debt at September 30, 2007 and December 31, 2006 and the principal payments due each year through 2010 and thereafter.

	Principal Amount Outstanding
	September 30,	December 31,
	2007	2006
Total long term debt (including current portion)(1)	$101,293,383	$66,946,744
Less current portion	379,824	24,000

Total long term debt(1)	$100,913,559	$66,922,744

Maturities of Debt
Remainder of 2007	$92,314
2008	386,988
2009	417,116
2010	36,318,310
2011 and thereafter	64,078,655

(1)	Reflects allocations of $1,131,435 at September 30, 2007 and $1,396,074 at December 31, 2006 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features.

Note 8. Capital Stock
     (a) Authorized Shares. We have authorized capital stock consisting of 5,000,000 preferred shares, none of which were outstanding at September 30, 2007 or December 31, 2006, and 100,000,000 common shares. The following tables reflect transactions involving our common stock during the periods presented.

	Number of
	Shares	Amount
Common Shares Issued
Balance, December 31, 2005	21,357,628	$82,371,189
Issued to employees as incentive bonus	65,945	468,612
Issued upon exercise of stock options and warrants	336,106	1,472,026
Issued for contract settlement	28,872	220,005

Balance, December 31, 2006	21,788,551	84,531,832
Issued to employees as incentive bonus	430	3,010
Issued upon exercise of stock options and warrants	55,000	220,100

Balance, September 30, 2007	21,843,981	$84,754,942

Paid In Capital – Options and Warrants
Balance, December 31, 2005		$2,743,806
Recognized		975,468
Expired		(565,946)
Accreted(1)		(80,041)

Balance, December 31, 2006		3,073,287
Recognized		494,221
Exercised		(28,550)

Balance, September 30, 2007		$3,538,958

Contributed Surplus
Balance, December 31, 2005		$1,748,926
Accreted(1)		(352,852)

Balance, December 31, 2006		1,396,074
Accreted(1)		(264,639)

Balance, September 30, 2007		1,131,435

Common Shares to be Issued
Balance, September 30, 2007 and December 31, 2006	9,185	$45,925

(1)	Reflects accretion of the equity components allocated to our 6% convertible notes and related warrants issued in 2005.
     (b) Stock Options and Awards. We maintain three stock plans for the benefit of our directors, officers, employees and, in the case of the second and third plans, certain consultants or advisors. The plans provide for the grant of options to purchase up to 3,600,000 common shares and, in the case of our most recent plan, either stock awards or options for an aggregate of up to 4,000,000 common shares. Option grants under all the plans must be at prevailing market prices and may be subject to vesting requirements over a period of up to ten years from the date of grant. Stock awards under the third plan may be subject to vesting conditions and trading restrictions specified at the time of grant. Stock awards and option grants were made under the third plan for a total of 65,945 shares during 2006 and 430 shares during the first nine months of 2007. The following table shows transactions and vesting in stock options during the reported periods.

	Options	Options	Weighted Average
	Outstanding	Exercisable	Exercise Price
Balance, December 31, 2005	2,985,000	571,250	$4.67
Vested	—	509,583	4.26
Exercised	(135,000)	(135,000)	4.05
Forfeited	(35,000)	—	6.02

Balance, December 31, 2006	2,815,000	945,833	4.68
Vested	—	920,833	6.03
Exercised	(45,000)	(45,000)	3.36

Balance, September 30, 2007	2,770,000	1,821,666	4.70

     At September 30, 2007, the exercise prices of options outstanding under our stock option plans ranged from $1.02 to $7.04 per share, and their weighted average remaining contractual life was 2.16 years. The following table provides additional information on the terms of stock options outstanding at September 30, 2007.

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
or Range	Number	Life (years)	Price	Number	Price
$1.02	135,000	0.26	$1.02	135,000	$1.02
4.03 4.09	1,810,000	2.01	4.05	1,010,000	4.06
6.02 7.04	825,000	2.80	6.74	676,666	6.02

	2,770,000			1,821,666

     In accounting for stock options, we apply the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, which we adopted retroactively under its Canadian GAAP equivalent in 2004. We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the interim consolidated financial statements, the fair value estimates for each option grant assumed a risk free interest rate ranging from 4.5% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from three months to five years based on the option’s vesting provisions. This resulted in non-cash charges for options and warrants of $975,468 in 2006 and $494,221 in the first nine months of 2007.
     (c) Common Stock Purchase Warrants. We have issued common stock purchase warrants in various financing transactions. At December 31, 2006, we had outstanding warrants for the purchase of 10,000 common shares at $4.03 per share, which were fully exercised in the first quarter of 2007.
Note 9. Income (Loss) Per Share
     The following table shows the computation of basic and diluted earnings (loss) per share (EPS) for the reporting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Diluted EPS	2007	2006	2007	2006
Numerator:
Net income (loss) as reported for basic EPS	$(58,564)	$135,959	$(1,073,252)	$1,484,649
Adjustments for diluted EPS	—	—	—	—

Net income (loss) for diluted EPS	$(58,564)	$135,959	$(1,073,252)	$1,484,649

Denominator:
Weighted average shares for basic EPS	21,804,959	21,552,294	21,798,275	21,462,856
Effect of dilutive securities:
Stock options	—	1,239,174	—	1,361,171
Warrants	—	67,386	—	157,471

Adjusted weighted average shares and assumed conversions for diluted EPS	21,804,959	22,858,854	21,798,275	22,981,498

Basic EPS	$0.00	$0.01	$(0.05)	$0.07

Diluted EPS	$0.00	$0.01	$(0.05)	$0.06

Note 10. Segment Information
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
Note 11. Commitments
     We incurred lease rental expenses of $1,727,982 in 2006 and $1,749,051 in the first nine months of 2007. As of September 30, 2007, we have contractual obligations for periodic future payments under leases for field equipment and instruments governing our other commercial commitments in the amounts listed below.

	Commercial Commitments
	Operating	Other
Year	Leases	Commitments		Total
Remainder of 2007	$548,216	$240,000	(1)	$788,216
2008	1,920,596	100,000	(2)	2,020,596
2009	1,776,054	2,045,000	(2)	3,821,054
2010	1,706,974	—		1,706,974
2011 and thereafter	1,847,021	—		1,847,021

Total	$7,798,861	$2,385,000		$10,183,861

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.
Note 12. Recent Accounting Standards
     EITF 6-11. In June 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 6-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain equity-based benefit plans should be recognized as an increase in additional paid-in capital. The consensus is effective in fiscal years beginning after December 15, 2007. The adoption of EITF 6-11 is not expected to have a material impact on our consolidated financial statements.

     FSP No. FIN 48–1. In May 2007, the FASB issued Staff Position (FSP) No. FIN 48–1, Definition of Settlement in FASB Interpretation No. 48, which amends FIN 48 and provides guidance on determining whether a tax position is “effectively” settled, rather than the previously required “ultimately” settled, for the purpose of recognizing previously unrecognized tax benefits. The guidance must be retroactively applied for all periods in 2007. This has not required any retroactive adjustments to our consolidated financial statements.
     EITF 6-10. In March 2007, the FASB ratified the consensus reached by the EITF in Issue No. 6-10, Accounting for the Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. Under this consensus, an employer should recognize a liability for any postretirement benefit related to a collateral assignment split-dollar life insurance arrangement and should recognize and measure the underlying asset based on the substance of the arrangement. The consensus is effective for fiscal years beginning after December 15, 2007 and is not expected to have a material impact on our consolidated financial position or results of operations.
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
Strategy
          Our business is structured to achieve capital appreciation through growth in our natural gas reserves, production, cash flow and earnings per share. We had record production of 2.9 Bcfe in 2006, with a 28% increase in our total revenue for the year to $79.8 million. We also increased our estimated proved reserves by 34% to 100.9 Bcfe at year end. Based on our performance for the first nine months of 2007, we are on track to surpass our 2006 benchmark for production growth this year. We have achieved these results primarily through drilling success and a larger net position in new wells on our operated properties. Our strategy for continuing to realize our operating and financial objectives emphasizes several components.
•	Organic Growth through Drilling. Development drilling is our mainstay for production and reserve growth. As of September 30, 2007, we had interests in a total of 1,179 wells, concentrated in operated properties within the Appalachian basin. We believe our long and successful operating history in Appalachia and proven ability to drill a large number of wells year after year have positioned us as a leading player in this region. We participated in 226 gross (65.4577 net) wells during 2006 and an additional 169 gross (60.2608 net) wells in the first nine months of 2007. The increase in our net well position this year reflects our strategy for accelerating organic growth by retaining larger working interests in new wells drilled on our key operated properties and limiting our reliance on new drilling programs to participation in non-operated initiatives. A majority of the acreage in our major fields is undeveloped, providing us with a multi-year inventory of drilling locations for future development.

•	Investment in Midstream Assets. We own and operate a strategically located open-access gas gathering system spanning 116 miles in southeastern Kentucky and southwestern Virginia. We acquired these midstream assets in March 2006 through our NGAS Gathering subsidiary for $18 million. We operated this system since October 2004 and augmented it after the acquisition through two high-pressure lateral upgrades. Ownership of these facilities compliments our field-wide Appalachian gathering systems, expanding our total gathering position to 578 miles as of September 30, 2007. We currently move production from our Leatherwood, Straight Creek and SME fields for delivery through the NGAS Gathering system, which has daily gross throughput of over 18,500 Dth, including third-party deliveries. In addition to generating gas transmission and compression revenues from third-party throughput and cost savings for our own Appalachian production, ownership of these assets gives us control over gas flow from our connected fields and enhances our competitive position in the region.

•	Addition of Gas Processing and Treatment Facilities. Early in the fourth quarter of 2007, we completed arrangements with a joint venture partner, Seminole Gas Company, for construction of a natural gas processing plant in southern Appalachia and a separate treatment facility for production from our New Albany shale project in the Illinois basin. The processing plant will be located in Rogersville, Tennessee, with a connection to a pipeline network operated by East Tennessee Natural Gas, LLC. The plant will extract natural gas liquids from local production serviced by the NGAS Gathering system and flow dry pipeline quality natural gas into the interstate system at rates up to 25,000 Mcf per day, which can be increased to accommodate forecasted production growth and relief of constrained regional supplies. This initiative will enhance our growth potential in the region, while increasing supply options and reliability for pipeline shippers and customers. Our arrangements with Seminole also include construction of a nitrogen rejection facility to service our New Albany shale development project in northern Christian County, Kentucky. Both initiatives are scheduled for completion near year-end and will be co-owned and operated for us by Seminole.

•	Extension of Infrastructure. We continually upgrade our field-wide gas gathering and compression facilities for our Appalachian properties to keep pace with our expanding production base. Because we control third-party access to these facilities, they provide us with competitive advantages in acquiring and developing nearby acreage. Our field-wide systems spanned 462 miles at September 30, 2007, including 103 miles of production lines installed in 2006 and 48 miles in the first nine months this year. Recent additions to our infrastructure include facilities that have enabled us to bring unconnected wells in our Leatherwood field on line sequentially for compression into the NGAS Gathering system and to enhance flow rates from new Leatherwood wells. We are also extending our infrastructure in our Fonde field to provide deliverability from through a 14-mile, six-inch steel line to our midstream system. Production in Fonde has historically been limited by pipeline capacity constraints. When completed, our new system will enable us to begin connecting a backlog of wells drilled in Fonde and open nearly 50,000 acres for future development in this field.

•	Development of Additional Drilling Prospects. We follow a disciplined capital allocation process in selecting opportunities to build our substantial inventory of drilling prospects that meet our criteria for predictable, long-lived reserves. Our goal is to consolidate our position in the Appalachian basin, while diversifying our prospect inventory outside the basin with similar unconventional plays. In implementing this strategy, we have entered the second phase of an exploratory project to test the New Albany shale on acquired acreage in the central Kentucky portion of the Illinois basin. See “Drilling Operations.” In addition, as a potential foundation for further extending our operating reach, we recently acquired exclusive development rights and a 50% interest in currently constrained gathering infrastructure for a project spanning up to 100,000 acres across six counties in eastern Kentucky, where we are conducting a geological evaluation of data from existing wells. We have also implemented initiatives to leverage our core expertise with evolving technologies in horizontal and directional drilling, which may provide advantages in extracting tight gas from unconventional formations. The initial projects are being conducted in the Arkoma basin for coalbed methane (CBM) recovery and in West Virginia and Buchanan County, Virginia on acreage controlled by a joint venture partner. We plan to continue capitalizing on opportunities to assemble or participate in developing large tracts with significant reserve potential.

•	Purchase of Producing Properties. The purchase of third-party production offers a means in addition to drilling for capitalizing on our operating experience and accelerating our growth. Our acquisition criteria for producing properties include reserve life, profit enhancement potential, existing infrastructure, geographic concentration and working interest levels permitting operation of acquired properties. Based on our current evaluations, we believe our mature drilling programs present attractive acquisition candidates, providing opportunities to increase our interest in producing properties meeting all these criteria. We plan to implement a strategy to begin purchasing the assets of targeted programs based on independent reserve valuations that will give effect to our working interests and reversionary interests in these programs. The consolidation of these assets is expected to increase our reserves and cash flows, while also generating administrative efficiencies and simplifying our capital structure.
Regional Advantages
          Geographic. Our proved reserves, both developed and undeveloped, are concentrated in the southern portion of the Appalachian basin. This is one of the oldest and most prolific natural gas producing areas in the United States. Typically, natural gas wells in this part of the Appalachian basin recover between 100 to 500 Mmcf of reserves per drilling unit. Their proximity to major east coast markets generates realization premiums above

Henry Hub spot prices, contributing to long term returns on investment. Most of our Appalachian gas production also has a high energy content (Dth), ranging from 1.1 to 1.3 Dth per Mcf. Our gas sales contracts yield upward adjustments from index based pricing for throughput with an energy content above 1 Dth per Mcf, which historically resulted in realized premiums averaging 17% over normal pipeline quality gas. As a result of a developing trend limiting the upward range of pipeline throughput to 1.1 Dth per Mcf, we are currently participating in construction of a processing plant in Rogersville, Tennessee for liquids extraction from our Appalachian production to bring us into compliance with this standard. See “Strategy – Addition of Gas Processing and Treatment Facilities.” We expect our sales of extracted liquids to offset some of the reduction in energy-related yields from our Appalachian gas production on a long term basis.
          Geological. Most of our Appalachian wells are drilled to relatively shallow total depths up to 5,000 feet, generally encountering several predictable natural gas pay zones. The primary pay zone throughout this region is the Devonian shale formation. This is considered an unconventional target due to its low permeability, and effective acidizing or other treatments for vertical well completions are critical for enhancing natural fracturing in these reservoirs. While shale plays in this part of the Appalachian basin are characterized by modest initial volumes and pressures, their geological features also account for the low annual decline rates demonstrated by vertical wells in the region, many of which are expected to produce for 25 years or more. The value proposition for some of our Appalachian properties may be enhanced by the use of deviated and horizontal drilling techniques, which can contribute to accelerated recovery rates from shale and other tight reservoirs. We have begun to leverage our core expertise with these evolving technologies, primarily through our participation in non-operated ventures, and we plan to continue evaluating opportunities to optimize their application in our operating environments.
Drilling Operations
          Drilling Results. The following table shows the number of gross and net development and exploratory wells we drilled during 2006 and the first nine months of 2007. Results for the interim periods include our participation in 63 gross (14.7644 net) wells drilled in the third quarter of 2007, compared to 52 gross (18.2540 net) wells in the same quarter last year. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests in wells, without giving effect to any reversionary interest we may subsequently earn in wells drilled through our drilling programs.

	Development Wells				Exploratory Wells
	Productive		Dry	Productive		Dry
	Gross	Net	Gross	Gross	Net	Gross
Year ended December 31, 2006	193	56.3007	—	4	3.1250	29
Nine months ended September 30, 2007	163	54.2608	—	6	6.0000	—
          The wells reflected in the table as dry exploratory wells were previously reported as productive pending determination of proved reserves within one year after completion of drilling. These wells were drilled as part of a 30-well project to test the shallow New Albany shale formation, some with horizontal legs, on the eastern rim of the Illinois basin in western Kentucky. We were not encouraged by the initial test results, and we expensed the suspended well costs for three of the wells during 2006 and the remaining 27 wells in the second quarter of 2007. Late last year, we began a second phase of this exploratory project to test the New Albany shale at greater depths through traditional vertical drilling in the central Kentucky portion of the Illinois basin. Results for the initial wells in this project have been promising, and we are expanding our initiatives to develop this acreage for our own account.
          Production Volumes and Sales Prices. The following table shows our total net oil and gas production volumes and average sales prices for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006. We also had extracted liquids and condensates that contributed $154,508 to our production revenues in the first nine months of 2007, $143,770 in the year-earlier period and $199,734 in 2006.

	Nine Months Ended		Year Ended
	September 30,		December 31,
Production volumes:	2007	2006	2006
Natural gas (Mcf)	2,109,831	1,914,458	2,622,474
Oil (Bbl)	44,398	28,564	40,938

Equivalents (Mcfe)	2,376,219	2,085,840	2,868,102

Average sales prices:
Natural gas (per Mcf)	$8.25	$8.27	$8.23
Oil (per Bbl)	58.99	60.24	59.60
          Participation Rights. The leases and farmouts for some of our acreage in the Appalachian basin, primarily the Leatherwood field, are subject to third-party participation rights for up to 50% of the working interests in new wells. We had third-party participation in our Leatherwood wells for average working interests of 25.4% in 2006 and 13.6% during the first nine months of 2007.
Results of Operations – Three Months Ended September 30, 2007 and 2006
          Revenues. The following table shows the components of our revenues for the three months ended September 30, 2007 and 2006, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Three Months Ended September 30,
		% of		%
Revenue:	2007	Revenue	2006	Change
Contract drilling	$6,730,929	44%	$7,726,332	(13)%
Oil and gas production	6,690,916	44	5,560,470	20
Gas transmission and compression	1,793,970	12	1,564,662	15

Total	$15,215,815	100%	$14,851,464	2%

          Our revenue mix for the third quarter of 2007 reflects our ongoing strategy for transitioning to a production based business, with oil and gas sales accounting for 44% of total revenues, compared to 37% of total revenues for the year-earlier quarter and 30% for 2006 as a whole. We expect this trend to continue as we execute our initiatives for long term production growth by expanding our infrastructure, acreage position and working interests in core fields.
          Contract drilling revenues reflect the size and timing of our drilling program financings, as well as our percentage interest in drilling initiatives conducted through sponsored programs. Although we receive the proceeds from program financings as customers’ drilling deposits under our drilling contracts with sponsored programs, we recognize revenues from the interests of outside investors in our drilling programs on the completed contract method as the wells are drilled, rather than when funds are received. Our contract drilling revenues in the current quarter reflect the substantial completion of program initiatives on operated properties, primarily for a drilling program we sponsored earlier this year for 40 wells within our core Appalachian fields. We are currently sponsoring a program for participation in up to 100 wells on non-operated properties in West Virginia and Buchanan County, Virginia, where our investors will have a 75% program interest, which should contribute to higher revenues from this component of our business for the balance of the year.
          The growth in our production revenues in the third quarter of 2007 reflects a 20% increase in production output to 828.5 Mmcfe, compared to 692.6 Mmcfe in the same quarter last year. Our average gas sales prices were marginally lower on a period-over-period basis, amounting to $7.64 per Mcf in the current quarter, before certain transportation charges. We anticipate ongoing production gains as we continue to upgrade our infrastructure and bring wells on stream in our operated fields. Principal purchasers of our production are gas marketers and customers with transmission facilities near our producing properties. Approximately 45% of our natural gas production in the third quarter of 2007 was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.

          Gas transmission and compression revenues were driven by fees totaling $933,220 for moving third-party gas through our NGAS Gathering system. This component of revenues also reflects our drilling program investors’ share of gathering and compression fees for moving gas through our field-wide facilities, together with contributions of $29,577 from gas utility sales and $90,716 from our minority interest in the gathering system that services our Arkoma CBM project.
          Expenses. The following table shows the components of our direct and other expenses for the three months ended September 30, 2007 and 2006. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Three Months Ended September 30,
	2007	Margin	2006	Margin
Direct Expenses:
Contract drilling	$5,291,342	21%	$6,180,299	20%
Oil and gas production	1,873,413	72	1,517,471	73
Gas transmission and compression	783,970	56	532,650	66

Total direct expenses	7,948,725	48	8,230,420	45

		% Revenue		% Revenue
Other Expenses:
Selling, general and administrative	2,572,348	17%	2,635,522	18%
Options, warrants and deferred compensation	261,327	2	363,167	2
Depreciation, depletion and amortization	2,493,219	16	1,935,318	13
Bad debt expense	215,000	1	—	N/A
Interest expense, net of interest income	1,753,789	12	1,230,754	8
Other, net	(96,385)	N/A	(159,553)	N/A

Total other expenses	$7,199,298		$6,005,208

          Contract drilling expenses reflect both the level and complexity of drilling initiatives conducted through our sponsored programs. These expenses decreased by 14% on a period-over-period basis and represented 79% of contract drilling revenues in the third quarter of 2007, compared to 80% in the same quarter last year. The contraction in this part of our business reflects a planned phase-out of our use of drilling programs to participate in developing our operated properties in the Appalachian basin, and our margins reflect a transition from turnkey to cost-plus pricing, which we implemented last year to address price volatility for drilling services, equipment and steel casing requirements. We expect these margins to stabilize from ongoing cost-plus drilling program operations.
          Production expenses for the current quarter were consistent with the increase in our production volumes. In addition to lifting costs, production expenses include field operating and maintenance costs, related overhead, severance and other production taxes, third-party transportation fees and lease operating expenses. As a percentage of oil and gas production revenues, our production expenses were 28% in the third quarter of 2007, compared to 27% in the year-earlier period.
          Gas transmission and compression expenses in the third quarter of 2007 were 44% of associated revenues, compared to 34% in the same quarter last year. The margins for this part of our business have benefited from third-party fees generated by the NGAS Gathering system acquired in March 2006. Our gas transmission and compression expenses do not reflect our acquisition costs for that system or capitalized costs of approximately $1.3 million in the current quarter for extensions of our field-wide gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
          Selling, general and administrative (SG&A) expenses are comprised primarily of selling and promotional costs for our sponsored drilling programs and overhead costs for supporting our expanded operations as a whole, including additions to our staff and technology infrastructure as well as increased salary and other employee related expenses over the last several years.

          Non-cash charges for options, warrants and deferred compensation reflect the fair value method of accounting for employee stock options. Under this method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. We also recognized an accrual of $145,802 for deferred compensation cost.
          Depreciation, depletion and amortization (DD&A) is recognized under the units-of-production method, based on the estimated proved developed reserves of the underlying oil and gas properties, and on a straight-line basis over the useful life of other property and equipment. The increase in DD&A charges reflects substantial additions to our oil and gas properties, gas gathering systems and related equipment.
          We recognized a bad debt expense of $215,000 in the third quarter of 2007 to reflect a reserve against past due accounts receivable from oil sales to a regional refinery. See “Critical Accounting Policies and Estimates – Allowance for Doubtful Accounts.”
          Interest expense for the third quarter of 2007 increased from higher overall bank borrowings. Draws under our credit facility during the current quarter were used primarily to support our ongoing drilling initiatives and enhancements of our field-wide gas gathering systems.
          Deferred income tax expense recognized in the third quarter of 2007 represents future tax liability at the operating company level. Although we have no current tax liability due to the utilization of intangible drilling costs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
          Net Income and EPS. We recognized a net loss of $58,564 in the third quarter of 2007, compared to net income of $135,959 in the same quarter last year, reflecting the foregoing factors. Basic earnings (loss) per share (EPS) was $0.00 based on 21,804,959 weighted average common shares outstanding in the current quarter, compared to EPS of $0.01 based on 21,552,294 weighted average common shares outstanding in the third quarter of 2006.
Results of Operations – Nine Months Ended September 30, 2007 and 2006
          Revenues. The following table shows the components of our revenues for the nine months ended September 30, 2007 and 2006, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Nine Months Ended September 30,
		% of		%
Revenue:	2007	Revenue	2006	Change
Contract drilling	$23,435,852	48	$39,167,106	(40)%
Oil and gas production	20,174,095	41	17,700,437	14
Gas transmission and compression	5,628,950	11	3,642,818	55

Total	$49,238,897	100%	$60,510,361	(19)%

          Contract drilling revenues reflect the size and timing of our drilling program financings, as well as our percentage interest in drilling initiatives conducted through sponsored programs. We participated in 169 gross (60.2608 net) wells in the first nine months of 2007, compared to 180 gross (48.6319 net) wells in the same period last year. The contraction in third-party contract drilling revenues reflects our increased net position in current drilling projects on operated properties and reduced reliance on program financings for our other drilling initiatives in the current period.
          Our growth in production revenues on a period-over period basis reflects an increase of 14% in production volumes to 2,376.2 Mmcfe in the first nine months of 2007, partially offset by a slight decrease in our average sales price of natural gas to $8.25 per Mcf, before certain transportation charges. Our volumetric growth was driven by added production from wells brought on line in the last twelve months. We anticipate ongoing production gains as we continue to upgrade our infrastructure and bring wells on stream in our key fields. Principal purchasers of our production are gas marketers and customers with transmission facilities near our producing properties.

          Approximately 45% of our natural gas production in the first nine months of 2007 was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
          Gas transmission and compression revenues were driven by fees totaling $2,810,551 for moving third-party gas through our NGAS Gathering system, which we acquired in March 2006. This component of revenues also reflects our drilling program investors’ share of gathering and compression fees for moving gas through our field-wide facilities, together with contributions of $220,519 from gas utility sales and $241,018 from our minority interest in the gathering system that services our Arkoma CBM project.
          Expenses. The following table shows the components of our direct and other expenses for the nine months ended September 30, 2007 and 2006. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Nine Months Ended September 30,
	2007	Margin	2006	Margin
Direct Expenses:
Contract drilling	$18,391,079	22%	$30,723,788	22%
Oil and gas production	5,355,613	73	4,500,879	75
Gas transmission and compression	2,663,406	53	1,706,948	53
Impairment of oil and gas assets	964,000	N/A	—	N/A

Total direct expenses	27,374,098	44	36,931,615	39

		% Revenue		% Revenue
Other Expenses:
Selling, general and administrative	9,636,594	20%	10,274,430	17%
Options, warrants and deferred compensation	931,627	2	1,211,701	2
Depreciation, depletion and amortization	7,160,865	15	5,437,808	9
Bad debt expense	215,000	—	—	N/A
Interest expense, net of interest income	4,379,018	9	2,700,323	4
Other, net	41,520	—	(32,165)	N/A

Total other expenses	$22,364,624		$19,592,097

          Contract drilling expenses reflect both the level and complexity of drilling initiatives conducted through our sponsored programs. These expenses decreased by 26% on a period-over-period basis and represented 78% of contract drilling revenues in both periods. The contraction in this part of our business reflects a planned phase-out of new drilling programs to participate in developing our operated properties in the Appalachian basin, and our margins reflect a transition from turnkey to cost-plus pricing for these programs, which reduces our exposure to price volatility for drilling services, equipment and steel casing requirements.
          Production expenses for the first nine months of 2007 were consistent with our 14% volumetric growth. As a percentage of oil and gas production revenues, our production expenses were 27% in the current period, compared to 25% in the year-earlier period.
          Gas transmission and compression expenses in the first nine months of 2007 were 47% of associated revenues, reflecting substantial revenue growth from third-party fees generated by the NGAS Gathering system acquired in March 2006, with consistent margins on a period-over-period basis. Our gas transmission and compression expenses do not reflect our acquisition costs for that system or capitalized costs of approximately $4.8 million in the current period for extensions of our field-wide gas gathering systems and additions to dehydration and compression capacity required to bring new wells on line.
          We expensed the suspended exploratory well costs during the current period for 27 wells in a 30-well program we began late in 2005 to test the New Albany shale formation on the eastern rim of the Illinois basin in western Kentucky. This resulted in an impairment charge of $964,000 in the carrying value of our oil and gas assets, in addition to a charge of $178,700 recognized for the first three wells in that program during 2006.

          SG&A expenses primarily reflect the timing and extent of our selling and promotional costs for sponsored drilling programs, as well as higher costs for supporting expanded operations as a whole, including additions to our staff, technology infrastructure and employee related expenses over the last few years.
          Non-cash charges for options, warrants and deferred compensation reflect the fair value method of accounting for employee stock options. Under this method, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the compensation cost is recognized ratably over the vesting period. We also recognized an accrual of $437,406 for deferred compensation cost.
          The increase in DD&A charges for the current period reflects substantial additions to our oil and gas properties, gas gathering systems and related equipment, including our acquisition of the NGAS Gathering transmission system for $18 million in March 2006.
          We recognized a bad debt expense of $215,000 in the third quarter of 2007 to reflect a reserve against past due accounts receivable from oil sales to a regional refinery. See “Critical Accounting Policies and Estimates – Allowance for Doubtful Accounts.”
          Interest expense for the first nine months of 2007 increased from higher overall bank borrowings. Draws under our credit facility during the current period were used primarily to support our ongoing drilling and gas gathering initiatives.
          Deferred income tax expense recognized in the first nine months of 2007 represents future tax liability at the operating company level. Although we have no current tax liability due to the utilization of intangible drilling costs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
          Net Income and EPS. We recognized a net loss of $1,073,252 in the first nine months of 2007, compared to net income of $1,484,649 in the same period last year, reflecting the foregoing factors. Basic EPS was $(0.05) based on 21,798,275 weighted average common shares outstanding in the current period, compared to EPS of $0.07 based on 21,462,856 weighted average common shares outstanding in the first nine months of 2006.
          The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.
Liquidity and Capital Resources
          Liquidity. Net cash of $3,720,080 was used in operating activities for the first nine months of 2007. During the period, we used $39,580,766 in investing activities, most of which reflects net additions to our oil and gas properties and gathering systems. These investments were funded in part with net cash of $34,279,149 from financing activities. As a result of these activities, net cash decreased from $14,431,977 at December 31, 2006 to $5,410,280 at September 30, 2007.
          Capital Resources. Our business involves significant ongoing capital requirements. The rate of production from oil and gas properties declines as reserves are depleted. Without successful development activities, our proved reserves would decline as oil and gas is produced from our proved developed reserves. Our long term performance and profitability is dependent not only on developing existing oil and gas reserves, but also on our ability to find or acquire additional reserves on terms that are economically and operationally advantageous. To fund our reserve development and acquisition activities, we have relied on a combination of cash flows from operations, bank borrowings and private placements of our convertible notes and equity securities, as well as participation by outside investors in our sponsored drilling programs.
          In December 2005, we completed an institutional private placement of our 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million. We also issued warrants in the transaction, which expired unexercised in August 2006. At September 30, 2007, all of the notes remained outstanding but were recorded at $35,868,565, reflecting an initial allocation of $2,394,913 for their equity components, which was ratably accreted by $264,639 in the first nine months of 2007 and $432,893 in 2006, along with $565,946 reallocated to debt upon expiration of the warrants last year.

          The notes are convertible by their holders into our common stock at a conversion price of $14.34 per share, subject to adjustments for certain dilutive issuances of common stock. If a holder elects to convert a note before the second anniversary of the issuance date, we will be required to pay the difference between two years’ interest on the converted note and the interest already paid on the note. After December 2007, if the prevailing market price of our common stock exceeds 160% of the conversion price, we may redeem any unconverted notes at a redemption price equal to their principal amount plus accrued and unpaid interest. Upon any event of default or any change of control, the notes are redeemable at the option of the holders in cash at a default rate equal to 125% of their principal amount or at a change of control rate equal to the greater of 110% of their principal amount or the consideration that would be received by the holder for the underlying shares in the change of control transaction. Any notes that are neither redeemed nor converted prior to maturity will be repayable in cash or in common shares. Any common shares issued for payments under the notes will generally be valued at 92.5% of the prevailing market price for the common stock.
          We maintain a senior secured revolving credit facility with KeyBank National Association, as agent and primary lender. The facility provides for revolving term loans with a five-year maturity and letters of credit in an aggregate amount up to $125 million. Our current borrowing base is $65 million, reflecting an increase of $15 million during the second quarter of 2007. The facility is secured by liens on our interests in most of our Appalachian wells. Outstanding borrowings under the facility bear interest at fluctuating rates ranging from 1.5% to 2.5% above quoted LIBOR rates, depending on the amount of borrowing base utilization, plus commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. As of September 30, 2007, our borrowings under the facility aggregated $63 million, plus $2 million in outstanding letters of credit.
          In September 2007, we obtained a $2.1 million loan from Central Bank & Trust Co. to finance two drilling rigs and related equipment we previously purchased and leased to one of our drilling contractors. The loan is secured by the leased equipment and is guaranteed by NGAS. It bears interest at 8% per annum and is repayable in monthly installments over a five-year term.
          Our ability to repay our bank debt and convertible notes will be subject to our future performance and prospects as well as market and general economic conditions. We will likely be dependent on additional financings to repay our outstanding long term debt at maturity.
          Our future revenues, profitability and rate of growth will continue to be substantially dependent on the demand and market price for natural gas. Future market prices for natural gas will also have a significant impact on our ability to maintain or increase our borrowing capacity and to obtain additional capital on acceptable terms. The market price for natural gas is subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control but will continue to affect all aspects of our business.
          We expect our cash reserves, cash flows from operations and anticipated borrowing base availability under our credit facility to provide adequate working capital to meet our short-term capital expenditure objectives. To fully realize our financial goals for growth in revenues and reserves, we will continue to be dependent on the capital markets or other financing alternatives. This dependence can be expected to increase from our plan to limit our use of future drilling programs to participation in development initiatives on non-operated properties.
Contractual Obligations and Commercial Commitments
          We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long term debt and other commercial commitments. The following table lists our minimum annual commitments as of September 30, 2007 under these instruments.

	Operating Leases			Other		Long Term
Year	Equipment	Premises	Total	Commitments		Debt
Remainder of 2007	$485,191	$63,025	$548,216	$240,000	(1)	$92,314
2008	1,899,588	21,008	1,920,596	100,000	(2)	386,988
2009	1,776,054	—	1,776,054	2,045,000	(2)	417,116
2010	1,706,974	—	1,706,974	—		36,318,310	(3)
2011 and thereafter	1,847,021	—	1,847,021	—		64,078,655

Total	$7,714,828	$84,033	$7,798,861	$2,385,000		$101,293,383

(1)	Reflects obligations under a guaranty secured by a certificate of deposit provided for bank debt of Galax Energy Concepts, LLC, a limited liability company in which DPI previously held a minority interest.

(2)	Reflects commitments under a purchase contract for an airplane.

(3)	Excludes an allocation of $1,131,435 from our 6% convertible notes in the principal amount of $37,000,000 based on equity components of their conversion features.
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
Forward Looking Statements and Risk Factors
          Some statements made by us in this report are prospective and constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Other than statements of historical fact, all statements that address future activities, outcomes and other matters we plan, expect, budget, intend or estimate (and other similar expressions) are forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. They include subsurface risks on the recoverability of hydrocarbons, operating risks involving logistical, infrastructure and regulatory issues and commercial risks stemming from the volatility of natural gas prices. A discussion of these risk factors is included in our annual report on Form 10-K for the year ended December 31, 2006, as amended in November 2007 to reflect review comments by the staff of the Securities and Exchange Commission. There were no material changes in these risk factors during the interim periods covered by this report.
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
          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2007. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time period required under the Exchange Act. They have also concluded that our internal controls over financial reporting are effective to ensure the reliability of our financial reporting and the preparation of our publicly reported financial statements in accordance with generally accepted accounting principles. There were no changes in our controls or procedures during the three months or nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.
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

Exhibit
Number	Description of Exhibit

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

10.11
Form of general partnership agreement with sponsored drilling programs (incorporated by reference to Exhibit 10.11 to amended annual report on Form 10-K/A [File No. 0-12185] for the year ended December 31, 2006).

10.12
Form of limited partnership agreement with sponsored investment partnerships (incorporated by reference to Exhibit 10.12 to amended annual report on Form 10-K/A [File No. 0-12185] for the year ended December 31, 2006).

10.13
Form of assignment of drilling rights with sponsored drilling programs (incorporated by reference to Exhibit 10.13 to amended annual report on Form 10-K/A [File No. 0-12185] for the year ended December 31, 2006).

10.14
Form of drilling and operating agreement with sponsored drilling programs (incorporated by reference to Exhibit 10.14 to amended annual report on Form 10-K/A [File No. 0-12185] for the year ended December 31, 2006).

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

NGAS Resources, Inc.
Date: November 6, 2007	By:	/s/ William S. Daugherty
William S. Daugherty
Chief Executive Officer (Duly Authorized Officer) (Principal Executive Officer)