Form 10-Q/A
period 2009-03-31
NGAS Resources Inc
filed 2010-01-04
CIK 746834

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

NGAS Resources, Inc.
INDEX TO FORM 10-Q/A
Part I. Financial Information

Page
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets – March 31, 2009 (unaudited) and December 31, 2008	1
Condensed Consolidated Statement of Operations – Three months ended March 31, 2009 (restated) and 2008	2
Condensed Consolidated Statement of Cash Flows – Three months ended March 31, 2009 (restated) and 2008	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Additional Information
     We file annual, quarterly and other reports and information with the Securities Exchange Commission (SEC). Promptly after their filing, we provide access to these reports without charge on our website at www.ngas.com. Our principal and administrative offices are located in Lexington, Kentucky. Our common stock is traded on the Nasdaq Global Select Market under the symbol NGAS. Unless otherwise indicated, references in this report to the company or to we, our or us include NGAS Resources, Inc., our direct and indirect wholly owned subsidiaries and our interests in sponsored drilling partnerships. As used in this report, Dth means decatherm, Mcf means thousand cubic feet, Mcfe means thousand cubic feet of natural gas equivalents, Mmcf means million cubic feet, Bcf means billion cubic feet and EUR means estimated ultimately recoverable volumes of natural gas or oil.
Explanatory Note
     This amended report (10-Q/A) modifies some of the disclosures in our quarterly report on Form 10-Q for the quarter ended March 31, 2009 (10-Q) in response to review comments by the staff of the SEC. The 10-Q/A restates Part I of the 10-Q in its entirety but does not change any disclosures except as noted below, and it does not update the 10-Q to reflect any other developments or events after the date of the original filing.
•	Condensed Consolidated Financial Statements — The condensed consolidated financial statements have been restated to account for the embedded conversion feature of our 6% convertible notes as a derivative liability under ASC 815-40-15 (formerly EITF 07-5), which became effective as of January 1, 2009. The impact of the change in accounting principles is set forth in Note 2 – Restatement Adjustments.

•	MD&A — The recognition of non-cash interest expense for accretion of the debt discount and related adjustments from the change in accounting principles are reflected under the caption “Results of Operations.”

•	Certifications — The certifications in the exhibits to the 10-Q have been updated as the date of this 10-Q/A.

NGAS Resources, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$1,248,066	$981,899
Accounts receivable	5,758,219	10,450,173
Prepaid expenses and other current assets	609,850	540,253
Loans to related parties	77,474	79,188

Total current assets	7,693,609	12,051,513
Bonds and deposits	837,898	623,898
Oil and gas properties	232,001,956	229,218,344
Property and equipment	3,099,554	3,285,925
Loans to related parties	171,429	171,429
Deferred financing costs	1,501,959	1,689,580
Goodwill	313,177	313,177

Total assets	$245,619,582	$247,353,866

LIABILITIES
Current liabilities:
Accounts payable	$5,265,843	$12,362,092
Accrued liabilities	641,762	675,141
Deferred compensation	2,209,700	2,246,439
Customer drilling deposits	1,594,248	2,262,955
Long-term debt, current portion	24,000	24,000

Total current liabilities	9,735,553	17,570,627
Deferred compensation	190,376	—
Deferred income taxes	13,116,638	12,949,476
Long-term debt	107,192,740	109,270,818
Fair value of derivative financial instruments	518	—
Other long-term liabilities	3,845,906	3,685,849

Total liabilities	134,081,731	143,476,770

SHAREHOLDERS’ EQUITY
Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
26,968,646 Common shares (2008 – 26,543,646)	110,988,162	110,626,912
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	4,039,236	3,774,600
To be issued:
9,185 Common shares (2008 – 9,185)	45,925	45,925

	115,049,693	114,423,807
Deficit	(3,511,842)	(10,546,711)

Total shareholders’ equity	111,537,851	103,877,096

Total liabilities and shareholders’ equity	$245,619,582	$247,353,866

See accompanying notes.

NGAS Resources, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUE
Contract drilling	$7,323,752	$6,602,118
Oil and gas production	7,067,219	8,489,434
Gas transmission, compression and processing	2,804,982	2,558,092

Total revenue	17,195,953	17,649,644

DIRECT EXPENSES
Contract drilling	5,541,426	5,119,849
Oil and gas production	2,324,965	2,764,955
Gas transmission, compression and processing	968,917	1,090,246

Total direct expenses	8,835,308	8,975,050

OTHER EXPENSES (INCOME)
Selling, general and administrative	3,250,265	3,288,483
Options, warrants and deferred compensation	418,273	137,679
Depreciation, depletion and amortization	3,618,870	2,871,760
Bad debt expense	—	347,840
Interest expense	2,281,008	1,325,970
Interest income	(8,816)	(69,710)
Fair value gain on derivative financial instruments	(14,319)	—
Other, net	79,541	(6,277)

Total other expenses	9,624,822	7,895,745

INCOME (LOSS) BEFORE INCOME TAXES	(1,264,177)	778,849

INCOME TAX EXPENSE	167,162	615,660

NET INCOME (LOSS)	$(1,431,339)	$163,189

NET INCOME (LOSS) PER SHARE

Basic	$(0.05)	$0.01

Diluted	$(0.05)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	26,671,146	26,235,811

Diluted	26,671,146	26,731,037

See accompanying notes.

NGAS Resources, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,431,339)	$163,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Incentive bonus paid in common shares	361,250	31,570
Options, warrants and deferred compensation	418,273	137,679
Depreciation, depletion and amortization	3,618,870	2,871,760
Bad debt expense	—	347,840
Gain on sale of assets	(9,285)	(1,336)
Fair value gain on derivative financial instruments	(14,319)	—
Accretion of debt discount	908,967	—
Deferred income taxes	167,162	615,660
Changes in assets and liabilities:
Accounts receivable	4,691,954	(1,156,106)
Prepaid expenses and other current assets	(69,597)	(456,734)
Other non-current assets	—	3,242,790
Accounts payable	(7,096,249)	2,337,766
Accrued liabilities	(33,379)	128,804
Customers’ drilling deposits	(668,707)	169,285
Other long-term liabilities	160,057	—

Net cash provided by operating activities	1,003,658	8,432,167

INVESTING ACTIVITIES
Proceeds from sale of assets	19,696	12,200
Purchase of property and equipment	(29,256)	(155,287)
Increase in bonds and deposits	(214,000)	(75,000)
Additions to oil and gas properties, net	(6,008,612)	(13,096,966)

Net cash used in investing activities	(6,232,172)	(13,315,053)

FINANCING ACTIVITIES
Decrease in loans to related parties	1,714	1,938
Proceeds from issuance of common shares	—	102,000
Payments of deferred financing costs	(1,033)	(114,293)
Proceeds from issuance of long term debt	5,500,000	5,740,000
Payments of long term debt	(6,000)	(2,020,175)

Net cash provided by financing activities	5,494,681	3,709,470

Change in cash	266,167	(1,173,416)
Cash, beginning of period	981,899	2,816,678

Cash, end of period	$1,248,066	$1,643,262

SUPPLEMENTAL DISCLOSURE
Interest paid	$1,371,480	$1,327,683
Income taxes paid	—	—
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
     (b) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of NGAS, our wholly owned subsidiary, Daugherty Petroleum, Inc. (DPI), and its wholly owned subsidiaries. The condensed consolidated financial statements also reflect DPI’s interests in a total of 38 drilling programs sponsored to participate in some of its drilling initiatives. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References to the company, we, our or us include DPI, its subsidiaries and interests in sponsored drilling programs. These interim consolidated financial statements are unaudited and are restated to reflect the adoption of Accounting Standards Codification (ASC) Topic 815-40-15, Contracts in Entity’s Own Equity (formerly EITF 07-5), which became effective as of January 1, 2009. See Note 2 – Restatement Adjustments. In the opinion of our management, the accompanying condensed consolidated financial statements, as restated, reflect all normal recurring adjustments that are necessary to fairly present our financial position at March 31, 2009 and results of operations and cash flows for the three months ended March 31, 2009 and 2008.
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
Note 2. Restatement Adjustments
     (a) Change in Accounting Principle. Effective as of January 1, 2009, we adopted the revised guidance for equity-linked financial instruments now codified in ASC 815-40-15, which requires the embedded conversion feature of our 6% convertible notes to be bifurcated and treated as a derivative liability based on its fair value as a stand-alone instrument. The notes were issued in December 2005 in the principal amount of $37 million. See Note 8 – Long-Term Debt. Under the revised guidance, the notes are no longer considered to be linked to our own stock due to the weighted average antidilution provisions in their embedded conversion feature. As a result, the notes no longer qualify for the scope exception from derivative fair value accounting under ASC 815-15, Derivatives and Hedging – Embedded Derivatives (formerly contained in SFAS 133).
     (b) Cumulative Effect Adjustments. The transition provisions of ASC 815-40-15 require cumulative effect adjustments as of January 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date of an equity-linked financial instrument through the implementation date of the revised guidance. Our fair value analysis of the notes reflects an initial derivative liability of $16,575,445 for their embedded conversion feature, primarily reflecting their five-year maturity and 10% conversion premium at issuance. From the note issuance date through the end of 2008, we would have recorded fair value gains on derivative financial instruments of $16,560,608, offset by non-cash interest expenses totaling $8,094,400, reflecting accretion of the debt discount under the effective interest method. The following table shows the cumulative effect adjustment to retained deficit at January 1, 2009.

Retained Deficit
Cumulative Effect Adjustment:
As previously reported, December, 31, 2008	$(10,546,711)
Cumulative effect adjustment	8,466,208

As adjusted, January 1, 2009	$(2,080,503)

     (c) Impact on Interim Financial Statements. As restated at March 31, 2009, the carrying amount of our convertible notes has been reduced to $29,427,922. This reflects the unaccreted debt discount to their face amount of $37 million. In addition, a derivative liability has been established at $518, representing the fair value of the embedded conversion feature at the balance sheet date. The following table shows the adjustments on restatement of the condensed consolidated statement of operations previously reported for the three months ended March 31, 2009. The adjustment to interest expense reflect accretion of the debt discount under the effective interest method. The fair value gain on derivative financial instruments reflects a mark-to market change in the fair value of the embedded derivative.

	Three Months Ended March 31, 2009
	As Previously	Restatement	As
	Reported	Adjustments	Restated
Statements of Operations:
Total revenue	$17,195,953	$—	$17,195,953
Total direct expenses	8,835,308	—	8,835,308
Other expenses (income)
Selling, general and administrative	3,250,265	—	3,250,265
Options, warrants and deferred compensation	418,273	—	418,273
Depreciation, depletion and amortization	3,618,870	—	3,618,870
Interest expense	1,372,041	908,967	2,281,008
Interest income	(8,816)	—	(8,816)
Fair value gain on derivative financial instruments	—	(14,319)	(14,319)
Other, net	79,541	—	79,541

Total other expenses	8,730,174	894,648	9,624,822

Loss before income taxes	(369,529)	(894,648)	(1,264,177)
Income tax expense	167,162	—	167,162

Net loss	$(536,691)	$(894,648)	$(1,431,339)

EPS – basic and diluted	$(0.02)	$(0.03)	$(0.05)

Note 3. Oil and Gas Properties
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
Note 6 . Goodwill
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
     (d) Total Long Term Debt and Maturities. The following tables summarize our total long term debt at March 31, 2009, as restated, and December 31, 2008, together with the principal payments due each year through 2013 and thereafter.

	Restated
	March 31,		December 31,
	2009		2008
Principal Amount Outstanding

Total long term debt (including current portion)(1)	$107,216,740		$109,294,818
Less current portion	24,000		24,000

Total long term debt(1)	$107,192,740		$109,270,818

Maturities of Debt

Remainder of 2009	$18,000
2010	29,451,922	(1)
2011	77,524,000
2012	24,000
2013 and thereafter	198,818

(1)	Reflects the carrying amount of our 6% convertible notes in the principal amount of $37,000,000, net of the unamortized debt discount of $7,572,078 at March 31, 2009 attributable to their embedded conversion feature. See Note 2 – Restatement Adjustments.
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
Note 10. Income (Loss) Per Share
     The following table shows the computation of basic and diluted earnings (loss) per share (EPS) for the reporting periods.

	Three Months Ended
	March 31,
	2009	2008
	Restated
Numerator:
Net income (loss) as reported for basic EPS	$(1,431,339)	$163,189
Adjustments to income (loss) for diluted EPS	—	—

Net income (loss) for diluted EPS	$(1,431,339)	$163,189

Denominator:
Weighted average shares for basic EPS	26,671,146	26,235,811
Effect of dilutive securities:
Stock options	—	495,226

Adjusted weighted average shares for dilutive EPS	26,671,146	26,731,037

Basic EPS	$(0.05)	$0.01

Diluted EPS	$(0.05)	$0.01

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

	Operating	Other
	Leases	Commitments(1)	Total
Year
Remainder of 2009	$1,752,219	$2,343,000	$4,095,219
2010	2,267,973	—	2,267,973
2011	2,047,086	—	2,047,086
2012	847,442	—	847,442
2013 and thereafter	73,284	—	73,284

Total	$6,988,004	$2,343,000	$9,331,004

(1)	Reflects commitments under a purchase contract for an airplane.
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
Note 14. Subsequent Events
     Pending Sale of Interest in Gathering System. On May 11, 2009, DPI and NGAS Gathering, LLC entered into an asset purchase agreement (APA) with Seminole Gas Company (Seminole) for the sale of a 50% undivided interest in our Appalachian gas gathering and midstream facilities at a purchase price of $28 million. The APA also provides for us to enter into various gas marketing and gas sales arrangements with Seminole Energy Services, L.L.C., the parent company of Seminole (Seminole Energy), upon the closing of the sale. Under these arrangements, we will retain firm capacity rights for daily delivery of 30,000 Mcf of controlled gas through the system. We will also provide Seminole Energy with a six-month option to buy our retained 50% interest in these gathering facilities for an additional $22 million. The purchase price for both components is subject to certain adjustments and will be payable for our retained 50% interest $7.5 million in cash upon exercise of the purchase option and the balance over 30 months under a promissory note bearing interest at 8% per annum. DPI will have the right to require Seminole Energy to exercise the purchase option if we complete an equity offering for at least $5 million within the six-month option period following the closing under the APA.
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
Business Strategy
     Our business is structured for development of natural gas production and reserves, which we are accelerating by our transition to horizontal drilling throughout our operating areas. We began this transition early in 2008 and had 25 horizontal wells on line at the end of the March 2009. Our success with this initiative contributed to growth in our production volumes to 3.7 Bcfe in 2008, up 13% over 2007, with record volumes of 1.0 Bcf in the first quarter of 2009, an increase of 18% from the first quarter of 2008 and 7.4% from the 2008 fourth quarter. Over 71% of our 329,000-acre position in southern Appalachia is undeveloped, along with most of our assembled acreage in the Illinois Basin. This provides us with an extensive inventory of low-risk, repeatable horizontal drilling locations for future growth at considerably lower finding costs than vertical wells. Our strategy for capitalizing on these opportunities under currently unsettled market conditions has several components.
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
     Contract drilling revenues reflect the size and timing of our drilling partnership initiatives, as well our ownership interest in sponsored programs. Although we receive the proceeds from private placements in sponsored partnerships as customers’ drilling deposits under our program drilling contracts, we recognize revenues from the interests of outside investors in these programs on the completed contract method as the wells are drilled, rather than when funds are received. During 2008, we sponsored a program for participation in 89 wells on non-operated properties known as the HRE fields, spanning six counties in West Virginia and Virginia. Our contract drilling revenues in the first quarter of 2009 reflect the substantial completion of drilling operations for that program. We retained an interest of 25% before payout of that program and 35% after payout.
     Production revenues for the first quarter of 2009 reflect an 18% increase in production output to 1,038 Mmcfe, compared to 880 Mmcfe in the year-earlier period, offset by a 21% decline in natural gas prices, 65% in oil prices and 57% for sales of natural gas liquids. Our volumetric growth reflects strong performance from our horizontal wells and the commencement of production from our Haley’s Mill field in August 2008. We anticipate continued production growth driven by these ongoing initiatives. Most of our production is sold through gas marketing intermediaries. Approximately 58% of our natural gas production in the current quarter was sold under fixed-price contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices. Realized natural gas prices in the 2009 first quarter averaged $8.10 per Mcf for our Appalachian production and $6.74 per Mcf overall, compared to an average overall realization of $8.51 per Mcf in the first quarter of 2008.
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
     Expenses. The following table shows the components of our direct and other expenses for the three months ended March 31, 2009 and 2008. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses. Certain non-cash expenses for the 2009 interim period reflect adjustments for the adoption of derivative fair value accounting for our 6% convertible notes as of January 1, 2009. The impact of these adjustments is discussed below and in Note 2 to the accompanying condensed consolidated financial statements.

	Three Months Ended March 31,
	2009	Margin	2008	Margin
Direct Expenses:
Contract drilling	$5,541,426	24%	$5,119,849	22%
Oil and gas production	2,324,965	67	2,764,955	67
Gas transmission, compression and processing	968,917	65	1,090,246	57

Total direct expenses	8,835,308	49	8,975,050	49

	(Restated)	% Revenue		% Revenue
Other Expenses:
Selling, general and administrative	3,250,265	19%	3,288,483	19%
Options, warrants and deferred compensation	418,273	2	137,679	1
Depreciation, depletion and amortization	3,618,870	21	2,871,760	16
Bad debt expense	—	N/A	347,840	2
Interest expense, net of interest income	2,272,192	13	1,256,260	7
Fair value gain on derivative financial instrument	(14,319)	N/A	—	N/A
Other, net	79,541	—	(6,277)	N/A

Total other expenses	$9,624,822		$7,895,745

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
     Production expenses represent lifting costs, field operating and maintenance expenses, related overhead, severance and other production taxes, third-party transportation fees and processing costs. The decrease in production expenses on a period-over-period basis primarily reflects recent declines in drilling costs from the industry-wide contraction of drilling activity. We also benefited from lower hauling costs for natural gas liquids through recently implemented rail shipping arrangements. Our margins in both periods reflect cost savings realized from ownership of the NGAS Gathering system acquired in March 2006, eliminating transportation and processing fees for our share of Leatherwood, Straight Creek, Fonde and SME production delivered through the system. Following the pending sale of a 50% interest in our Appalachian gathering system under our APA with Seminole, we expect part of these savings to be eliminated, with higher transportation fees impacting our overall production expenses . See “Recent Developments – Pending Sale of Interest in Gathering System.”
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
     Cash interest expense for the 2009 first quarter increased nominally from the year-earlier period, reflecting lower variable rates under our revolving credit facility on higher debt levels under our revolving credit facility. Draws under the facility were used primarily to support our ongoing drilling initiatives and enhancements of our field-wide gas gathering systems. Non-cash interest expense of $908,967 for the first quarter of 2009 reflects the application of the effective interest method for accretion of the debt discount attributable to the embedded conversion feature of our 6% notes, which have of face amount of $37,000,000. See “Liquidity and Capital Resources.”
     Deferred income tax expense recognized in both reported periods represents future tax liability at the operating company level. Although we have no current tax liability due to the utilization of intangible drilling costs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
     Net Income and EPS. We recognized a net loss of $1,431,339 in the first quarter of 2009, as restated, compared to net income of $163,189 realized in the same quarter last year, reflecting the foregoing factors. Basic earnings (loss) per share (EPS) was $(0.05) based on 26,671,146 weighted average common shares outstanding in the current quarter, compared to EPS of $0.01 based on 26,235,811 weighted average common shares outstanding in the first quarter of 2008. Adjustments for derivative treatment of our 6% convertible notes accounted for $894,648 of our restated net loss, or $(0.03) per share, for the first quarter of 2009.
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
     As a condition to the closing under our APA with Seminole, we will be required to obtain an amendment to our credit facility permitting the sale of interests in our core Appalachian gathering system, which is currently part of the collateral securing the facility. See “Recent Developments – Pending Sale of Interest in Gathering System.” To reflect the release of the collateral as well as the decrease in our 2008 reserve estimates from lower year-end commodity prices and higher drilling costs, we anticipate an significant reduction in our current $80 million borrowing base at the semi-annual redetermination scheduled by the end of June 2009. The APA requires a borrowing base of not less than $55 million at the time of the closing when our gathering facilities will be eliminated from the collateral pool. At that reduced level, the reduction of our currently outstanding debt by $28 million from sale proceeds upon closing under the APA would leave approximately $5 million of unused borrowing base commitments under the facility. The APA also requires us to obtain a waiver of the current ratio financial covenant under our credit facility as of June 30, 2009 and adjustments to the other financial covenants through December 31, 2010. We are currently in compliance with our financial and other covenants under the credit facility and expect to be able to meet these and other customary closing conditions under the APA within the next 30 days.
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
Contractual Obligations and Commercial Commitments
          We are parties to leases for office facilities and various types of equipment. We are also obligated to make payments at specified times and amounts under instruments governing our long-term debt and other commercial commitments. The following table lists our minimum annual commitments as of March 31, 2009 under these instruments.

	Operating Leases			Other		Long-Term
	Equipment	Premises	Total	Commitments		Debt
Year
Remainder of 2009	$1,566,929	$185,290	$1,752,219	$2,343,000	(1)	$18,000
2010	2,020,158	247,815	2,267,973	—		29,451,922	(2)
2011	1,794,697	252,389	2,047,086	—		77,524,000
2012	591,469	255,973	847,442	—		24,000
2013 and thereafter	51,929	21,355	73,284	—		198,818

Total	$6,025,182	$962,822	$6,988,004	$2,343,000		$107,216,740	(2)

(1)	Reflects commitments under a purchase contract for an airplane.

(2)	Excludes the unamortized debt discount of $7,572,078 at March 31, 2009 attributable to the embedded conversion feature of our 6% convertible notes in the principal amount of $37,000,000.
Related Party Transactions
          Because we operate through subsidiaries and affiliated drilling partnerships, our corporate structure causes various agreements and transactions in the normal course of business to be treated as related party transactions. Our policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm’s length basis from unrelated parties. Significant related party transactions are summarized in Notes 5 and 14 to the consolidated financial statements and related disclosure included elsewhere in this report.
Critical Accounting Policies and Estimates
          General. The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting these aspects of our financial reporting are summarized or referenced in Notes 1and 2 to the consolidated financial statements included in this 10-Q/A. Policies involving the more significant judgments and estimates used in the preparation of our consolidated financial statements are summarized below.
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

Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of March 31, 2009 and as of December 31, 2009 in connection with the filing of this 10-Q/A, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009 and as of December 31, 2009 in connection with the filing of this 10-Q/A, using the criteria established under Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective based on those criteria as of March 31, 2009 and December 31, 2009.
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
Part II — Item 6

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NGAS Resources, Inc.

Date: December 31, 2009	By:	/s/ William S. Daugherty

William S. Daugherty
Chief Executive Officer
(Duly Authorized Officer)
(Principal Executive Officer)