Form 10-Q/A
period 2009-06-30
NGAS Resources Inc
filed 2010-01-04
CIK 746834

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
INDEX TO FORM 10-Q/A
Part I. Financial Information

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
Explanatory Note
          This amended report (10-Q/A) modifies some of the disclosures in our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (10-Q) in response to review comments by the staff of the SEC. The 10-Q/A restates Part I of the 10-Q in its entirety but does not change any disclosures except as noted below, and it does not update the 10-Q to reflect any other developments or events after the date of the original filing.
•	Condensed Consolidated Financial Statements — The condensed consolidated financial statements have been restated to account for the embedded conversion feature of our 6% convertible notes as a derivative liability under ASC 815-40-15 (formerly EITF 07-5), which became effective as of January 1, 2009. The impact of the change in accounting principles is set forth in Note 2 — Restatement Adjustments.

•	MD&A — The recognition of non-cash interest expense for accretion of the debt discount and related adjustments from the change in accounting principles are reflected under the caption “Results of Operations.”

•	Certifications — The certifications in the exhibits to the 10-Q have been updated as the date of this 10-Q/A.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$7,642,019	$981,899
Accounts receivable	5,684,160	10,450,173
Prepaid expenses and other current assets	515,848	540,253
Loans to related parties	76,914	79,188

Total current assets	13,918,941	12,051,513
Bonds and deposits	263,695	623,898
Oil and gas properties	179,603,725	229,218,344
Assets held for sale	47,216,714	—
Property and equipment	5,667,261	3,285,925
Loans to related parties	171,429	171,429
Deferred financing costs	1,645,985	1,689,580
Goodwill	313,177	313,177

Total assets	$248,800,927	$247,353,866

LIABILITIES
Current liabilities:
Accounts payable	$5,237,137	$12,362,092
Accrued liabilities	665,157	675,141
Deferred compensation	2,094,700	2,246,439
Customer drilling deposits	698,400	2,262,955
Long-term debt, current portion	87,703	24,000

Total current liabilities	8,783,097	17,570,627
Deferred compensation	344,013	—
Deferred income taxes	13,012,717	12,949,476
Long-term debt	112,878,664	109,270,818
Fair value of derivative financial instruments	5,513	—
Other long-term liabilities	4,008,675	3,685,849

Total liabilities	139,032,679	143,476,770

SHAREHOLDERS’ EQUITY
Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
26,968,646 Common shares (2008 — 26,543,646)	110,988,162	110,626,912
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital — options and warrants	4,204,791	3,774,600
To be issued:
9,185 Common shares (2008 — 9,185)	45,925	45,925

	115,215,248	114,423,807
Deficit	(5,447,000)	(10,546,711)

Total shareholders’ equity	109,768,248	103,877,096

Total liabilities and shareholders’ equity	$248,800,927	$247,353,866

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE
Contract drilling	$5,172,998	$7,625,356	$12,496,750	$14,227,474
Oil and gas production	6,891,644	11,179,620	13,958,863	19,669,054
Gas transmission, compression and processing	2,599,229	2,536,560	5,404,211	5,094,652

Total revenue	14,663,871	21,341,536	31,859,824	38,991,180

DIRECT EXPENSES
Contract drilling	3,873,266	5,756,997	9,414,692	10,876,846
Oil and gas production	2,614,094	3,107,095	4,939,059	5,872,050
Gas transmission, compression and processing	1,025,408	957,548	1,994,325	2,047,794

Total direct expenses	7,512,768	9,821,640	16,348,076	18,796,690

OTHER EXPENSES (INCOME)
Selling, general and administrative	2,552,740	3,442,094	5,803,005	6,730,577
Options, warrants and deferred compensation	319,192	234,803	737,465	372,482
Depreciation, depletion and amortization	3,687,621	3,261,192	7,306,491	6,132,952
Bad debt expense	—	59,000	—	406,840
Interest expense	2,415,451	1,355,643	4,696,459	2,681,613
Interest income	(6,194)	(9,093)	(15,010)	(78,803)
Fair value (gain) loss on derivative financial instruments	4,995	—	(9,324)	—
Other, net	216,377	34,632	295,918	28,355

Total other expenses	9,190,182	8,378,271	18,815,004	16,274,016

INCOME (LOSS) BEFORE INCOME TAXES	(2,039,079)	3,141,625	(3,303,256)	3,920,474
INCOME TAX EXPENSE (BENEFIT)	(103,921)	1,620,363	63,241	2,236,023

NET INCOME (LOSS)	$(1,935,158)	$1,521,262	$(3,366,497)	$1,684,451

NET INCOME (LOSS) PER SHARE
Basic	$(0.07)	$0.06	$(0.13)	$0.06

Diluted	$(0.07)	$0.06	$(0.13)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,968,646	26,346,506	26,820,718	26,291,159

Diluted	26,968,646	27,344,529	26,820,718	27,015,161

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,935,158)	$1,521,262	$(3,366,497)	$1,684,451
Adjustments to reconcile net income to net cash provided by operating activities:
Incentive bonus paid in common shares	—	—	361,250	31,570
Options, warrants and deferred compensation	319,192	234,803	737,465	372,482
Depreciation, depletion and amortization	3,687,621	3,261,192	7,306,491	6,132,952
Bad debt expense	—	59,000	—	406,840
Gain (loss) on sale of assets	(3,620)	981	(12,905)	(355)
Fair value (gain) loss on derivative financial instruments	4,995	—	(9,324)	—
Accretion of debt discount	955,627	—	1,864,594	—
Deferred income taxes (benefit)	(103,921)	1,620,363	63,241	2,236,023
Changes in assets and liabilities
Accounts receivable	74,059	(2,987,214)	4,766,013	(4,143,320)
Prepaid expenses and other current assets	94,002	574,348	24,405	117,614
Other non-current assets	—	—	—	3,242,790
Accounts payable	(28,706)	(1,633,082)	(7,124,955)	704,684
Accrued liabilities	23,395	78,814	(9,984)	207,618
Deferred compensation	(115,000)	—	(115,000)	—
Customers’ drilling deposits	(895,848)	(1,396,787)	(1,564,555)	(1,227,502)
Other long-term liabilities	162,769	—	322,826	—

Net cash provided by operating activities	2,239,407	1,333,680	3,243,065	9,765,847

INVESTING ACTIVITIES
Proceeds from sale of assets	34,337	26,500	54,033	38,700
Purchase of property and equipment	(2,458,544)	(149,214)	(2,487,800)	(304,501)
Change in bonds and deposits	224,203	39,500	10,203	(35,500)
Additions to oil and gas properties, net	1,931,517	(13,228,191)	(4,077,095)	(26,325,157)

Net cash used in investing activities	(268,487)	(13,311,405)	(6,500,659)	(26,626,458)

FINANCING ACTIVITIES
Decrease in loans to related parties	560	739	2,274	2,677
Proceeds from issuance of common shares	—	1,006,806	—	1,108,806
Payments of deferred financing costs	(371,527)	(29,250)	(372,560)	(143,543)
Proceeds from issuance of long-term debt	4,800,000	11,000,000	10,300,000	16,740,000
Payments of long-term debt	(6,000)	(6,000)	(12,000)	(2,026,175)

Net cash provided by financing activities	4,423,033	11,972,295	9,917,714	15,681,765

Change in cash	6,393,953	(5,430)	6,660,120	(1,178,846)
Cash, beginning of period	1,248,066	1,643,262	981,899	2,816,678

Cash, end of period	$7,642,019	$1,637,832	$7,642,019	$1,637,832

SUPPLEMENTAL DISCLOSURE
Interest paid	$1,450,714	$1,353,635	$2,822,194	$2,681,318
Income taxes paid	—	—	- —	—
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
          (b) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of NGAS, our wholly owned subsidiary, Daugherty Petroleum, Inc. (DPI), and its wholly owned subsidiaries. The condensed consolidated financial statements also reflect DPI’s interests in a total of 39 drilling partnerships sponsored to participate in many of our drilling initiatives. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References to the company, we, our or us include DPI, its subsidiaries and interests in sponsored drilling partnerships. These interim consolidated financial statements are unaudited and have been restated for the three months and six months ended June 30, 2009 to reflect the adoption of Accounting Standards Codification (ASC) Topic 815-40-15, Contracts in Entity’s Own Equity (formerly EITF 07-5), which became effective as of January1, 2009. See Note 2 — Restatement Adjustments. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of our management, are necessary to fairly present our financial position at June 30, 2009 and results of operations and cash flows for the three months and six months ended June 30, 2009 and 2008.
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
Note 2. Restatement Adjustments
          (a) Change in Accounting Principle. Effective as of January 1, 2009, we adopted the revised guidance for equity-linked financial instruments now codified in ASC 815-40-15, which requires the embedded conversion feature of our 6% convertible notes to be bifurcated and treated as a derivative liability based on its fair value as a stand-alone instrument. The notes were issued in December 2005 in the principal amount of $37 million. See Note 8 — Long-Term Debt. Under the revised guidance, the notes are no longer considered to be linked to our own stock due to the weighted average antidilution provisions in their embedded conversion feature. As a result, the notes no longer qualify for the scope exception from derivative fair value accounting under ASC 815-15, Derivatives and Hedging — Embedded Derivatives (formerly contained in SFAS 133).
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

Cumulative Effect Adjustment:	Retained Deficit
As previously reported, December, 31, 2008	$(10,546,711)
Cumulative effect adjustment	8,466,208

As adjusted, January 1, 2009	$(2,080,503)

          (c) Impact on Interim Financial Statements. As restated at June 30, 2009, the carrying amount of our convertible notes has been recorded at $30,383,549. This reflects the unaccreted debt discount to their face amount of $37 million. In addition, a derivative liability has been established at $5,513, representing the fair value of the embedded conversion feature at the balance sheet date. The following table shows the adjustments on restatement of the condensed consolidated statements of operations previously reported for the three months and six months ended June 30, 2009. The adjustments to interest expense reflect accretion of the debt discount under the effective interest method. The fair value gains on derivative financial instruments reflect mark-to market changes in the fair value of the embedded derivative.

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Three Months Ended June 30, 2009:
Total revenue	$14,663,871	$—	$14,663,871
Total direct expenses	7,512,768	—	7,512,768
Other expenses (income)
Selling, general and administrative	2,552,740	—	2,552,740
Options, warrants and deferred compensation	319,192	—	319,192
Depreciation, depletion and amortization	3,687,621	—	3,687,621
Interest expense	1,459,824	955,627	2,415,451
Interest income	(6,194)	—	(6,194)
Fair value loss on derivative financial instruments	—	4,995	4,995
Other, net	216,377	—	216,377

Total other expenses	8,229,560	960,622	9,190,182

Loss before income taxes	(1,078,457)	(960,622)	(2,039,079)

Income tax benefit	(103,921)	—	(103,921)

Net loss	$(974,536)	$(960,622)	$(1,935,158)

EPS — basic and diluted	$(0.04)	$(0.03)	(0.07)

Six Months Ended June 30, 2009:
Total revenue	$31,859,824	$—	$31,859,824
Total direct expenses	16,348,076	—	16,348,076
Other expenses (income)
Selling, general and administrative	5,803,005	—	5,803,005
Options, warrants and deferred compensation	737,465	—	737,465
Depreciation, depletion and amortization	7,306,491	—	7,306,491
Interest expense	2,831,865	1,864,594	4,696,459
Interest income	(15,010)	—	(15,010)
Fair value gain on derivative financial instruments	—	(9,324)	(9,324)
Other, net	295,918	—	295,918

Total other expenses	16,959,734	1,855,270	18,815,004

Loss before income taxes	(1,477,986)	(1,855,270)	(3,303,256)
Income tax expense	63,241	—	571,357

Net loss	$(1,052,342)	$(1,855,270)	$(3,366,497)

EPS — basic and diluted	$(0.06)	$(0.07)	$(0.13)

Note 3. Oil and Gas Properties
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
          Under the terms of the credit agreement amendment, our proceeds of $28 million from the sale of a 50% undivided interest in the Gathering System were applied to reduce our outstanding borrowings under the credit facility to $52 million. The credit agreement amendment also provides for the further repayment of our outstanding borrowings with the additional proceeds from any exercise of the six-month purchase option granted to Seminole Energy under the APA. The total purchase price under that option will be $22 million, subject to certain adjustments, payable $7.5 million upon exercise and the balance over 30 months under a promissory note issuable by Seminole Energy, bearing interest at 8% per annum and secured by a second mortgage lien on the underlying Gathering System assets. See Note 3 — Oil and Gas Properties.

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
          (d) Acquisition Debt. We issued a note for $854,818 in 1986 to finance our acquisition of mineral property on Unga Island, Alaska. The debt is repayable without interest in monthly installments of $2,000 and is secured by liens on the acquired property. The outstanding acquisition debt was $282,818 at June 30, 2009.
          (e) Total Long-Term Debt and Maturities. The following tables summarize our total long-term debt at June 30, 2009, as restated, and December 31, 2008, together with the principal payments due each year through 2013 and thereafter. The table does not reflect the reduction of long-term debt by $28 million from the sale of a 50% undivided interest in our Gathering System on July 15, 2009. See Note 3 — Oil and Gas Properties.

	Restated
	June 30,	December 31,
Principal Amount Outstanding	2009(1)	2008

Total long-term debt (including current portion)(2)	$112,966,367	$109,294,818
Less current portion	87,703	24,000

Total long-term debt	$112,878,664	$109,270,818

Maturities of Debt

Remainder of 2009	$43,385
2010	30,473,146	(2)
2011	80,093,557
2012	2,157,461
2013 and thereafter	198,818

(1)	Does not reflect the $28 million reduction in our credit facility borrowings from proceeds of the sale of a 50% interest in our Gathering System on July 15, 2009. See Note 3 — Oil and Gas Properties.

(2)	Reflects the carrying amount of our 6% convertible notes in the principal amount of $37,000,000, net of the unamortized debt discount of $6,616,451 at June 30, 2009 attributable to their embedded conversion feature. See Note 2 — Restatement Adjustments.
Note 9. Capital Stock
          (a) Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at June 30, 2009 or December 31, 2008.
          (b) Common Shares. The following table reflects transactions involving our common stock.

Common Shares Issued	Shares	Amount
Balance, December 31, 2007	26,136,064	$108,842,526
Issued to employees as incentive bonus	50,000	259,690
Issued upon exercise of stock options	357,582	1,524,696

Balance, December 31, 2008	26,543,646	110,626,912
Issued as stock awards under incentive plan	425,000	361,250

Balance, June 30, 2009	26,968,646	$110,988,162

Paid In Capital — Options and Warrants
Balance, December 31, 2007		3,484,148
Recognized		625,142
Exercised		(334,690)

Balance, December 31, 2008		3,774,600
Recognized		430,191

Balance, June 30, 2009		$4,204,791

Common Shares to be Issued
Balance, June 30, 2009 and December 31, 2008	9,185	$45,925

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
Note 10. Income (Loss) Per Share
          The following table shows the computation of basic and diluted earnings (loss) per share (EPS) for the reporting periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Restated		Restated
Numerator:
Net income (loss) as reported for basic EPS	$(1,935,158)	$1,521,262	$(3,366,497)	$1,684,451
Adjustments to income (loss) for diluted EPS	—	—	—	—

Net income (loss) for diluted EPS	$(1,935,198)	$1,521,262	$(3,366,497)	$1,684,451

Denominator:
Weighted average shares for basic EPS	26,968,646	26,346,506	26,820,718	26,291,159
Effect of dilutive securities — stock options	—	998,023	—	724,002

Adjusted weighted average shares and assumed conversions for diluted EPS	26,968,646	27,344,529	26,820,718	27,015,161

Basic EPS	$(0.07)	$0.06	$(0.13)	$0.06

Diluted EPS	$(0.07)	$0.06	$(0.13)	$0.06

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
          Expenses. The following table shows the components of our direct and other expenses for the three months ended June 30, 2009 and 2008. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses. Certain non-cash expenses for the 2009 interim periods reflect adjustments for the adoption of derivative fair value accounting for our 6% notes as of January 1, 2009. The impact of these adjustments is discussed below and in Note 2 to the accompanying condensed consolidated financial statements.

	Three Months Ended June 30,
Direct Expenses:	2009	Margin	2008	Margin

Contract drilling	$3,873,266	25%	$5,756,997	25%
Oil and gas production	2,614,094	62	3,107,095	72
Gas transmission, compression and processing	1,025,408	61	957,548	62

Total direct expenses	7,512,768	49	9,821,640	54

Other Expenses:	(Restated)	% Revenue		% Revenue

Selling, general and administrative	2,552,740	17%	3,442,094	16%
Options, warrants and deferred compensation	319,192	2	234,803	1
Depreciation, depletion and amortization	3,687,621	25	3,261,192	15
Bad debt expense	—	N/A	59,000	—
Interest expense, net of interest income	2,409,257	16	1,346,550	6
Fair value loss on derivative financial instruments	4,995	—	—	N/A
Other, net	216,377	1	34,632	—

Total other expenses	$9,190,182		$8,378,271

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
          Cash interest expense for the 2009 second quarter increased nominally from the year-earlier period, reflecting the impact of lower variable rates on higher debt levels under our revolving credit facility. Draws under the facility since the middle of 2008 were used primarily to support ongoing drilling and infrastructure initiatives. The reduction in our credit facility debt from proceeds from the sale of a half interest in our Gathering System during July 2009 and from any subsequent exercise of the Seminole Option, in addition to improving our liquidity, will provide considerable savings on future interest expense. Non-cash interest expense of $955,627 for the second quarter of 2009 reflects the application of the effective interest method for accretion of the debt discount on the embedded conversion feature of our 6% notes, which have of face amount of $37,000,000. See “Liquidity and Capital Resources.”
          Deferred income tax benefit and expense represents future tax savings or costs at the operating company level. Although we have no current tax liability at that level due to the utilization of intangible drilling costs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
          Net Income (Loss) and EPS. We recognized a net loss of $1,935,158 in the second quarter of 2009, as restated, compared to net income of $1,521,262 realized in the same quarter last year, reflecting the foregoing factors. Basic earnings (loss) per share (EPS) was $(0.07) based on 26,968,646 weighted average common shares outstanding in the current quarter, compared to basic EPS of $0.06 on 26,346,506 weighted average common shares outstanding in the second quarter of 2008. Adjustments for derivative treatment of our 6% convertible notes accounted for $960,622 of our restated net loss, or $(0.03) per share, for the second quarter of 2009.
Results of Operations — Six Months Ended June 30, 2009 and 2008
          Revenues. The following table shows the components of our revenues for the six months ended June 30, 2009 and 2008, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Six Months Ended June 30,
		% of		%
Revenue:	2009	Revenue	2008	Change

Contract drilling	$12,496,750	39%	$14,227,474	(12)%
Oil and gas production	13,958,863	44	19,669,054	(29)
Gas transmission, compression and processing	5,404,211	17	5,094,652	6

Total	$31,859,824	100%	$38,991,180	(18)

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

	Six Months Ended June 30,
Direct Expenses:	2009	Margin	2008	Margin

Contract drilling	$9,414,692	25%	$10,876,846	24%
Oil and gas production	4,939,059	65	5,872,050	70
Gas transmission, compression and processing	1,994,325	63	2,047,794	60

Total direct expenses	16,348,076	49	18,796,690	52

Other Expenses:	(Restated)	% Revenue		% Revenue

Selling, general and administrative	5,803,005	18%	6,730,577	17%
Options, warrants and deferred compensation	737,465	2	372,482	1
Depreciation, depletion and amortization	7,306,491	23	6,132,952	16
Bad debt expense	—	N/A	406,840	1
Interest expense, net of interest income	4,681,449	15	2,602,810	7
Gain on derivative	(9,324)	N/A	—	N/A
Other, net	295,918	1	28,355	—

Total other expenses	$18,815,004		$16,274,016

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
          Cash interest expense for the first half of 2009 increased nominally from the year-earlier period, reflecting lower variable rates under our revolving credit facility on higher debt levels under our revolving credit facility. Draws under the facility since the middle of 2008 were used primarily to support our ongoing drilling initiatives and enhancements of our field-wide gas gathering systems. Non-cash interest expense of $1,864,594 for the first six months of 2009 reflects the accretion of the debt discount on our 6% convertible notes.
          Net Income (Loss) and EPS. We recognized a net loss of $3,366,497 in the six months of 2009, as restated, compared to net income of $1,684,451 realized in the same period last year, reflecting the foregoing factors. Basic EPS was $(0.06) on 26,820,718 weighted average common shares outstanding in the current period, compared to EPS of $0.13 based on 26,291,159 weighted average common shares outstanding in the first half of 2008. Adjustments for derivative treatment of our 6% convertible notes accounted for $1,855,270 of our restated net loss, or $(0.07) per share, for the first six months of 2009.
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
          Under the terms of the credit agreement amendment, our proceeds of $28 million from the sale of a 50% undivided interest in the Gathering System were applied to reduce our outstanding borrowings under the credit facility. As of the date of this report, we have $46 million outstanding under the facility, with $9 million of credit availability. The credit agreement amendment also provides for the further repayment of our outstanding borrowings with the additional proceeds from any exercise of the Seminole Option. The purchase price under the Seminole Option is $22 million, subject to certain adjustments. If the Seminole Option is exercised, the purchase price will be payable $7.5 million at closing and the balance over 30 months under a promissory note issuable by Seminole Energy, bearing interest at 8% per annum and secured by a second mortgage lien on the underlying Gathering System assets. See “Recent Developments — Option for Sale of Retained Gathering System Interest.”
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

\

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

	Operating Leases			Long Term
Year	Equipment	Premises	Total	Debt

Remainder of 2009	$1,044,619	$123,527	$1,168,146	$43,385
2010	2,020,158	247,815	2,267,973	30,473,146	(1)
2011	1,794,697	252,389	2,047,086	80,093,557	(2)
2012	591,469	255,973	847,442	2,157,461
2013 and thereafter	51,929	21,355	73,284	198,818

Total	$5,502,872	$901,059	$6,403,931	$112,966,367

(1)	Excludes the unamortized debt discount of $6,616,451 at June 30, 2009 attributable to the embedded conversion feature of our 6% convertible notes in the principal amount of $37,000,000.

(2)	Does not reflect the $28 million reduction in our credit facility borrowings from proceeds of the sale of a 50% interest in our Gathering System on July 15, 2009.

Critical Accounting Policies and Estimates
          General. The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting these aspects of our financial reporting are summarized or referenced in Notes 1 and 2 to the consolidated financial statements included in this 10-Q/A. Policies involving the more significant judgments and estimates used in the preparation of our consolidated financial statements are summarized below.
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
Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2009 and as of December 31, 2009 in connection with the filing of this 10-Q/A, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009 and as of December 31, 2009 in connection with the filing of this 10-Q/A, using the criteria established under Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective based on those criteria as of June 30, 2009 and December 31, 2009.
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