Form 10-Q/A
period 2009-09-30
NGAS Resources Inc
filed 2010-01-04
CIK 746834

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

NGAS Resources, Inc.
INDEX TO FORM 10-Q/A
Part I. Financial Information

Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — September 30, 2009 (unaudited) and December 31, 2008	1

Condensed Consolidated Statement of Operations — Three months and nine months ended September 30, 2009 (restated) and 2008	2

Condensed Consolidated Statement of Cash Flows — Three months and nine months ended September 30, 2009 (restated) and 2008	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

EX-31.1
EX-31.2
EX-32.1
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
Explanatory Note
     This amended report (10-Q/A) modifies some of the disclosures in our quarterly report on Form 10-Q for the quarter ended September 30, 2009 (10-Q) in response to review comments by the staff of the SEC. The 10-Q/A restates Part I of the 10-Q in its entirety but does not change any disclosures except as noted below, and it does not update the 10-Q to reflect any other developments or events after the date of the original filing.
•	Condensed Consolidated Financial Statements – The condensed consolidated financial statements have been restated to account for the embedded conversion feature of our 6% convertible notes as a derivative liability under ASC 815-40-15 (formerly EITF 07-5), which became effective as of January 1, 2009. The impact of the change in accounting principles is set forth in Note 2 — Restatement Adjustments.
•	MD&A – The recognition of non-cash interest expense for accretion of the debt discount and related adjustments from the change in accounting principles are reflected under the caption “Results of Operations.”
•	Certifications – The certifications in the exhibits to the 10-Q have been updated as the date of this 10-Q/A.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$970,467	$981,899
Accounts receivable	5,372,800	10,450,173
Note receivable	6,124,570	—
Prepaid expenses and other current assets	869,224	540,253
Loans to related parties	76,024	79,188

Total current assets	13,413,085	12,051,513
Bonds and deposits	258,695	623,898
Note receivable	8,375,430	—
Oil and gas properties	181,158,605	229,218,344
Property and equipment	5,278,048	3,285,925
Loans to related parties	171,429	171,429
Deferred financing costs	1,439,399	1,689,580
Goodwill	313,177	313,177

Total assets	$210,407,868	$247,353,866

LIABILITIES
Current liabilities:
Accounts payable	$5,092,604	$12,362,092
Accrued liabilities	619,117	675,141
Deferred compensation	—	2,246,439
Customer drilling deposits	2,621,671	2,262,955
Long-term debt	88,643	24,000

Total current liabilities	8,422,035	17,570,627
Deferred compensation	497,650	—
Deferred income taxes	13,520,833	12,949,476
Long-term debt	68,860,828	109,270,818
Fair value of derivative financial instruments	10,360	—
Other long-term liabilities	4,163,766	3,685,849

Total liabilities	95,475,472	143,476,770

SHAREHOLDERS’ EQUITY
Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
30,484,361 Common shares (2008 — 26,543,646)	117,142,639	110,626,912
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital — options and warrants	4,336,463	3,774,600
To be issued:
9,185 Common shares (2008 — 9,185)	45,925	45,925

	121,501,397	114,423,807
Deficit	(6,569,001)	(10,546,711)

Total shareholders’ equity	114,932,396	103,877,096

Total liabilities and shareholders’ equity	$210,407,868	$247,353,866

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE
Contract drilling	$3,831,250	$9,799,561	$16,328,000	$24,027,035
Oil and gas production	6,239,324	11,222,879	20,198,187	30,891,933
Gas transmission, compression and processing	1,123,921	2,567,852	6,528,132	7,662,504

Total revenue	11,194,495	23,590,292	43,054,319	62,581,472

DIRECT EXPENSES
Contract drilling	2,913,418	7,570,698	12,328,110	18,447,544
Oil and gas production	2,658,985	3,922,629	7,598,044	9,794,679
Gas transmission, compression and processing	960,879	1,039,597	2,955,204	3,087,391

Total direct expenses	6,533,282	12,532,924	22,881,358	31,329,614

OTHER EXPENSES (INCOME)
Selling, general and administrative	2,601,514	3,551,908	8,404,519	10,282,485
Options, warrants and deferred compensation	285,309	229,209	1,022,774	601,691
Depreciation, depletion and amortization	3,304,139	3,318,320	10,610,630	9,451,272
Bad debt expense	—	342,195	—	749,035
Interest expense	2,196,091	1,457,300	6,892,550	4,138,913
Interest income	(52,698)	(10,774)	(67,708)	(89,577)
Gain on sale of assets	(3,356,177)	—	(3,369,082)	—
Fair value (gain) loss on derivative financial instruments	4,847	—	(4,477)	—
Other, net	292,073	87,584	600,896	115,939

Total other expenses	5,275,098	8,975,742	24,090,102	25,249,758

INCOME (LOSS) BEFORE INCOME TAXES	(613,885)	2,081,626	(3,917,141)	6,002,100

INCOME TAX EXPENSE	508,116	1,136,441	571,357	3,372,464

NET INCOME (LOSS)	$(1,122,001)	$945,185	$(4,488,498)	$2,629,636

NET INCOME (LOSS) PER SHARE
Basic	$(0.04)	$0.04	$(0.16)	$0.10

Diluted	$(0.04)	$0.04	$(0.16)	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	28,873,105	26,508,570	27,508,925	26,364,158

Diluted	28,873,105	26,977,438	27,508,925	27,019,313

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,122,001)	$945,185	$(4,488,498)	$2,629,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Incentive bonus paid in common shares	65,001	228,120	426,251	259,690
Options, warrants and deferred compensation	285,309	229,209	1,022,774	601,691
Depreciation, depletion and amortization	3,304,139	3,318,320	10,610,630	9,451,272
Bad debt expense	—	342,195	—	749,035
Gain on sale of assets	(3,356,177)	(10,761)	(3,369,082)	(11,116)
Fair value (gain) loss on derivative financial instruments	4,847	—	(4,477)	—
Accretion of debt discount	1,004,682	—	2,869,276	—
Deferred income taxes	508,116	1,136,441	571,357	3,372,464
Changes in assets and liabilities:
Accounts receivable	311,360	(1,840,648)	5,077,373	(5,983,968)
Prepaid expenses and other current assets	(353,376)	(345,152)	(328,971)	(227,538)
Other non-current assets	—	—	—	3,242,790
Accounts payable	(144,533)	2,979,900	(7,269,488)	3,684,584
Accrued liabilities	(46,040)	261,981	(56,024)	469,599
Deferred compensation	(2,094,700)	—	(2,209,700)	—
Customers’ drilling deposits	1,923,271	(1,630,304)	358,716	(2,857,806)
Other long-term liabilities	155,091	—	477,917	—

Net cash provided by operating activities	444,989	5,614,486	3,688,054	15,380,333

INVESTING ACTIVITIES
Proceeds from sale of assets	35,857,613	15,855	35,911,646	54,555
Purchase of property and equipment	(195,261)	(155,170)	(2,683,061)	(459,671)
Change in bonds and deposits	5,000	(95,250)	15,203	(130,750)
Additions to oil and gas properties, net	(3,841,799)	(11,615,165)	(7,918,894)	(37,940,322)

Net cash provided by (used in) investing activities	31,825,553	(11,849,730)	25,324,894	(38,476,188)

FINANCING ACTIVITIES
Decrease in loans to related parties	890	1,861	3,164	4,538
Proceeds from issuance of common shares	6,089,476	81,200	6,089,476	1,190,006
Payments of deferred financing costs	(10,882)	(297,440)	(383,442)	(440,983)
Proceeds from issuance of long-term debt	—	5,500,000	—	22,240,000
Payments of long-term debt	(45,021,578)	(6,000)	(34,733,578)	(2,032,175)

Net cash provided by (used in) financing activities	(38,942,094)	5,279,621	(29,024,380)	20,961,386

Change in cash	(6,671,552)	(955,623)	(11,432)	(2,134,469)
Cash, beginning of period	7,642,019	1,637,832	981,899	2,816,678

Cash, end of period	$970,467	$682,209	$970,467	$682,209

SUPPLEMENTAL DISCLOSURE
Interest paid	$1,204,354	$1,456,786	$4,026,548	$4,138,104
Income taxes paid	—	—	—	—
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
     (b) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of NGAS, our wholly owned subsidiary, Daugherty Petroleum, Inc. (DPI), and its wholly owned subsidiaries. The condensed consolidated financial statements also reflect DPI’s interests in a total of 39 drilling partnerships sponsored to participate in many of our drilling initiatives. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References to the company, we, our or us include DPI, its subsidiaries and interests in sponsored drilling partnerships. These interim consolidated financial statements are unaudited and have been restated for the three months and nine months ended September 30, 2009 to reflect the adoption of Accounting Standards Codification (ASC) Topic 815-40-15, Contracts in Entity’s Own Equity (formerly EITF 07-5), which became effective as of January 1, 2009. See Note 2 — Restatement Adjustments. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of our management, are necessary to fairly present our financial position at September 30, 2009 and results of operations and cash flows for the three months and nine months ended September 30, 2009 and 2008.
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

     (c) Impact on Interim Financial Statements. As restated at September 30, 2009, the carrying amount of our convertible notes has been recorded at $31,388,231. This reflects the unaccreted debt discount to their face amount of $37 million. In addition, a derivative liability has been established at $10,360, representing the fair value of the embedded conversion feature at the balance sheet date. The following table shows the adjustments on restatement of the condensed consolidated statements of operations previously reported for the three months and nine months ended September 30, 2009. The adjustments to interest expense reflect accretion of the debt discount under the effective interest method. The fair value gains on derivative financial instruments reflect mark-to market changes in the fair value of the embedded derivative.

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Three Months Ended September 30, 2009:
Total revenue	$11,194,495	$—	$11,194,495
Total direct expenses	6,533,282	—	6,533,282
Other expenses (income)
Selling, general and administrative	2,601,514	—	2,601,514
Options, warrants and deferred compensation	285,309	—	285,309
Depreciation, depletion and amortization	3,304,139	—	3,304,139
Interest expense	1,191,409	1,004,682	2,196,091
Interest income	(52,698)	—	(52,698)
Gain on sale of assets	(3,356,177)	—	(3,356,177)
Fair value loss on derivative financial instruments	—	4,847	4,847
Other, net	292,073	—	292,073

Total other expenses	4,265,569	1,009,529	5,275,098

Income (loss) before income taxes	395,644	—	(613,885)
Income tax expense	508,116	—	508,116

Net loss	$(112,472)	$(1,009,529)	$(1,122,001)

EPS — basic and diluted	$(0.00)	$(0.04)	$(0.04)

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Nine Months Ended September 30, 2009:
Total revenue	$43,054,319	$—	$43,054,319
Total direct expenses	22,881,358	—	22,881,358
Other expenses (income)
Selling, general and administrative	8,404,519	—	8,404,519
Options, warrants and deferred compensation	1,022,774	—	1,022,774
Depreciation, depletion and amortization	10,610,630	—	10,610,630
Interest expense	4,023,274	2,869,276	6,892,550
Interest income	(67,708)	—	(67,708)
Gain on sale of assets	(3,369,082)	—	(3,369,082)
Fair value (gain) loss on derivative financial instruments	—	(4,477)	(4,477)
Other, net	600,896	—	600,896

Total other expenses	21,225,303	2,864,799	24,090,102

Loss before income taxes	1,052,342	(2,864,799)	3,917,141
Income tax expense	571,357	—	571,357

Net loss	$(1,623,699)	$(2,864,799)	$(4,488,498)

EPS — basic and diluted	$(0.06)	$(0.10)	$(0.16)

Note 3. Oil and Gas Properties
     (a) Sale of Appalachian Gas Gathering Facilities. On July 15, 2009, we sold a 50% undivided interest in 485 miles of our Appalachian gas gathering facilities (Gathering System) to Seminole Gas Company, L.L.C. (Seminole) for $28 million. As part of the transaction, we entered into various joint ownership, gas marketing and gas sales arrangements with Seminole and its parent company, Seminole Energy Services, LLC (Seminole Energy). Under these arrangements, we retained operating rights for the Gathering System and firm capacity rights for daily delivery of 30,000 Mcf of controlled gas through the system. We also granted Seminole Energy a six-month option to purchase our retained 50% interest in the Gathering System for $22 million, payable $7.5 million at closing and the balance over 30 months under a promissory note bearing interest at 8% per annum. See Note 5 — Note Receivable. We reserved the right to require Seminole Energy to exercise its purchase option, conditioned on our completion of an equity offering for at least $5 million. On August 17, 2009, after satisfying that condition, we closed the sale of our remaining interest in the Gathering System to Seminole Energy under the terms of its purchase option. See Note 10 - Capital Stock. All of our proceeds from the Gathering System sale were applied to debt reduction. See Note 9 — Long-Term Debt.
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

Note 5. Note Receivable
     As part of the purchase price for the Gathering System, we received a promissory note issued by Seminole Energy on August 17, 2009 in the original principal amount of $14.5 million. See Note 3 — Oil and Gas Properties. The note is payable in equal monthly installments through December 2011, with interest at 8% per annum. Performance of the note is secured by a second mortgage lien on Seminole Energy’s 50% interest in the Gathering System assets. We have assigned the note as part of the collateral package under our revolving credit facility and will apply all payments of principal and interest under the note to reduce our credit facility debt. See Note 9 — Long-Term Debt.
Note 6. Deferred Financing Costs
     Financing costs for our convertible notes and revolving credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. See Note 9 — Long-Term Debt. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our outstanding notes and credit facility aggregated $1,439,399 at September 30, 2009 and $1,689,580 at December 31, 2008.
Note 7. Goodwill
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
Note 8. Customer Drilling Deposits
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
Note 9. Long-Term Debt
     (a) Convertible Notes. We have an outstanding series of 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million. The notes are convertible into our common shares at a conversion price of $11.16, reflecting an anti-dilution adjustment from our registered direct placement in August 2009. See Note 10 — Capital Stock. Upon any event of default under the notes or any change of control, we may be required to redeem the notes at specified premiums above their face amount. Notes that are neither redeemed nor converted prior to maturity will be repayable in cash or common shares, valued for that purpose at 92.5% of their market price.
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
     As of September 30, 2009, we had outstanding borrowings of $35 million under the facility, with a borrowing base of $55 million. This reflects debt reductions totaling $41.5 million from proceeds of our Gathering System sale and equity raise in the third quarter of 2009 and a borrowing base reduction of $25 million in July 2009 from lower commodity prices and the release of our Gathering System assets from the collateral package. See Note 10 — Capital Stock. A related amendment to the credit agreement provides for the further debt reduction from payments under our note receivable issued by Seminole Energy as part of the purchase price for our Gathering System. See Note 5 — Note Receivable.
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
     (e) Total Long-Term Debt and Maturities. The following tables summarize our total long-term debt at September 30, 2009, as restated, and December 31, 2008 and the principal payments due each year through 2013 and thereafter.

	Restated
	September 30,	December 31,
	2009	2008
Principal Amount Outstanding
Total long-term debt (including current portion)(1)	$68,949,471	$109,294,818
Less current portion	88,643	24,000

Total long-term debt	$68,860,828	$109,270,818

Maturities of Debt
Remainder of 2009	$27,807
2010	31,477,828	(1)
2011	35,093,557
2012	2,157,461
2013 and thereafter	192,818

(1)	Reflects the carrying amount of our 6% convertible notes in the principal amount of $37,000,000, net of the unamortized debt discount of $5,611,769 at September 30, 2009 attributable to their embedded conversion feature. See Note 2 — Restatement Adjustments.
Note 10. Capital Stock
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

Note 11. Income (Loss) Per Share
     The following table shows the computation of basic and diluted earnings (loss) per share (EPS) for the reporting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Restated		Restated
Numerator:

Net income (loss) as reported for basic EPS	$(1,122,001)	$945,185	$(4,488,498)	$2,629,636
Adjustments to income (loss) for diluted EPS	—	—	—	—

Net income (loss) for diluted EPS	$(1,122,001)	$945,185	$(4,488,498)	$2,629,636

Denominator:

Weighted average shares for basic EPS	28,873,105	26,508,570	27,508,925	26,364,158
Effect of dilutive securities — options/warrants	—	468,868	—	655,155

Adjusted weighted average shares and assumed conversions for diluted EPS	28,873,105	26,977,438	27,508,925	27,019,313

Basic EPS	$(0.04)	$0.04	$(0.16)	$0.10

Diluted EPS	$(0.04)	$0.04	$(0.16)	$0.10

Note 12. Segment Information
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
Note 13. Commitments
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

	Three Months Ended September 30,
	2009	Margin	2008	Margin
Direct Expenses:
Contract drilling	$2,913,418	24%	$7,570,698	23%
Oil and gas production	2,658,985	57	3,922,629	65
Gas transmission, compression and processing	960,879	15	1,039,597	60

Total direct expenses	6,533,282	42	12,532,924	47

	(Restated)	% Revenue		% Revenue
Other Expenses (Income):
Selling, general and administrative	2,601,514	23%	3,551,908	15%
Options, warrants and deferred compensation	285,309	3	229,209	1
Depreciation, depletion and amortization	3,304,139	30	3,318,320	14
Bad debt expense	—	N/A	342,195	1
Interest expense, net of interest income	2,143,393	19	1,446,526	6
Gain on sale of assets	(3,356,177)	N/A	—	N/A
Fair value loss on derivative financial instruments	4,847		—	N/A
Other, net	292,073	3	87,584	—

Total other expenses	$5,275,098		$8,975,742

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
          Cash interest expense for the 2009 third quarter decreased 18% from the year-earlier period, reflecting the reduction of debt levels under our revolving credit facility from proceeds of our Gathering System sale and equity raise. In addition to improving our liquidity, the reduction in our credit facility debt from these transactions will provide ongoing savings on future interest expense. Non-cash interest expense of $1,004,682 for the third quarter of 2009 reflects the application of the effective interest method for accretion of the debt discount attributable to the embedded conversion feature of our 6% notes, which have of face amount of $37,000,000. See “Liquidity and Capital Resources.”
          We recognized a pre-tax gain of $3,356,367 during the third quarter of 2009 from the sale of our interests in the Gathering System. See “Recent Developments.” We acquired the open-access portion of the Gathering System from Duke Energy in March 2006 for $18 million and built out the field-wide portions of the facilities at historical costs totaling approximately $33.5 million.
          Deferred income tax expense represents future tax liabilities at the operating company level. Although we have no current tax liability at that level due to the utilization of intangible drilling costs, our consolidated income tax expense is negatively impacted by the non-recognition of tax benefits at the parent company level.
          Net Income (Loss) and EPS. We recognized a net loss of $1,122,001 in the third quarter of 2009, as restated, reflecting the foregoing factors. Earnings (loss) per share (EPS) was $(0.04) on 28,873,105 weighted average common shares outstanding. Before giving effect to the after-tax gain from our sale of the Gathering System, we had a net loss of $3,135,821 or $(0.11) per share in the third quarter of 2009, compared to net income of $945,185 realized in the same quarter last year, with EPS of $0.04 on 26,977,438 fully diluted shares. Adjustments for derivative treatment of our 6% convertible notes accounted for $960,622 of our restated net loss, or $(0.03) per share, for the third quarter of 2009.

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

	Nine Months Ended September 30,
	2009	Margin	2008	Margin
Direct Expenses:
Contract drilling	$12,328,110	24%	$18,447,544	23%
Oil and gas production	7,598,044	62	9,794,679	68
Gas transmission, compression and processing	2,955,204	55	3,087,391	60

Total direct expenses	22,881,358	47	31,329,614	50

	(Restated)	% Revenue		% Revenue
Other Expenses (Income):
Selling, general and administrative	8,404,519	20%	10,282,485	16%
Options, warrants and deferred compensation	1,022,774	2	601,691	1
Depreciation, depletion and amortization	10,610,630	25	9,451,272	15
Bad debt expense	—	N/A	749,035	1
Interest expense, net of interest income	6,824,842	16	4,049,336	6
Gain on sale of assets	(3,369,082)	N/A	—	N/A
Fair value gain on derivative financial instruments	(4,477)	N/A	—	N/A
Other, net	600,896	1	115,939	—

Total other expenses	$24,090,102		$25,249,758

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
          Cash interest expense for the first nine months of 2009 decreased 3% from the year-earlier period, reflecting lower rates under our revolving credit facility and a reduction of debt levels from our liquidity initiatives in the third quarter this year. See “Recent Developments - Liquidity from Gathering System Sale and Equity Raise.” Draws under the facility since the third quarter of 2008 were used primarily to support our ongoing drilling initiatives and enhancements of our field-wide gas gathering infrastructure. Non-cash interest expense of $2,869,276 reflects the accretion of the debt discount on our 6% convertible notes.
          Net Income (Loss) and EPS. We recognized a net loss of $4,488,498 in the first nine months of 2009, as restated, reflecting the foregoing factors. EPS was $(0.16) on 27,508,925 weighted average common shares outstanding. Before giving effect to the after-tax gain from our sale of the Gathering System, we had a net loss of $6,502,318 or $(0.23) per share in the first nine months of 2009, compared to net income of $2,629,636 realized in the same period last year, with EPS of $0.10 on 27,019,313 fully diluted shares. Adjustments for derivative treatment of our 6% convertible notes accounted for $2,864,799 of our restated net loss, or $(0.10) per share, for the nine months ended September 30, 2009.
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

	Operating Leases			Long Term
	Equipment	Premises	Total	Debt
Year
Remainder of 2009	$542,940	$61,764	$604,704	$27,807
2010	2,102,680	247,815	2,350,495	31,477,828	(1)
2011	1,842,835	252,389	2,095,224	35,093,557
2012	591,469	255,973	847,442	2,157,461
2013 and thereafter	51,929	21,355	73,284	192,818

Total	$5,131,853	$839,296	$5,971,149	$68,949,471

(1)	Excludes the unamortized debt discount of $5,611,769 at September 30, 2009 attributable to the embedded conversion feature of our 6% convertible notes in the principal amount of $37,000,000.
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
Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2009 and as of December 31, 2009 in connection with the filing of this 10-Q/A, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 and as of December 31, 2009 in connection with the filing of this 10-Q/A, using the criteria established under Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective based on those criteria as of September 30, 2009 and December 31, 2009.
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