Form 10-Q
period 2010-06-30
NGAS Resources Inc
filed 2010-08-05
CIK 746834

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Quarter Ended June 30, 2010

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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2). Yes No ☑
As of August 5, 2010, there were 40,909,601 shares of the registrant’s common stock outstanding.

NGAS Resources, Inc.
120 Prosperous Place, Suite 201
Lexington, Kentucky 40509
Form 10-Q — June 30, 2010

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

NGAS Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$4,484,442	$4,332,650
Accounts receivable	5,573,732	7,277,311
Note receivable	6,501,997	6,247,880
Prepaid expenses and other current assets	427,914	633,884
Loans to related parties	75,141	75,679

Total current assets	17,063,226	18,567,404

Bonds and deposits	258,695	258,695
Note receivable	3,450,657	6,766,451
Oil and gas properties	177,649,224	182,189,679
Property and equipment	9,762,595	5,113,093
Loans to related parties	171,429	171,429
Deferred financing costs	1,023,393	1,235,705
Goodwill	313,177	313,177

Total assets	$209,692,396	$214,615,633

LIABILITIES
Current liabilities:
Accounts payable	$3,885,190	$5,587,290
Accrued liabilities	961,774	938,829
Long-term debt, current portion	12,547,392	32,534,084
Fair value of derivative financial instruments	202,579	111
Customer drilling deposits	2,231,915	5,581,877

Total current liabilities	19,828,850	44,642,191

Deferred compensation	958,561	651,287
Deferred income taxes	11,365,136	12,559,549
Long-term debt	55,614,095	40,949,836
Fair value of derivative financial instruments	399,013	—
Other long-term liabilities	4,193,107	3,962,254

Total liabilities	92,358,762	102,765,117

SHAREHOLDERS’ EQUITY

Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
38,597,217 Common shares (2009 — 30,484,361)	128,323,885	117,142,639
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital — options and warrants	4,663,201	4,467,246

To be issued:
9,185 Common shares	45,925	45,925

	133,009,381	121,632,180
Deficit	(15,675,747)	(9,781,664)

Total shareholders’ equity	117,333,634	111,850,516

Total liabilities and shareholders’ equity	$209,692,396	$214,615,633

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE
Contract drilling	$7,533,179	$5,172,998	$11,111,610	$12,496,750
Oil and gas production	5,620,851	6,891,644	12,028,417	13,958,863
Gas transmission, compression and processing	771,448	2,599,229	2,050,577	5,404,211

Total revenue	13,925,478	14,663,871	25,190,604	31,859,824

DIRECT EXPENSES
Contract drilling	5,688,487	3,873,266	8,377,406	9,414,692
Oil and gas production	3,703,633	2,614,094	7,018,700	4,939,059
Gas transmission, compression and processing	143,446	1,025,408	420,550	1,994,325

Total direct expenses	9,535,566	7,512,768	15,816,656	16,348,076

OTHER EXPENSES (INCOME)
Selling, general and administrative	3,179,508	2,552,740	5,332,376	5,803,005
Options, warrants and deferred compensation	237,080	319,192	503,229	737,465
Depreciation, depletion and amortization	3,280,944	3,687,621	6,517,337	7,306,491
Interest expense	1,728,217	2,415,451	3,470,898	4,696,459
Interest income	(221,836)	(6,194)	(476,256)	(15,010)
Fair value loss (gain) on derivative financial instruments	(1,736,538)	4,995	696,593	(9,324)
Refinancing costs	—	—	625,344	—
Other, net	(101,578)	216,377	(207,077)	295,918

Total other expenses	6,365,797	9,190,182	16,462,444	18,815,004

LOSS BEFORE INCOME TAXES	(1,975,885)	(2,039,079)	(7,088,496)	(3,303,256)

INCOME TAX EXPENSE (BENEFIT)	(911,518)	(103,921)	(1,194,413)	63,241

NET LOSS	$(1,064,367)	$(1,935,158)	$(5,894,083)	$(3,366,497)

NET LOSS PER SHARE
Basic	$(0.03)	$(0.07)	$(0.17)	$(0.13)

Diluted	$(0.03)	$(0.07)	$(0.17)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	35,847,569	26,968,646	34,506,388	26,820,718

Diluted	35,847,569	26,968,646	34,506,388	26,820,718

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,064,367)	$(1,935,158)	$(5,894,083)	$(3,366,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Incentive bonus paid in common shares	—	—	—	361,250
Options, warrants and deferred compensation	237,080	319,192	503,229	737,465
Depreciation, depletion and amortization	3,280,944	3,687,621	6,517,337	7,306,491
Gain (loss) on sale of assets	6,259	(3,620)	7,881	(12,905)
Fair value loss (gain) loss on derivative financial instruments	(1,736,538)	4,995	696,593	(9,324)
Accretion of debt discount	705,210	955,627	1,452,461	1,864,594
Deferred income taxes (benefit)	(911,518)	(103,921)	(1,194,413)	63,241
Changes in assets and liabilities
Accounts receivable	1,615,245	74,059	1,703,579	4,766,013
Prepaid expenses and other current assets	70,729	94,002	205,970	24,405
Accounts payable	(2,226,415)	(28,706)	(1,702,100)	(7,124,955)
Accrued liabilities	265,504	23,395	22,945	(9,984)
Deferred compensation	—	(115,000)	—	(115,000)
Customers’ drilling deposits	813,346	(895,848)	(3,349,962)	(1,564,555)
Other long-term liabilities	107,319	162,769	230,853	322,826

Net cash provided by (used in) operating activities	1,162,798	2,239,407	(799,710)	3,243,065

INVESTING ACTIVITIES

Proceeds from sale of assets	2,277,096	34,337	3,797,777	54,033
Purchase of property and equipment	(186,076)	(2,458,544)	(5,855,994)	(2,487,800)
Change in bonds and deposits	—	224,203	—	10,203
Change in oil and gas properties, net	1,220,862	1,931,517	(1,137,785)	(4,077,095)

Net cash provided by (used in) investing activities	3,311,882	(268,487)	(3,196,002)	(6,500,659)

FINANCING ACTIVITIES

Decrease in loans to related parties	28	560	538	2,274
Proceeds from issuance of common shares	4,701,968	—	4,701,968	—
Payments of deferred financing costs	—	(371,527)	(164,274)	(372,560)
Proceeds from issuance of long-term debt	—	4,800,000	4,480,000	10,300,000
Payments of long-term debt	(5,140,801)	(6,000)	(4,870,728)	(12,000)

Net cash provided by (used in) financing activities	(438,805)	4,423,033	4,147,504	9,917,714

Change in cash	4,035,875	6,393,953	151,792	6,660,120
Cash, beginning of period	448,567	1,248,066	4,332,650	981,899

Cash, end of period	$4,484,442	$7,642,019	4,484,442	$7,642,019

SUPPLEMENTAL DISCLOSURE
Interest paid	$625,462	$1,450,714	$1,610,991	$2,822,194
Income taxes paid	—	—	—	—
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
     Basis of Consolidation. The consolidated financial statements include the accounts of our direct and indirect wholly owned subsidiaries, NGAS Production Co. (NGAS Production), Sentra Corporation (Sentra) and NGAS Securities, Inc. (NGAS Securities). NGAS Production (formerly named Daugherty Petroleum, Inc.) conducts all our oil and gas drilling, production and gas gathering operations. Sentra owns and operates natural gas distribution facilities for two communities in Kentucky, and NGAS Securities provides marketing support services for private placement financings. The consolidated financial statements also reflect our interests in investment partnerships sponsored by NGAS Production to participate in many of our drilling initiatives. NGAS Production maintains a combined interest as both general partner and an investor in those partnerships ranging from 12.5% to 75%, with additional reversionary interests after certain distribution thresholds are reached. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation. References to we, our or us include NGAS, NGAS Production, its subsidiaries and interests in managed drilling partnerships.
     Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses. The most significant estimates pertain to proved oil and gas reserves and related cash flows used in impairment tests of goodwill and other long-lived assets and estimates of future development, production and abandonment costs. The evaluations required for these estimates involve various uncertainties, and actual results could differ from the estimates.
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
     Subsequent Events. Except as described in Note 16, there were no events or transactions requiring recognition or disclosure as subsequent events in the accompanying consolidated financial statements or notes.
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
Note 3 — Oil and Gas Properties
     The following table presents the capitalized costs and accumulated depreciation, depletion and amortization (DD&A) for our oil and gas properties, gathering facilities and well equipment as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Proved oil and gas properties	$203,555,946	$203,670,153
Unproved oil and gas properties	5,907,436	5,441,933
Gathering facilities and well equipment	16,198,278	15,411,788

	225,661,660	224,523,874
Accumulated DD&A	(48,012,436)	(42,334,195)

Net oil and gas properties and equipment	$177,649,224	$182,189,679

Note 4 — Other Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for our other property and equipment as of June 30, 2010 and December 31, 2009. Capitalized costs for building and improvements at June 30, 2010 reflect our purchase of the building in Lexington, Kentucky that houses our principal and administrative offices for $5.6 million in February 2010. The building had been acquired for approximately the same amount during 2006 by a company formed for that purpose by our executive officers and a key employee. See Note 13 — Related Party Transactions. We obtained financing for part of the purchase price on the terms described in Note 10 — Long-Term Debt.

	June 30,	December 31,
	2010	2009
Land	$12,908	$12,908
Building and improvements	5,664,265	64,265
Machinery and equipment	5,362,971	5,866,853
Office furniture and fixtures	175,862	175,862
Computer and office equipment	704,380	688,261
Vehicles	1,735,852	1,810,064

	13,656,238	8,618,213
Accumulated depreciation	(3,893,643)	(3,505,120)

Net other property and equipment	$9,762,595	$5,113,093

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
Note 6 — Loans to Related Parties
     We extended loans to several of our officers prior to 2003 and to one of our shareholders in 2004. The shareholder loan bears interest at 5% per annum and had an outstanding balance of $75,141 at June 30, 2010 and $75,679 at December 31, 2009. The loan is collateralized by the shareholder’s interests in our drilling partnerships and is repayable from partnership distributions. The loans receivable from officers totaled $171,429 at June 30, 2010 and December 31, 2009. These loans are non-interest bearing and unsecured.
Note 7 — Deferred Financing Costs
     Other than refinancing costs recognized for our convertible note restructuring, the financing costs for our convertible debt and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. See Note 10 — Long-Term Debt. Upon any conversion of our outstanding 2010 notes or payment of amortization installments on the notes in shares of our common stock, the principal amount converted or repaid will be added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our convertible debt and credit facility aggregated $1,023,392 at June 30, 2010 and $1,235,705 at December 31, 2009, net of accumulated amortization.

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
Note 9 — Customer Drilling Deposits
     Prepayments under drilling contracts with sponsored partnerships are recorded as customer drilling deposits upon receipt. Contract drilling revenues are recognized on the completed contract method as wells are drilled, rather than when funds are received. Customer drilling deposits of $2,231,915 at June 30, 2010 and $5,581,877 at December 31, 2009 represent unapplied prepayments for wells that were not completed as of the balance sheet dates.
Note 10 — Long-Term Debt
     Convertible Notes. On January 12, 2010, we exchanged the entire $37 million outstanding principal amount of our 2005 notes for $28.7 million in new amortizing convertible notes due May 1, 2012, together with a combination of common stock, warrants and cash payments of approximately $2.7 million. The 2010 notes bear interest at 6% per annum, payable quarterly in cash, and are convertible at $2.18 per common share, subject to certain volume limitations and adjustments for certain corporate events. We are required to make equal monthly principal amortization payments on the 2010 notes during the last 24 months of their term. Subject to certain conditions and true-up adjustments, we may elect to pay all or part of any principal installment in our common shares, valued at the lesser of $2.18 per share or 95% of the 10-day volume-weighted average price (VWAP) of the common stock prior to the installment date. We elected to pay the initial amortization installments in common shares. See Note 11 — Capital Stock and Note 16 — Subsequent Events.
     Because the net present value of the cash flows from the 2010 notes did not change significantly from the 2005 notes, we accounted for the exchange transaction as a debt modification under FASB Accounting Standards Codification Topic (ASC) 470, Debt, which requires that any value exchanged be deferred. In addition, deferred financing costs previously recorded for the 2005 notes continue to be amortized over the life of the 2010 notes, with debt issuance costs expensed as incurred. See Note 7 — Deferred Financing Costs. As a result, we recognized refinancing costs of $625,344 during the first half of 2010. We also recognized non-cash interest expenses of $1,452,461, representing accretion of the debt discount on the 2010 notes under the effective interest method, as well as a fair value loss on derivative financial instruments of $696,593 under the mark-to-market provisions of ASC 815, Derivatives and Hedging, reflecting changes in fair values of the embedded conversion features of the convertible debt and the warrants issued in the exchange transaction.
     Credit Facility. We have a revolving credit facility maintained by NGAS Production under a credit agreement with KeyBank National Association, as administrative agent and primary lender. The facility provides for revolving term loans in an aggregate amount up $125 million, subject to borrowing base thresholds determined semi-annually by the lenders, with a scheduled maturity in September 2011. Interest is payable at fluctuating rates ranging from the agent’s prime rate to 2.25% above that rate, depending on borrowing base utilization. We are also responsible for commitment fees ranging from 0.375% to 0.5% of the unused borrowing base. The facility is guaranteed by NGAS and is secured by liens on our oil and gas properties.
     Under an amendment to the credit agreement that permitted us to complete the exchange transaction for our convertible debt in January 2010, the borrowing base for the facility was reduced by $1 million each month until the next semi-annual redetermination. The amendment also restricts upstream dividends from NGAS Production for any principal amortization payments on the 2010 notes that would cause outstanding borrowings under the facility to exceed 80% of the prevailing borrowing base. Effective the end of June 2010, the borrowing base for the facility was redetermined at $37 million, primarily reflecting the commodity price environment. As of June 30, 2010, we had outstanding borrowings of $37 million under the credit facility, with an interest rate of 5%.
     Building Loan. In February 2010, NGAS Production financed 80% of the purchase price for the office building that houses our principal and administrative offices in Lexington, Kentucky with a $4.48 million loan from Traditional Bank, Inc. See Note 13 — Related Party Transactions. The loan bears variable interest at 1.625% above the WSJ money rate index and is repayable in monthly installments of $29,420 through February 2015, with the balance of approximately $3.75 million due at maturity. Obligations under the loan are secured by a mortgage on the property and are guaranteed by NGAS. The loan had an outstanding balance of $4,434,849 at June 30, 2010.

     Installment Loan. In June 2009, NGAS Production obtained a $2.3 million loan from Central Bank & Trust Co. to finance its commitment under an airplane purchase contract entered in 2005. The loan bears interest at 5.875% per annum and is repayable in monthly installments of $16,428 over a three-year term, with the balance due at maturity. During the second quarter of 2010, we sold a 25% interest in the airplane for $700,000 and applied $575,000 of the proceeds as a prepayment of the loan, reducing the outstanding balance to $1,651,706 at June 30, 2010. The loan is secured by our remaining 75% interest in the airplane.
     Acquisition Debt. We issued a promissory note for $854,818 in 1986 to finance our acquisition of mineral claims in Alaska. The note is repayable at the rate of $2,000 per month, without interest, and had an outstanding balance of $258,818 at June 30, 2010.
     Total Long-Term Debt and Maturities. The following tables summarize our total long-term debt at June 30, 2010 and December 31, 2009 and the principal payments due each year through 2015 and thereafter.

	June 30,	December 31,
Principal Amount Outstanding	2010	2009
Total long-term debt (including current portion)	$68,161,487	$73,483,920
Less current portion	12,547,392	32,534,084	(1)

Total long-term debt	$55,614,095	$40,949,836

Debt Maturities(1)
Remainder of 2010		$6,105,198
2011		50,252,615
2012		7,533,024
2013		182,029
2014		189,907
2015 and thereafter		3,898,714

(1)	Excludes allocations of $2,688,053 for the unaccreted debt discount on the 2010 notes at June 30, 2010 and $4,555,513 for the unaccreted debt discount on the 2005 notes at December 31, 2009.
Note 11 — Capital Stock
     Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at June 30, 2010 or December 31, 2009.
     Common Shares. The following table reflects transactions involving our common stock during the reported periods. These include common shares and warrants issued in our convertible note exchange during the first quarter of 2010 and in underwritten offerings during the third quarter of 2009 and the second quarter of 2010. We also issued common shares on June 1, 2010 in payment of the initial monthly amortization installment on the 2010 notes. See Note 10 — Long-Term Debt. Under the true-up provisions of the 2010 notes, if the 20-day VWAP of our stock following an installment payment in common shares differs from the share value applied to that payment, any shortfall is settled in additional common shares, and any surplus is applied to reduce the next amortization installment. This resulted in a true-up surplus of $59,832 as of June 30, 2010. See Note 16 — Subsequent Events.

Common Shares Issued	Shares	Amount
Balance, December 31, 2008	26,543,646	$110,626,912
Issued in underwritten offering	3,480,000	6,089,476
Issued as stock awards under incentive plan	460,715	426,251

Balance, December 31, 2009	30,484,361	117,142,639
Issued in convertible note restructuring	3,037,151	5,188,333
Issued in underwritten offering	3,960,000	4,701,968
Issued in payment of amortization installment under 2010 notes	1,115,705	1,290,945

Balance, June 30, 2010	38,597,217	$128,323,885

Paid In Capital Options and Warrants	Amount
Balance, December 31, 2008	$3,774,600
Recognized	692,646

Balance, December 31, 2009	4,467,246
Recognized	195,955

Balance, June 30, 2010	$4,663,201

Common Shares to be Issued	Shares	Amount
Balance, June 30, 2010 and December 31, 2009	9,185	$45,925

     Stock Options and Awards. We maintain equity incentive plans adopted in 2001 and 2003 for the benefit of our directors, officers, employees and certain consultants. The 2001 plan provides for the grant of options to purchase up to 3 million common shares, and the 2003 plan reserves 4 million common shares for stock awards and grants of stock options. Awards may be subject to restrictions or vesting requirements, and option grants must be at prevailing market prices. Stock awards were made under the 2003 plan for a total of 460,715 shares during 2009 and 76,192 shares during the first six months of 2010. Transactions in stock options during those periods are shown in the following table.

			Weighted Average
Stock Options	Issued	Exercisable	Exercise Price
Balance, December 31, 2008	4,613,668	1,413,668	$3.95
Vested	—	1,225,000	4.69
Expired	(740,000)	(740,000)	4.06

Balance, December 31, 2009	3,873,668	1,898,668	3.92
Vested	—	312,500	6.51
Expired	(900,000)	(900,000)	4.25
Forfeited	(75,000)	(27,500)	3.71

Balance, June 30, 2010	2,898,668	1,283,668	$3.83

     At June 30, 2010, the exercise prices of options outstanding under our equity plans ranged from $1.51 to $7.64 per share, with a weighted average remaining contractual life of 3.13 years. The following table provides additional information on the terms of stock options outstanding at June 30, 2010.

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
or Range	Number	Life (years)	Price	Number	Price
$1.51	1,610,000	4.86	$1.51	—	$—
6.02 — 7.64	1,288,668	0.96	6.72	1,283,668	6.72

	2,898,668			1,283,668

     We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the accompanying consolidated financial statements, the fair value estimates for option grants assumes a risk free interest rate ranging from 0.03% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from six months to six years based on the vesting provisions of the options. This resulted in non-cash charges for options and warrants of $692,646 in 2009 and $195,955 in the first six months of 2010.
     Common Stock Purchase Warrants. As part of separate underwritten offerings in August 2009 and May 2010, we issued warrants to purchase up to 1,740,000 common shares through February 13, 2014 at $2.35 per share, subject to adjustment for certain dilutive issuances, and warrants to purchase up to 1,584,000 common shares through November 17, 2014 at $1.61 per share, subject to adjustment for certain corporate events. In addition, as part of the consideration in our convertible note exchange, we issued warrants to purchase up to 1,285,038 common shares through January 12, 2015 at $2.37 per share, subject to adjustment for certain corporate events.

Note 12 — Loss Per Share
     The following table shows the computation of basic and diluted loss per share (EPS) for the reporting periods in accordance with ASC 260, Earnings per Share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net loss as reported for basic EPS	$(1,064,367)	$(1,935,158)	$(5,894,083)	$(3,366,497)
Adjustments to loss for diluted EPS	—	—	—	—

Net loss for diluted EPS	$(1,064,367)	$(1,935,198)	$(5,894,083)	$(3,366,497)

Denominator:
Weighted average shares for basic and diluted EPS	35,847,569	26,968,646	34,506,388	26,820,718

Basic and diluted EPS	$(0.03)	$(0.07)	$(0.17)	$(0.13)

Note 13 — Related Party Transactions
     The building in Lexington, Kentucky that houses our principal and administrative offices was acquired during 2006 by a company formed for that purpose by our executive officers and a key employee. We occupy 13,852 square feet under lease renewals entered in November 2007 for a five-year term at monthly rents initially totaling $20,398, subject to annual escalations on the same terms as our prior lease. In February 2010, NGAS Production purchased the building for $5.6 million, of which $4.48 million was funded from proceeds of a five-year installment loan secured by a mortgage on the property. Note 10 — Long-Term Debt. The terms of the transaction were negotiated on our behalf by one of our independent directors appointed for that purpose by our board. The negotiations were conducted at arm’s length with the management company for the building, and our purchase price was approximately the same as the sale price for the building in 2006. The fairness of the consideration was supported by an independent appraisal based on recent sales of comparable office buildings in our locale.
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
Note 15 — Commitments
     Operating Lease Obligations. We incurred operating lease expenses totaling $2,670,002 in 2009 and $1,254,751 in the first six months of 2010. As of June 30, 2010, we had future obligations under operating leases as follows:

Future Lease Obligations
Remainder of 2010	$1,159,724
2011	1,853,837
2012	616,087
2013	77,495
2014 and thereafter	31,959

Total	$3,739,102

     Gas Gathering and Sales Commitments. We have various long-term commitments under gas gathering and sales agreements entered with Seminole Energy in connection with our sale of the Appalachian Gathering System during the third quarter of 2009. See Note 5 — Note Receivable. These include monthly gathering fees of $850,000, with annual escalations at the rate of 1.5%, operating fees of $175,000 per month, plus $0.20 per Mcf of purchased gas, and capital fees in amounts intended to yield a 20% internal rate of return for all capital expenditures on the system by Seminole Energy. These agreements have an initial term of fifteen years with extension rights.

Note 16 — Subsequent Events
     On July 1 and August 2, 2010, we paid monthly amortization installments on the 2010 notes in common shares. See Note 10 — Long-Term Debt. Based on the pricing and true-up provisions of the 2010 notes, we issued a total of 1,007,464 shares for the July installment and 1,304,920 shares for the August installment. These issuances increased our total common stock outstanding to 40,909,601 shares as of the date of this report. See Note 11 — Capital Stock.

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
Capital Structure
          Since mid-2009, we completed several initiatives to strengthen our balance sheet and improve liquidity. During the third quarter last year, we substantially reduced our credit facility debt with proceeds from the sale of 485 miles of our Appalachian gas gathering facilities (Appalachian Gathering System) for $35.5 million, plus a promissory note for $14.5 million, payable in monthly installments with 8% interest through December 2011. We further reduced our credit facility debt by $8.8 million with proceeds from equity offerings in August 2009 and May 2010. In addition, during the first quarter of 2010, we exchanged $37 million of 6% convertible notes due December 2010 for $28.7 million in new amortizing convertible notes due May 1, 2012 (2010 notes), together with a combination of cash, common shares and warrants. The 2010 notes have a 6% interest coupon and are convertible into our common stock at $2.18 per share. See “Liquidity and Capital Resources.” Together, these transactions have provided us with greater financial flexibility to take advantage of our development opportunities.
Business Strategy
          Our oil and gas properties span over 360,000 gross acres, concentrated in the southern Appalachian Basin, where we added 60,000 acres last year near our Leatherwood and Amvest fields. Over 76% of our operated properties in this region and in the Illinois Basin are undeveloped. Our strategy for efficient development of these resources has been transformed by advances in air-driven horizontal drilling and staged completion technology optimized for our operating areas. We began this transition early in 2008 and had a total of 55 horizontals on line by the end of June 2010. With an extensive inventory of horizontal locations for ongoing development, we are positioned to achieve sustainable growth under a low-cost structure with several key components.
•	Organic Growth with Reduced Capital Spending. We have addressed the challenging conditions in our industry by funding our capital budget from cash flow and opening up our core properties to joint development with industry partners and sponsored drilling partnerships. Our 2009 drilling partnership raised over $19 million for participation in 22 horizontal wells. We have a 20% interest in that program, increasing to 35% after payout. This enabled us to meet our near-term drilling commitments and objectives with a reduced budget of $12 million in 2009. We have retained this structure for participation by our current drilling partnership in up to 57 horizontal wells on our core Appalachian properties through the first quarter of 2011, while continuing to maintain our capital expenditures in line with our operating cash flows.

•	Horizontal Drilling Advances. Horizontal drilling has enhanced the value proposition of our properties by substantially increasing recovery volumes and rates at dramatically lower finding costs. The ability to drill extended lateral legs also allows us to develop areas that would otherwise be inaccessible due to challenging terrain or coal mining activities. Most of our horizontals traverse one or more sections of the Devonian shale formation, which blankets our Appalachian properties at an average depth of 4,500 feet, or the New Albany shale in the Illinois Basin at depths from 2,600 to 2,800 feet. By extending the laterals and increasing the number of completion stages, we continue to improve the performance of our horizontal shale wells. We have also drilled our first two horizontals through the Weir sandstone formation in the Roaring Fork field. Although the wells are not yet on line, each had significant shows of both oil and natural gas. We have over 70,000 undeveloped acres that are prospective for this play and plan to drill a total of seven Weir horizontals by year end, with a view to shifting more of our production to crude oil.

•	Infrastructure Position. We operate the Appalachian Gathering System and have firm capacity rights for 30 Mmcf/d of controlled gas through the system, which interconnects to Spectra Energy Partners’ East Tennessee Interstate pipeline network. This ensures long-term deliverability from our connected fields, representing over 90% of our Appalachian production. Our operating and capacity rights also preserve our competitive advantages in assembling additional undeveloped acreage around our core properties in the region as coal mining operations wind down. The sale of the Appalachian Gathering System did not include our 50% interest in a processing plant for extracting natural gas liquids (NGL) from system throughput at its delivery point in Rogersville, Tennessee. This is within 5.5 miles of an 880-megawatt gas-fired power plant under construction by the Tennessee Valley Authority, which will substantially increase regional demand when completed later this year.
Drilling Operations
          Geographic Focus. As of June 30, 2010, we had interests in approximately 1,400 wells, concentrated on our Appalachian properties, which span over 315,000 acres. We believe our long and successful operating history has positioned us as a leading producer in this region. Although mineral development in Appalachia has historically been dominated by coal mining interests, it is also one of the oldest and most prolific natural gas producing areas in the United States. The primary pay zone throughout our Appalachian acreage is the Devonian shale formation. This is considered an unconventional target due to its low permeability, requiring effective treatment to enhance gas flows. Estimated ultimately recoverable volumes (EURs) of natural gas for our vertical Devonian shale wells reflect modest initial volumes offset by low annual decline rates. Our New Albany shale play in the Illinois Basin has similar geological, production and reserve characteristics.
          Horizontal Air Drilling. Air-driven horizontal drilling and staged completion technology has dramatically improved the economics of our shale plays in the Appalachian and Illinois Basins. Our laterals are drilled to traverse the section of the payzone, guided by real-time data on the drill bit location. This allows the well bore to stay in contact with the reservoir longer and to intersect more fractures in the formation. We perform a staged treatment process on our horizontal shale wells to enhance natural fracturing with large volumes of nitrogen, generally one-million standard cubic feet for each of eight or more stages. While approximately three times more expensive than our vertical shale wells, horizontal drilling has substantially increased our recovery volumes and rates at lower overall finding costs. Extending the lateral legs up to 4,500 feet and adding more completion stages has further improved our performance this year, with anticipated EURs over 1 Bcfe. In addition, by stacking multiple horizontals on a single drill site, we continue to drive down our finding and development costs.
          Exploitation of Oil Reserves. During the second quarter of 2010, we drilled our first two horizontal wells targeting the Weir sandstone formation, with encouraging initial shows for both crude oil and natural gas. The wells are located in the Roaring Fork field on the Kentucky and Virginia border, where approximately 500 wells are producing oil and natural gas from this payzone. The Weir sandstone in the area ranges from 170 feet to 180 feet in thickness at depths from 3,600 to 4,200 feet. In the Amvest field to the southwest, we have 78 producing vertical Weir wells. With over 70,000 undeveloped acres in these fields, our ability to drill the Weir horizontally should allow us to exploit our crude oil reserves from this play at an attractive cost.
          Drilling Results. The following table shows our gross and net development and exploratory wells drilled during 2009 and the first six months of 2010.

	Development Wells			Exploratory Wells
	Productive		Dry	Productive		Dry
	Gross	Net	Gross	Gross	Net	Gross
Year ended December 31, 2009
Vertical	10	1.6972	—	—	—	—
Horizontal	24	5.0588	—	—	—	—

Subtotal(1)	34	6.7560	—	—	—	—

Six months ended June 30, 2010
Vertical	1	1.0000	—			—
Horizontal	16	2.2250	—	—	—	—

Subtotal	17	3.2250	—	—	—	—

Total	51	9.9810	—	—	—	—

(1)	Includes 9 gross (1.9560 net) non-operated wells.

          Participation Rights. The interests in some of our operated properties in the Appalachian Basin, primarily our Leatherwood field, are subject to participation rights retained by the mineral interest owners, generally up to 50% of the working interest in wells drilled on the covered acreage. We had third-party participation for working interests in our horizontal Leatherwood wells averaging 35% in 2009 and 33% in the first six months of 2010.
Drilling Partnerships
          Benefits. Since 1996, we have sponsored 38 drilling partnerships for accredited investors to participate in many of our drilling initiatives. In addition to addressing the high capital requirements of our business, this structure enables us to diversify our well inventory, satisfy our drilling commitments and reduce our finding costs by leveraging our buying power for drilling services and materials. It also allows us to capture higher and more stable sales prices by expanding the production capacity we can provide to gas purchasers. We focus on low risk, repeatable locations for our drilling partnerships, generally near existing production on large tracts with excellent geology that is well suited for horizontal drilling. This year’s drilling partnership has held initial closings of its private placement for approximately $11 million through the date of this report and will participate with us in up to 57 horizontal wells planned through the first quarter of 2011.
          Structure. Our drilling partnerships are structured to optimize tax advantages for private investors and share development costs and returns. Under this structure, proceeds from the private placement of interests in each investment partnership, together with our capital contribution, are pooled in a separate joint venture or “program” that we form to conduct operations. Interests in each program are initially shared in proportion to the partners’ contributions, except for functional allocations of intangible drilling costs to outside investors. After program payout, typically set at 110% of the partners’ investment, we earn specified increases in our distributive share, up to 15% of the total program interests. We conduct drilling operations for managed programs on a cost-plus basis, with our share of drilling contract profit eliminated on consolidation in our financial statements.
Producing Activities
          Regional Advantages. Our proved reserves are concentrated in the southern Appalachian Basin. In addition to the region’s established geology for predictable, long-lived natural gas reserves, its proximity to major east coast gas markets generates realization premiums above Henry Hub spot prices. Our Appalachian natural gas production also has a high energy content, providing energy related premiums over normal pipeline quality gas.
          Liquids Extraction. In response to a FERC tariff limiting the upward range of throughput into the East Tennessee Interstate pipeline to 1.1 Dth per Mcf, we constructed a processing plant in Rogersville, Tennessee with a joint venture partner during 2007 to extract NGL from production serviced by the Appalachian Gathering System prior to delivery into the pipeline. The plant was brought on line in January 2008, ensuring our compliance with the FERC tariff. Sales of extracted NGL and our share of processing fees for third-party gas have more than offset the reduction in energy-related yields from our Appalachian gas sales.
          Production Profile, Volumes and Prices. Our Appalachian wells produce high quality natural gas at low pressures with little or no water production. As of December 31, 2009, the reserve life index of our estimated proved reserves, representing the ratio of reserves to annual production, was 19.7 years overall and approximately 13.5 years for our proved developed producing reserves, based on annualized fourth quarter production. The following table shows our production volumes of natural gas, crude oil and NGL during the three months and six months ended June 30, 2010 and 2009 and the year ended December 31, 2009, along with our average sales prices in each of the reported periods.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
Production volumes:
Natural gas (Mcf)	709,783	836,282	1,375,931	1,704,830	3,321,146
Oil (Bbl)	12,937	12,149	24,116	25,426	48,737
Natural gas liquids (gallons)	981,993	1,235,477	1,948,973	2,436,658	4,858,044

Equivalents (Mcfe)	861,057	1,001,838	1,666,803	2,040,135	3,977,920

Average sales prices:

Natural gas (per Mcf)	$5.47	$6.47	$6.09	$6.61	$6.17
Oil (per Bbl)	71.41	51.89	71.26	42.07	52.63
Natural gas liquids (per gallon)	0.83	0.69	0.99	0.67	0.73

          Future Gas Sales Contracts. We use fixed-price, fixed-volume physical delivery contracts that cover portions of our natural gas production at specified prices during varying periods of time to address commodity price volatility. Our physical delivery contracts are not treated as financial hedges and are not subject to mark-to-market accounting. The financial impact of these contracts is included in our oil and gas revenues at the time of settlement. As of the date of this report, we have contracts in place for the following portions of our anticipated natural gas production for the next four quarters.

Fixed price contracts for	2010		2011
natural gas production:	Q3	Q4	Q1	Q2
Percentage of gas contracted	51%	47%	46%	20%
Average price per Mcf	$6.54	$6.61	$6.64	$6.67
Results of Operations — Three Months Ended June 30, 2010 and 2009
          Revenues. The following table shows the components of our revenues for the three months ended June 30, 2010 and 2009, together with their percentage of total revenues in the current period and percentage change on a period-over-period basis.

	Three Months Ended June 30,
		% of		%
Revenue:	2010	Revenue	2009	Change
Contract drilling	$7,533,179	54%	$5,172,998	46%
Oil and gas production	5,620,851	40	6,891,644	(18)
Gas transmission, compression and processing	771,448	6	2,599,229	(70)

Total	$13,925,478	100%	$14,663,871	(5)

          Total revenues for the three months ended June 30, 2010 reflect the impact of lower realized natural gas prices, reduced drilling activity in prior periods and third-party ownership of the Appalachian Gathering System, which eliminated both our revenues and cost savings from these facilities following their sale in the third quarter last year. Although our revenues benefitted from a ramp up in contract drilling for our 2010 partnership during the second quarter, in view of our current business model for maintaining our capital budget in line with operating cash flows, we do not expect this overall trend to reverse without significant improvement in commodity prices.
          Contract drilling revenues are driven by the size and timing of our drilling partnership initiatives. We generally receive the proceeds from private placements by sponsored partnerships as prepayments under our drilling contracts and recognize contract drilling revenues as the wells are drilled. During the first quarter of 2010, however, we drilled eight horizontal wells with planned participation by this year’s partnership in advance of funding from its private placement, which was launched in April 2010. Contract drilling revenues for the current quarter reflect reimbursements for the partnership’s share of drilling costs for those wells, together with funding for the partnership’s participation in an additional four horizontals drilled during the quarter.
          Production revenues for the second quarter of 2010 reflect lower realized natural gas prices and reduced drilling activity. Although our production output of 861 Mmcfe in the current quarter increased 7% from the first quarter, it was 14% below our near-record production of 1,002 Mmcfe in the second quarter of 2009, which benefitted from higher working interests in wells drilled during the prior year on operated properties. Production revenues were also adversely affected by the decline in realized natural gas prices, which averaged $5.98 per Mcf for our Appalachian production and $5.47 per Mcf overall during the current quarter, compared to $7.68 and $6.47 per Mcf, respectively, in the second quarter of 2009. Approximately 46% of our natural gas production in the current quarter was sold under fixed-price physical delivery contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
          The contraction of gas transmission, compression and processing revenues was driven by our sale of the Appalachian Gathering System in the third quarter of 2009. Following the sale, this revenue base has been limited primarily to gas utility sales, monthly operating fees from managed partnerships, third-party fees from our interest in the Rogersville processing plant, which we continue to co-own with Seminole Energy, and fees for operating the Appalachian Gathering System.

          Expenses. The following table shows the components of our direct and other expenses for the three months ended June 30, 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Three Months Ended June 30,
Direct Expenses:	2010	Margin	2009	Margin
Contract drilling	$5,688,487	24%	$3,873,266	25%
Oil and gas production	3,703,633	34	2,614,094	62
Gas transmission, compression and processing	143,446	81	1,025,408	61

Total direct expenses	9,535,566	32	7,512,768	49

Other Expenses (Income):		% Revenue		% Revenue
Selling, general and administrative	$3,179,508	23%	$2,552,740	17%
Options, warrants and deferred compensation	237,080	2	319,192	2
Depreciation, depletion and amortization	3,280,944	24	3,687,621	25
Interest expense, net of interest income	1,506,381	11	2,409,257	16
Fair value loss (gain) on derivative financial instruments	(1,736,538)	N/A	4,995	—
Other, net	(101,578)	N/A	216,377	1

Total other expenses	$6,365,797		$9,190,182

          Contract drilling expenses reflect the level and timing of drilling initiatives conducted with participation by our sponsored partnerships. These expenses represented 76% of contract drilling revenues in the current quarter, compared to 75% in the year-earlier period. Margins for contract drilling operations reflect our cost-plus pricing model, which we adopted in 2006 to address price volatility for drilling services, equipment and steel casing requirements.
          Production expenses represent lifting costs, field operating and maintenance expenses, related overhead, severance and other production taxes, third-party transportation fees and processing costs. The increase in production expenses on a period-over-period basis primarily reflects higher transportation costs following our sale of the Appalachian Gathering System during the third quarter last year. Our ownership of the facilities in prior periods eliminated all transportation costs for our share of Leatherwood, Straight Creek, Fonde and Stone Mountain production delivered through the system.
          Our gas transmission and compression expenses, as well as capitalized costs for this part of our business, have been substantially reduced from our sale of the Appalachian Gathering System. Our remaining infrastructure position consists of 100% interests in the gas gathering facilities for our Haley’s Mill and Kay Jay fields, 50% interests in our Haley’s Mill and Rogersville processing plants and a 25% interest in the gathering system for our non-operated Arkoma properties. Our gas transmission, compression and processing expenses will continue to reflect this reduction in our infrastructure asset base.
          Selling, general and administrative (SG&A) expenses are comprised primarily of selling and promotional costs for our sponsored drilling partnerships and general overhead costs. Our SG&A expenses in the current quarter increased by 25% from the same period last year, primarily due to the timing of marketing activities for sponsored drilling partnerships and the level of partnership sales, which increased 46% in the second quarter of 2010 from the year-earlier period. As a percentage of revenues, SG&A increased to 23% in the current quarter from 17% in the second quarter of 2009.
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

          Cash interest expense for the current quarter decreased 30% from the year-earlier period, reflecting our convertible note exchange in January 2010 and reductions in debt levels under our revolving credit facility from proceeds of our Appalachian Gathering System sale and equity raise in the third quarter of 2009. We further reduced our credit facility debt with part of the proceeds from an equity raise in the second quarter of 2010. See “Liquidity and Capital Resources.” Non-cash interest expense of $705,210 in the current quarter reflects accretion of the debt discount on the 2010 notes under the effective interest method.
          We recorded a fair value gain of $1,736,538 on derivative financial instruments during the current quarter under mark-to-market accounting for the embedded conversion features of the 2010 notes and related warrants. The accounting treatment of the convertible debt restructuring is discussed in Note 10 to the consolidated financial statements included in this report.
          Net Loss and EPS. We recognized net losses of $1,064,367 in the second quarter of 2010 and $1,935,158 in the same period last year, reflecting the foregoing factors. Basic and diluted loss per share (EPS) was $(0.03) on 35,847,569 weighted average common shares outstanding in the current quarter, compared to $(0.07) on 26,968,646 weighted average shares in the second quarter of 2009.
Results of Operations — Six Months Ended June 30, 2010 and 2009
          Revenues. The following table shows the components of our revenues for the six months ended June 30, 2010 and 2009, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Six Months Ended June 30,
		% of		%
Revenue:	2010	Revenue	2009	Change
Contract drilling	$11,111,610	44%	$12,496,750	(11)%
Oil and gas production	12,028,417	48	13,958,863	(14)
Gas transmission, compression and processing	2,050,577	8	5,404,211	(62)

Total	$25,190,604	100%	$31,859,824	(21)

          Contract drilling revenues for the first half of 2010 reflect the 80% share of outside investors in the last four wells drilled with our 2009 partnership and the initial twelve wells with participation by this year’s drilling partnership, which was launched in April 2010. Our 2010 drilling partnership has held initial closings of its private placement for approximately $11 million through the date of this report and will participate with us in up to 57 horizontal wells planned through the first quarter of 2011.
          Production revenues for the first six months of 2010 reflect lower natural gas prices and a substantial reduction in our drilling activity during prior periods, which contributed to a 18% decrease in production output to 1,666 Mmcfe, compared to record production of 2,040 Mmcfe in the first half of 2009. During the current period, realized natural gas prices averaged $6.61 per Mcf for our Appalachian production and $6.09 per Mcf overall, compared to $7.89 and $6.61 per Mcf, respectively, in first half of 2009. Approximately 48% of our natural gas production in the current period was sold under fixed-price physical delivery contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
          The contraction of gas transmission, compression and processing revenues was driven by our sale of the Appalachian Gathering System in the third quarter of 2009. Following the sale, this revenue base has been limited primarily to gas utility sales, monthly operating fees from managed partnerships, third-party fees from our interest in the Rogersville processing plant, which we continue to co-own with Seminole Energy, and fees for operating the Appalachian Gathering System.
          Expenses. The following table shows the components of our direct and other expenses for the six months ended June 30, 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Six Months Ended June 30,
Direct Expenses:	2010	Margin	2009	Margin
Contract drilling	$8,377,406	25%	$9,414,692	25%
Oil and gas production	7,018,700	42	4,939,059	65
Gas transmission, compression and processing	420,550	79	1,994,325	63

Total direct expenses	15,816,656	37	16,348,076	49

Other Expenses (Income):		% Revenue		% Revenue
Selling, general and administrative	$5,332,376	21%	$5,803,005	18%
Options, warrants and deferred compensation	503,229	2	737,465	2
Depreciation, depletion and amortization	6,517,337	26	7,306,491	23
Interest expense, net of interest income	2,994,642	12	4,681,449	15
Fair value loss (gain) on derivative financial instruments	696,593	3	(9,324)	N/A
Refinancing costs	625,344	2	—	N/A
Other, net	(207,077)	N/A	295,918	1

Total other expenses	$16,462,444		$18,815,004

          Contract drilling expenses reflect the level and timing of drilling initiatives conducted with participation by our sponsored drilling partnerships. These expenses represented 75% of contract drilling revenues in both the current period and the year-earlier period, reflecting our cost-plus pricing model adopted in 2006 to address price volatility for drilling services, equipment and steel casing requirements.
          The increase in production expenses on a period-over-period basis primarily reflects higher transportation costs following our sale of the Appalachian Gathering System during the third quarter last year. Our ownership of the facilities in prior periods eliminated all transportation costs for our share of Leatherwood, Straight Creek, Fonde and Stone Mountain production delivered through the system.
          Our gas transmission and compression expenses, as well as capitalized costs for this part of our business, have been substantially reduced from our sale of the Appalachian Gathering System. Our gas transmission, compression and processing expenses will continue to reflect this reduction in our infrastructure asset base.
          SG&A expenses in the first half of 2010 decreased by 8% from the same period last year, primarily due to various cost cutting measures as well as the timing of marketing activities for sponsored drilling partnerships and the level of partnership sales. As a percentage of revenues, SG&A increased to 21% in the current period from 18% in the first half of 2009.
          Non-cash charges for options, warrants and deferred compensation primarily reflect amounts recognized for employee stock options granted in prior periods. Employee stock options are valued under the fair value method of accounting at the grant date using the Black-Scholes model, and the compensation cost is recognized ratably over the vesting period. We also recognized an accrual of $308,274 for deferred compensation cost in the current period.
          The decrease in DD&A charges reflects a reduction in historical depletion costs for the Appalachian Gathering System following its sale, partially offset by additions to our oil and gas properties. DD&A is recognized under the units-of-production method for oil and gas properties and on a straight-line basis over the useful life of other property and equipment.
          Cash interest expense for the current period decreased 29% from the first half of 2009, primarily reflecting our convertible debt restructuring in January 2010 and a reduction of $48.8 million in credit facility debt from our monetization of the Appalachian Gathering System and equity raises during the third quarter of 2009 and the second quarter of 2010. See “Liquidity and Capital Resources.” Our non-cash interest expense of $1,452,461 in the current period reflects accretion of the debt discount on the 2010 notes under the effective interest method.
          We recognized a fair value loss of $696,593 on derivative financial instruments during the current period under mark-to-market accounting for the embedded conversion features of the 2010 notes and related warrants. In addition, although deferred financing costs previously recorded for the original 6% convertible notes continue to be amortized over the life of the 2010 notes, we accounted for the exchange transaction as a debt modification, which requires our debt issuance costs for the exchange to be expensed as incurred. As a result, we recognized refinancing costs of $625,344 during the first half of 2010.

          Net Loss and EPS. We recognized net losses of $5,894,083 in the first half of 2010 and $3,366,497 in the same period last year, reflecting the foregoing factors. Basic and diluted EPS was $(0.17) on 34,506,388 weighted average common shares outstanding in the current period, compared to $(0.13) on 26,820,718 weighted average shares in the first half of 2009. The non-cash interest charges for accretion of the debt discount on our convertible notes and fair value loss on derivative financial instruments accounted for $2,149,054 or $(0.06) per share of our reported net loss in the first half of 2010, compared to $1,855,270 or $(0.07) per share in the same period last year.
          The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year.
Liquidity and Capital Resources
          Liquidity. We completed an underwritten offering of 3.96 million units at $1.31 per unit in May 2010, with net proceeds of approximately $4.7 million. We applied $2.7 million of the proceeds to debt reduction under our revolving credit facility and the balance to working capital. Each unit consists of one share of our common stock and a warrant to buy 0.5 common share. The warrants are exercisable through November 17, 2014 for up to 1,584,000 shares of our common stock at $1.61 per share, subject to adjustment upon certain fundamental change transactions or any share recapitalization.
          Net cash of $799,710 was used in operating activities in the first half of 2010. During the period, we used net cash of $3,196,002 in investing activities, of which approximately $1.1 million represents capital expenditures for developing our oil and gas properties and $5.6 million was used to purchase the building that house our principal and administrative offices. See “Related Party Transactions.” These investments were funded in part with net cash of $4,147,504 from financing activities, primarily consisting of proceeds from our equity raise and an installment loan to fund part of our office building acquisition. As a result of these activities and related cash management, our net cash increased from $4,332,650 at December 31, 2009 to $4,484,442 at June 30, 2010.
          We had a working capital deficit of $2,765,624 at June 30, 2010. This primarily reflects the current portion of 2010 notes and fluctuations from the timing and application of prepayments under drilling contracts with sponsored partnerships, as well as draws and payments under our credit facility. Since these fluctuations are normalized over relatively short time periods, and we expect to pay amortization installments on the 2010 notes in common shares, we do not consider the working capital deficit to be a reliable measure of our liquidity.
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
          Historically, we have relied on a combination of cash flows from operations, bank borrowings and private placements of our convertible notes and equity securities to fund our reserve and infrastructure development and acquisition activities. We have also relied to varying degrees on participation by outside investors in sponsored drilling partnerships. During 2008, we changed our business model to accelerate organic growth by retaining all of our available working interest in wells drilled on operated properties. While we remain committed to expanding our reserves and production through the drill bit, we have addressed the challenging economic environment by monetizing gas gathering assets, restructuring convertible debt, reducing capital expenditures and returning to our successful partnership model for sharing development costs and returns on operated properties.
          We raised $19.25 million last year for our 2009 drilling partnership, which participated with us in a portfolio of 22 horizontal wells on our operated properties. We have a 20% interest before payout and a 35% interest after payout in our 2009 program. This structure and several joint venture arrangements with industry partners enabled us to meet our annual drilling commitments with $12 million of capital expenditures last year, reflecting a 75% reduction from our 2008 drilling budget. We have retained this structure for our 2010 drilling partnership, which has raised $11 million through the date of this report. With our critical infrastructure in place and our partnership sales on track, we expect to meet our current drilling commitments and near-term objectives for organic growth with a reduced drilling budget funded from operating cash flow.

          In January 2010, we exchanged our outstanding 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million (2005 notes) for $28.7 million in new amortizing convertible notes due May 1, 2012, together with common shares, warrants and cash payments of approximately $2.7 million. The 2010 notes bear interest at 6% per annum, payable quarterly. They are convertible at the option of the holders into our common stock at $2.18 per share, and the warrants issued in the exchange are exercisable at $2.37 per share, subject in each case to certain volume limitations and adjustments for certain fundamental change transactions or share recapitalizations. We are required to make equal monthly principal amortization payments on the 2010 notes during the last 24 months of their term. Subject to certain volume limitations, true-up adjustments and other conditions, we may elect to pay all or part of any principal installment in common stock, valued at the lesser of $2.18 per share or 95% of the 10-day volume weighted-average price of the stock prior to the installment date. We made the first three monthly amortization installments in common shares, resulting in total issuances of 3,428,089 shares as of the date of this report.
          The 2010 notes are subject to customary non-financial covenants and remedies upon specified events of default. Holders also have the right to require us to redeem their notes in cash upon any event of default at 125% of their principal amount or upon a change of control at 110% of their principal amount. Alternatively, holders may convert their 2010 notes in connection with any change of control and receive either common shares based on the price of our stock at that time or the consideration that would be received for the underlying shares in the change of control transaction. Under certain conditions, we may call the 2010 notes for redemption to force their conversion. Any 2010 notes that are neither repaid, redeemed nor converted will be repayable at maturity in cash plus accrued and unpaid interest.
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
          In January 2010, we entered into an amendment to the credit agreement for the facility that permitted us to complete our convertible note exchange, subject to certain non-financial covenants and borrowing base modifications. These include restrictions on upstream dividends from NGAS Production for any principal amortization payments on the 2010 notes that would cause outstanding borrowings under the facility to exceed 80% of the prevailing borrowing base. The amendment also provided for monthly borrowing base reductions of $1 million until the next semi-annual redetermination. Effective at the end of June 2010, the borrowing base for the facility was redetermined at $37 million, reflecting the commodity price environment and our reduced drilling activity. Outstanding borrowings under the credit facility totaled $37 million on June 30, 2010 and $32.9 million on the date of this report. As of those dates, we are in compliance with all financial and other covenants under the credit agreement.
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

Forward Looking Statements
          Some statements made by us in this report are prospective and constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act of 1933. Other than statements of historical fact, all statements that address future activities, outcomes and other matters we plan, expect, budget, intend or estimate, and other similar expressions, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. If the assumptions we use in making forward-looking statements prove incorrect or the risks described in this report and incorporated by reference to our 2009 annual report were to occur, our actual results could differ materially from future results expressed or implied by the forward-looking statements in this report. Risks that could affect forward-looking statements include the following:
•	uncertainty about future production levels and required capital expenditures;

•	commodity price volatility;

•	increases in the cost of developing and producing our reserves;

•	unavailability or increased costs of drilling rigs, services and materials;

•	drilling, operational and environmental risks;

•	regulatory changes and litigation risks; and

•	uncertainties in estimating oil and gas reserves and projecting future production rates.
Contractual Obligations and Commercial Commitments
          General. Our contractual obligations include long-term debt, operating leases, drilling commitments, transportation commitments, asset retirement obligations and leases for various types of equipment. The following summarizes our contractual financial obligations at June 30, 2010 and their future maturities. The table does not include commitments under our gas gathering and sales agreements described below.

	Operating	Long-Term
Year	Leases	Debt(1)
Remainder of 2010	$1,159,724	$6,105,198
2011	1,853,837	50,252,615
2012	616,087	7,533,024
2013	77,495	182,029
2014	31,959	189,907
2015 and thereafter	—	3,898,714

Total	$3,739,102	$68,161,487

(1)	Excludes an allocation of $2,688,053 for the unaccreted debt discount on the 2010 notes.
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
Related Party Transactions
          General. Because we operate through subsidiaries and managed drilling partnerships, various agreements and transactions in the normal course of business may be treated as related party transactions. Our policy is to structure any transactions with related parties only on terms that are no less favorable to the company than we could obtain on an arm’s length basis from unrelated parties. Significant related party transactions are summarized below and in Notes 6 and 13 to the consolidated financial statements included in this report.

          Purchase of Office Building. The building in Lexington, Kentucky that houses our principal and administrative offices was acquired during 2006 by a company formed for that purpose by our executive officers and a key employee. We occupy 13,852 square feet under lease renewals entered in November 2007 for a five-year term at monthly rents initially totaling $20,398, subject to annual escalations on the same terms as our prior lease. In February 2010, NGAS Production purchased the building for $5.6 million, of which $4.48 million was funded from proceeds of a five-year installment loan secured by a mortgage on the property, as described in Note 10 to the consolidated financial statements included in this report. The terms of the transaction were negotiated on our behalf by one of our independent directors appointed for that purpose by our board. The negotiations were conducted at arm’s length with the management company for the building, and our purchase price was approximately the same as the sale price for the building in 2006. The fairness of the consideration was supported by an independent appraisal based on recent sales of comparable office buildings in our locale.
Critical Accounting Policies and Estimates
          General. The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized or incorporated in Note 1 to the consolidated financial statements included in this report. Policies involving the most significant judgments and estimates are summarized below.
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
Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of June 30, 2010 in connection with the filing of this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010 in connection with the filing of this report, using the criteria established under Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective based on those criteria as of June 30, 2010.
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

PART II. OTHER INFORMATION
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
          On June 1, 2010, we issued a total of 1,115,705 shares of our common stock to the holders of our 2010 notes in payment of the initial monthly amortization installment on the notes. The shares were issued without registration under the Securities Act of 1933 based on their status as exempt securities under Section 3(a)(9) of the Securities Act.
Item 6 Exhibits
          See “Index to Exhibits” attached to this report and incorporated herein by reference.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGAS Resources, Inc.
Date: August 5, 2010	By:	/s/ William S. Daugherty
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