Form 10-Q
period 2010-09-30
NGAS Resources Inc
filed 2010-11-09
CIK 746834

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Quarter Ended September 30, 2010

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

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for any shorter period required). Yes ☐ No ☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2). Yes ☐ No ☑
As of November 3, 2010, there were 46,416,385 shares of the registrant’s common stock outstanding.

NGAS Resources, Inc.
120 Prosperous Place, Suite 201
Lexington, Kentucky 40509
Form 10-Q — September 30, 2010

Additional Information
     We file annual, quarterly and other reports and information with the Securities Exchange Commission. Promptly after their filing, we provide access to these reports without charge on our website at www.ngas.com. Our principal and administrative offices are located in Lexington, Kentucky. Our common stock is traded on the Nasdaq Global Select Market under the symbol NGAS. Unless otherwise indicated, references in this report to the Company or to we, our or us include NGAS Resources, Inc., our direct and indirect wholly owned subsidiaries and our interests in sponsored drilling partnerships. As used in this report, NGL means natural gas liquids, Dth means decatherm, Mcf means thousand cubic feet, Mcfe means thousand cubic feet of natural gas equivalents, Mmcf means million cubic feet, Mmcf/d means million cubic feet per day, Bcf means billion cubic feet and EUR means estimated ultimately recoverable volumes of natural gas or oil.

NGAS Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$5,105,017	$4,332,650
Accounts receivable	5,535,965	7,277,311
Note receivable	6,632,906	6,247,880
Prepaid expenses and other current assets	697,614	633,884
Loans to related parties	75,141	75,679

Total current assets	18,046,643	18,567,404

Bonds and deposits	258,945	258,695
Note receivable	1,742,524	6,766,451
Oil and gas properties	175,109,611	182,189,679
Property and equipment	9,590,271	5,113,093
Loans to related parties	171,429	171,429
Deferred financing costs	837,908	1,235,705
Goodwill	313,177	313,177

Total assets	$206,070,508	$214,615,633

LIABILITIES
Current liabilities:
Accounts payable	$3,016,509	$5,587,290
Accrued liabilities	892,858	938,829
Long-term debt, current portion	49,892,193	32,534,084
Fair value of derivative financial instruments	52,306	111
Customer drilling deposits	2,511,856	5,581,877

Total current liabilities	56,365,722	44,642,191

Deferred compensation	1,112,198	651,287
Deferred income taxes	10,289,262	12,559,549
Long-term debt	15,256,975	40,949,836
Fair value of derivative financial instruments	146,668	—
Other long-term liabilities	4,292,132	3,962,254

Total liabilities	87,462,957	102,765,117

SHAREHOLDERS’ EQUITY
Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
42,530,766 Common shares (2009 — 30,484,361)	132,034,607	117,142,639
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital — options and warrants	4,735,629	4,467,246
To be issued:
9,185 Common shares	45,925	45,925

	136,792,531	121,632,180
Deficit	(18,184,980)	(9,781,664)

Total shareholders’ equity	118,607,551	111,850,516

Total liabilities and shareholders’ equity	$206,070,508	$214,615,633

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE

Contract drilling	$4,555,485	$3,831,250	$15,667,095	$16,328,000
Oil and gas production	5,616,269	6,239,324	17,644,686	20,198,187
Gas transmission, compression and processing	784,750	1,123,921	2,835,327	6,528,132

Total revenue	10,956,504	11,194,495	36,147,108	43,054,319

DIRECT EXPENSES

Contract drilling	3,196,824	2,913,418	11,574,230	12,328,110
Oil and gas production	3,988,755	2,658,985	11,007,455	7,598,044
Gas transmission, compression and processing	91,902	960,879	512,452	2,955,204

Total direct expenses	7,277,481	6,533,282	23,094,137	22,881,358

OTHER EXPENSES (INCOME)

Selling, general and administrative	2,479,006	2,601,514	7,811,382	8,404,519
Options, warrants and deferred compensation	226,066	285,309	729,295	1,022,774
Depreciation, depletion and amortization	3,388,841	3,304,139	9,906,178	10,610,630
Interest expense	1,603,067	2,196,091	5,073,965	6,892,550
Interest income	(191,430)	(52,698)	(667,686)	(67,708)
Loss (gain) on sale of assets	209,206	(3,356,177)	218,709	(3,369,082)
Fair value loss (gain) on derivative financial instruments	(359,398)	4,847	337,195	(4,477)
Refinancing costs	—	—	625,344	—
Other, net	(91,228)	292,073	(307,808)	600,896

Total other expenses	7,264,130	5,275,098	23,726,574	24,090,102

LOSS BEFORE INCOME TAXES	(3,585,107)	(613,885)	(10,673,603)	(3,917,141)

INCOME TAX EXPENSE (BENEFIT)	(1,075,874)	508,116	(2,270,287)	571,357

NET LOSS	$(2,509,233)	$(1,122,001)	$(8,403,316)	$(4,488,498)

NET LOSS PER SHARE
Basic	$(0.06)	$(0.04)	$(0.23)	$(0.16)

Diluted	$(0.06)	$(0.04)	$(0.23)	$(0.16)

SHARES OUTSTANDING

Basic	41,044,918	28,873,105	36,709,848	27,508,925

Diluted	41,044,918	28,873,105	36,709,848	27,508,925

See accompanying notes.

NGAS Resources, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING ACTIVITIES
Net loss	$(2,509,233)	$(1,122,001)	$(8,403,316)	$(4,488,498)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Incentive bonus paid in common shares	80,002	68,001	80,002	426,251
Options, warrants and deferred compensation	226,066	285,309	729,295	1,022,774
Depreciation, depletion and amortization	3,388,841	3,304,139	9,906,178	10,610,630
Loss (gain) on sale of assets	209,206	(3,356,177)	218,709	(3,369,082)
Fair value loss (gain) loss on derivative financial instruments	(359,398)	4,847	337,195	(4,477)
Accretion of debt discount	640,674	1,004,682	2,093,135	2,869,276
Deferred income taxes (benefit)	(1,075,874)	508,116	(2,270,287)	571,357
Changes in assets and liabilities
Accounts receivable	37,767	311,360	1,741,346	5,077,373
Prepaid expenses and other current assets	(269,700)	(353,376)	(63,730)	(328,971)
Accounts payable	(868,681)	(144,533)	(2,570,781)	(7,269,488)
Accrued liabilities	(68,916)	(46,040)	(45,971)	(56,024)
Deferred compensation	—	(2,094,700)	—	(2,209,700)
Customers’ drilling deposits	279,941	1,923,271	(3,070,021)	358,716
Other long-term liabilities	99,025	155,091	329,878	477,917

Net cash provided by (used in) operating activities	(190,280)	444,989	(988,368)	3,688,054

INVESTING ACTIVITIES

Proceeds from sale of assets	1,646,534	35,857,613	5,444,311	35,911,646
Purchase of property and equipment	(64,413)	(195,261)	(5,922,029)	(2,683,061)
Change in bonds and deposits	(250)	5,000	(250)	15,203
Change in oil and gas properties, net	(703,023)	(3,841,799)	(1,840,808)	(7,918,894)

Net cash provided by (used in) investing activities	878,848	31,825,553	(2,318,776)	25,324,894

FINANCING ACTIVITIES

Decrease in loans to related parties	—	890	538	3,164
Proceeds from issuance of common shares	—	6,089,476	4,701,968	6,089,476
Payments of deferred financing costs	(2,499)	(10,882)	(166,773)	(383,442)
Proceeds from issuance of long-term debt	—	—	4,480,000	—
Payments of long-term debt	(65,494)	(45,021,578)	(4,936,222)	(34,733,578)

Net cash provided by (used in) financing activities	(67,993)	(38,942,094)	4,079,511	(29,024,380)

Change in cash	620,575	(6,671,552)	772,367	(11,432)
Cash, beginning of period	4,484,442	7,642,019	4,332,650	981,899

Cash, end of period	$5,105,017	$970,467	$5,105,017	$970,467

SUPPLEMENTAL DISCLOSURE

Interest paid	$997,811	$1,204,354	$2,608,802	$4,026,548
Income taxes paid	—	—	—	—
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
Note 3 — Oil and Gas Properties
     The following table presents the capitalized costs and accumulated depreciation, depletion and amortization (DD&A) for our oil and gas properties, gathering facilities and well equipment as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Proved oil and gas properties	$203,725,293	$203,670,153
Unproved oil and gas properties	6,140,187	5,441,933
Gathering facilities and well equipment	16,154,695	15,411,788

	226,020,175	224,523,874
Accumulated DD&A	(50,910,564)	(42,334,195)

Net oil and gas properties and equipment	$175,109,611	$182,189,679

Note 4 — Other Property and Equipment
     The following table presents the capitalized costs and accumulated depreciation for our other property and equipment as of September 30, 2010 and December 31, 2009. Capitalized costs for building and improvements at September 30, 2010 reflect our purchase of the building in Lexington, Kentucky that houses our principal and administrative offices for $5.6 million in February 2010. The building had been acquired for approximately the same amount during 2006 by a company formed for that purpose by our executive officers and a key employee. See Note 13 — Related Party Transactions. We obtained financing for part of the purchase price on the terms described in Note 10 — Long-Term Debt.

	September 30,	December 31,
	2010	2009
Land	$12,908	$12,908
Building and improvements	5,664,265	64,265
Machinery and equipment	5,414,634	5,866,853
Office furniture and fixtures	175,862	175,862
Computer and office equipment	717,130	688,261
Vehicles	1,735,852	1,810,064

	13,720,651	8,618,213
Accumulated depreciation	(4,130,380)	(3,505,120)

Net other property and equipment	$9,590,271	$5,113,093

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
Note 6 — Loans to Related Parties
     We extended loans to several of our officers prior to 2003 and to one of our shareholders in 2004. The shareholder loan bears interest at 5% per annum and had an outstanding balance of $75,141 at September 30, 2010 and $75,679 at December 31, 2009. The loan is collateralized by the shareholder’s interests in our drilling partnerships and is repayable from partnership distributions. The loans receivable from officers totaled $171,429 at September 30, 2010 and December 31, 2009. These loans are non-interest bearing and unsecured.
Note 7 — Deferred Financing Costs
     Other than refinancing costs recognized for our convertible note restructuring, the financing costs for our convertible debt and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. See Note 10 — Long-Term Debt. Upon any conversion of our outstanding 2010 notes or payment of amortization installments on the notes in shares of our common stock, the principal amount converted or repaid will be added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our convertible debt and credit facility aggregated $837,908 at September 30, 2010 and $1,235,705 at December 31, 2009, net of accumulated amortization.

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
Note 9 — Customer Drilling Deposits
     Prepayments under drilling contracts with sponsored partnerships are recorded as customer drilling deposits upon receipt. Contract drilling revenues are recognized on the completed contract method as wells are drilled, rather than when funds are received. Customer drilling deposits of $2,511,856 at September 30, 2010 and $5,581,877 at December 31, 2009 represent unapplied prepayments for wells that were not completed as of the balance sheet dates.
Note 10 — Long-Term Debt
     Convertible Notes. On January 12, 2010, we exchanged the entire $37 million outstanding principal amount of our 2005 notes for $28.7 million in new amortizing convertible notes due May 1, 2012, together with a combination of common stock, warrants and cash payments of approximately $2.7 million. The 2010 notes bear interest at 6% per annum, payable quarterly in cash, and are convertible at $2.18 per common share, subject to certain volume limitations and adjustments for certain corporate events. We are required to make equal monthly principal amortization payments on the 2010 notes during the last 24 months of their term. Subject to certain conditions and true-up adjustments, we may elect to pay all or part of any principal installment in our common shares, valued at the lesser of $2.18 per share or 95% of the 10-day volume-weighted average price (VWAP) of the common stock prior to the installment date. We elected to pay the initial amortization installments in common shares. See Note 11 — Capital Stock and Note 16 — Subsequent Events. As of September 30, 2010, we had $23.9 million principal amount of 2010 notes outstanding.
     Because the net present value of the cash flows from the 2010 notes did not change significantly from the 2005 notes, we accounted for the exchange transaction as a debt modification under FASB Accounting Standards Codification Topic (ASC) 470, Debt, which requires that any value exchanged be deferred. In addition, deferred financing costs previously recorded for the 2005 notes continue to be amortized over the life of the 2010 notes, with debt issuance costs expensed as incurred. See Note 7 — Deferred Financing Costs. As a result, we recognized refinancing costs of $625,344 during the first nine months of 2010. During that period, we also recognized non-cash interest expenses of $2,093,136, representing accretion of the debt discount on the 2010 notes under the effective interest method, as well as a fair value loss on derivative financial instruments of $337,195 under the mark-to-market provisions of ASC 815, Derivatives and Hedging, reflecting changes in fair values of the embedded conversion features of the convertible debt and the warrants issued in the exchange transaction.
     Credit Facility. We have a revolving credit facility maintained by NGAS Production under a credit agreement with KeyBank National Association, as administrative agent and primary lender. The facility provides for revolving term loans in an aggregate amount up $125 million, subject to borrowing base thresholds determined semi-annually by the lenders. Interest is payable at fluctuating rates ranging from the agent’s prime rate to 2.25% above that rate, and amounted to 5.5% at September 30, 2010. The facility is guaranteed by NGAS and is secured by liens on our oil and gas properties. The facility has a scheduled maturity in September 2011, resulting in the classification of our revolving debt as a current liability at September 30, 2010.
     We have outstanding borrowings of $37 million under the credit facility, with a borrowing base of $37 million as of September 30, 2010. This reflects an amendment to the credit agreement that permitted us to complete the exchange transaction for our convertible debt in January 2010, subject to monthly reductions of $1 million to the borrowing base through June 2010. The amendment also restricts upstream dividends from NGAS Production for any principal amortization payments on the 2010 notes that would cause outstanding borrowings under the facility to exceed 80% of the prevailing borrowing base. We are in compliance with our financial and other covenants under the credit facility, subject to receiving a waiver or forbearance from the lenders with respect to our noncompliance with the leverage ratio under our credit agreement as of September 30, 2010. See Note 16 – Subsequent Events.
     Building Loan. In February 2010, NGAS Production financed 80% of the purchase price for the office building that houses our administrative offices in Lexington, Kentucky with a $4.48 million loan from Traditional Bank, Inc. See Note 13 — Related Party Transactions. The loan bears variable interest at 1.625% above the WSJ money rate index and is repayable in monthly installments of $29,420 through February 2015, with the balance of approximately $3.75 million due at maturity. Obligations under the loan are secured by a mortgage on the property and are guaranteed by NGAS. The loan had an outstanding balance of $4,400,502 at September 30, 2010.

     Installment Loan. In June 2009, NGAS Production obtained a $2.3 million loan from Central Bank & Trust Co. to finance its commitment under an airplane purchase contract entered in 2005. The loan bears interest at 5.875% per annum and is repayable in monthly installments of $16,428 over a three-year term, with the balance due at maturity. During the second quarter of 2010, we sold a 25% interest in the airplane for $700,000 and applied $575,000 of the proceeds as a partial prepayment. The loan is secured by our remaining 75% interest in the airplane and had an outstanding balance of $1,626,559 at September 30, 2010.
     Acquisition Debt. We issued a promissory note for $854,818 in 1986 to finance our acquisition of mineral claims in Alaska. The note is repayable at the rate of $2,000 per month, without interest, and had an outstanding balance of $252,818 at September 30, 2010.
     Total Long-Term Debt and Maturities. The following tables summarize our total long-term debt at September 30, 2010 and December 31, 2009 and the principal payments due each year through 2015 and thereafter.

	September 30,	December 31,
Principal Amount Outstanding	2010	2009
Total long-term debt (including current portion)	$65,149,168	$73,483,920
Less current portion	49,892,193	32,534,084	(1)

Total long-term debt	$15,256,975	$40,949,836

Debt Maturities(1)

Remainder of 2010	$3,092,879
2011	50,252,615
2012	7,533,024
2013	182,029
2014	189,907
2015 and thereafter	3,898,714

(1)	Excludes allocations of $2,047,378 for the unaccreted debt discount on the 2010 notes at September 30, 2010 and $4,555,513 for the unaccreted debt discount on the 2005 notes at December 31, 2009.
Note 11 — Capital Stock
     Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at September 30, 2010 or December 31, 2009.
     Common Shares. The following table reflects transactions involving our common stock during the reported periods. These include common shares and warrants issued in our convertible note exchange during the first quarter of 2010 and in underwritten offerings during the third quarter of 2009 and the second quarter of 2010. We also issued common shares each month, beginning on June 1, 2010, in payment of the monthly amortization installments on the 2010 notes. See Note 10 — Long-Term Debt. Under the true-up provisions of the 2010 notes, if the 20-day VWAP of our stock following an installment payment in common shares differs from the share value applied to that payment, any shortfall is settled in additional common shares, and any surplus is applied to reduce the next amortization installment. The table reflects these monthly share issuances and related true-up adjustments through the end of September 2010. See Note 16 — Subsequent Events.

Common Shares Issued	Shares	Amount
Balance, December 31, 2008	26,543,646	$110,626,912
Issued in underwritten offering	3,480,000	6,089,476
Issued as stock awards under incentive plan	460,715	426,251

Balance, December 31, 2009	30,484,361	117,142,639
Issued in convertible note restructuring	3,037,151	5,188,333
Issued in underwritten offering	3,960,000	4,701,968
Issued in payment of amortization installments under 2010 notes	4,973,062	4,921,665
Issued as stock awards under incentive plan	76,192	80,002

Balance, September 30, 2010	42,530,766	$132,034,607

Paid In Capital — Options and Warrants	Amount
Balance, December 31, 2008	$3,774,600
Recognized	692,646

Balance, December 31, 2009	4,467,246
Recognized	268,383

Balance, September 30, 2010	$4,735,629

Common Shares to be Issued	Shares	Amount
Balance, September 30, 2010 and December 31, 2009	9,185	$45,925

     Stock Options and Awards. We maintain equity incentive plans adopted in 2001 and 2003 for the benefit of our directors, officers, employees and certain consultants. The 2001 plan provides for the grant of options to purchase up to 3 million common shares, and the 2003 plan reserves 4 million common shares for stock awards and grants of stock options. Awards may be subject to restrictions or vesting requirements, and option grants must be at prevailing market prices. Stock awards were made under the 2003 plan for a total of 460,715 shares during 2009 and 76,192 shares during the first nine months of 2010. Transactions in stock options during those periods are shown in the following table.

			Weighted Average
Stock Options	Issued	Exercisable	Exercise Price
Balance, December 31, 2008	4,613,668	1,413,668	$3.95
Vested	—	1,225,000	4.69
Expired	(740,000)	(740,000)	4.06

Balance, December 31, 2009	3,873,668	1,898,668	3.92
Vested	—	317,500	6.53
Expired	(1,553,668)	(1,553,668)	5.37
Forfeited	(75,000)	(27,500)	3.71

Balance, September 30, 2010	2,245,000	635,000	$2.93

     At September 30, 2010, the exercise prices of options outstanding under our equity plans ranged from $1.51 to $7.64 per share, with a weighted average remaining contractual life of 3.75 years. The following table provides additional information on the terms of stock options outstanding at September 30, 2010.

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
or Range	Number	Life (years)	Price	Number	Price
$1.51	1,610,000	4.61	$1.51	—	$—
6.51 — 7.64	635,000	1.57	6.53	635,000	6.53

	2,245,000			635,000

     We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the accompanying consolidated financial statements, the fair value estimates for option grants assumes a risk free interest rate ranging from 0.03% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from six months to six years based on the vesting provisions of the options. This resulted in non-cash charges for options and warrants of $692,646 in 2009 and $268,383 in the first nine months of 2010.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net loss as reported for basic EPS	$(2,509,233)	$(1,122,001)	$(8,403,316)	$(4,488,498)
Adjustments to loss for diluted EPS	—	—	—	—

Net loss for diluted EPS	$(2,509,233)	$(1,122,001)	$(8,403,316)	$(4,488,498)

Denominator:

Weighted average shares for basic and diluted EPS	41,044,918	28,873,105	36,709,848	27,508,925

Basic and diluted EPS	$(0.06)	$(0.04)	$(0.23)	$(0.16)

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
Note 15 — Commitments
     Operating Lease Obligations. We incurred operating lease expenses totaling $2,670,002 in 2009 and $1,872,074 in the first nine months of 2010. As of September 30, 2010, we had future obligations under operating leases as follows:

Future Lease Obligations
Remainder of 2010	$579,862
2011	1,853,837
2012	616,087
2013	77,495
2014 and thereafter	31,959

Total	$3,159,240

     Gas Gathering and Sales Commitments. We have various long-term commitments under gas gathering and sales agreements entered with Seminole Energy in connection with our sale of the Appalachian Gathering System during the third quarter of 2009. See Note 5 — Note Receivable. These include monthly gathering fees of $862,750, with annual escalations at the rate of 1.5%, operating fees of $182,612 per month, plus $0.20 per Mcf of purchased gas, and capital fees in amounts intended to yield a 20% internal rate of return for all capital expenditures on the system by Seminole Energy. These agreements have an initial term of fifteen years with extension rights.

Note 16 — Subsequent Events
     Convertible Note Amortization. On October 1 and November 1, 2010, we paid monthly amortization installments on the 2010 notes in common shares. See Note 10 — Long-Term Debt. Based on the pricing and true-up provisions of the 2010 notes, we issued a total of 1,628,385 shares for the October installment and 2,257,235 shares for the November installment. These issuances increased our total common stock outstanding to 46,416,385 shares as of the date of this report. See Note 11 — Capital Stock.
     Credit Facility Noncompliance. In November 2010, we entered into negotiations with the lenders under our credit facility for a waiver or forbearance with respect to our noncompliance with the leverage ratio under our credit agreement as of September 30, 2010. The covenant limits our consolidated funded indebtedness (excluding the 2010 notes) at the end of the quarter to not more than 4.75 times our consolidated earnings for the trailing twelve-month period before cash interest expense, income tax expense and DD&A, to the extent deducted in determining our consolidated net income or loss for that period. If we are unable to obtain a waiver of the covenant default, we will be required to restructure or seek to replace our credit facility.

NGAS Resources, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We are an independent exploration and production company focused on unconventional natural gas plays in the eastern United States, principally in the southern Appalachian Basin. For over 25 years, we have specialized in generating our own geological prospects in this region, where we have established expertise and recognition. We also operate the gas gathering facilities for our core properties, providing deliverability directly from the wellhead to the interstate pipeline network serving major east coast natural gas markets. During the last three years, we have successfully transitioned to horizontal drilling throughout our Appalachian acreage and expanded our operations to the Illinois Basin. We believe our extensive operating experience, coupled with our relationships with partners, suppliers and mineral interest owners, gives us competitive advantages in developing these resources to deliver volumetric growth.
Capital Structure
     Since mid-2009, we completed several deleveraging initiatives. During the third quarter last year, we substantially reduced our credit facility debt with proceeds from the sale of 485 miles of our Appalachian gas gathering facilities (Appalachian Gathering System) for $35.5 million, plus a promissory note for $14.5 million, payable in monthly installments with 8% interest through December 2011. We further reduced our credit facility debt by $8.8 million with proceeds from equity offerings in August 2009 and May 2010. In addition, during the first quarter of 2010, we exchanged $37 million of 6% convertible notes due December 2010 for $28.7 million in new amortizing convertible notes due May 1, 2012 (2010 notes), together with a combination of cash, common shares and warrants. See “Liquidity and Capital Resources.”
Business Strategy
     Our oil and gas properties span over 360,000 gross acres, concentrated in the southern Appalachian Basin, where we added 60,000 acres last year near our Leatherwood and Amvest fields. Over 76% of our operated properties in this region and in the Illinois Basin are undeveloped. Our strategy for efficient development of these resources has been transformed by advances in air-driven horizontal drilling and staged completion technology optimized for our operating areas. We began this transition early in 2008 and had a total of 56 horizontals on line by the end of September 2010. With an extensive inventory of horizontal locations for ongoing development, we are positioned to achieve sustainable growth under a low-cost structure with several key components.
•	Organic Growth with Reduced Capital Spending. We have addressed the challenging conditions in our industry by funding our capital budget from cash flow and opening up our core properties to joint development with industry partners and sponsored drilling partnerships. Our 2009 drilling partnership raised over $19 million for participation in 22 horizontal wells. We have a 20% interest in that program, increasing to 35% after payout. This enabled us to meet our near-term drilling commitments and objectives with a reduced budget of $12 million in 2009. We have retained this structure for participation by our current drilling partnership in up to 57 horizontal wells on our core Appalachian properties through the first quarter of 2011, while continuing to maintain our capital expenditures in line with our operating cash flows.
•	Horizontal Drilling Advances. Horizontal drilling has enhanced the value proposition of our properties by substantially increasing recovery volumes and rates at dramatically lower finding costs. The ability to drill extended lateral legs also allows us to develop areas that would otherwise be inaccessible due to challenging terrain or coal mining activities. Most of our horizontals traverse one or more sections of the Devonian shale formation, which blankets our Appalachian properties at an average depth of 4,500 feet, or the New Albany shale in the Illinois Basin at depths from 2,600 to 2,800 feet. By extending the laterals and increasing the number of completion stages, we continue to improve the performance of our horizontal shale wells. We have also drilled our first two horizontals through the Weir sandstone formation in the Roaring Fork field. Although the wells are at the beginning stages of production, we are very encouraged by initial results We have over 70,000 undeveloped acres that are prospective for this play and plan to drill additional Weir horizontals at an accelerated pace, with a view to shifting more of our production to crude oil.

•	Infrastructure Position. We operate the Appalachian Gathering System and have firm capacity rights for 30 Mmcf/d of controlled gas through the system, which interconnects to Spectra Energy Partners’ East Tennessee Interstate pipeline network. This ensures long-term deliverability from our connected fields, representing over 90% of our Appalachian production. Our operating and capacity rights also preserve our competitive advantages in assembling additional undeveloped acreage around our core properties in the region as coal mining operations wind down. The sale of the Appalachian Gathering System did not include our 50% interest in a processing plant for extracting natural gas liquids (NGL) from system throughput at its delivery point in Rogersville, Tennessee. This is within 5.5 miles of an 880-megawatt gas-fired power plant under construction by the Tennessee Valley Authority, which will substantially increase regional demand when completed next year.
Drilling Operations
     Geographic Focus. As of September 30, 2010, we had interests in approximately 1,400 wells, concentrated on our Appalachian properties, which span over 315,000 acres. We believe our long and successful operating history has positioned us as a leading producer in this region. Although mineral development in Appalachia has historically been dominated by coal mining interests, it is also one of the oldest and most prolific natural gas producing areas in the United States. The primary payzone throughout our Appalachian acreage is the Devonian shale formation, also referred to as the Huron shale. This is considered an unconventional target due to its low permeability, requiring effective treatment to enhance gas flows. Estimated ultimately recoverable volumes (EURs) of natural gas for our vertical Devonian shale wells reflect modest initial volumes offset by low annual decline rates. Our New Albany shale play in the Illinois Basin has similar geological, production and reserve characteristics.
     Horizontal Air Drilling. Air-driven horizontal drilling and staged completion technology has dramatically improved the economics of our shale plays in the Appalachian and Illinois Basins. Our laterals are drilled to traverse the targeted section of the payzone, guided by real-time data on the drill bit location. This allows the well bore to stay in contact with the reservoir longer and to intersect more fractures in the formation. We perform a staged treatment process on our horizontal shale wells to enhance natural fracturing with large volumes of nitrogen, generally one-million standard cubic feet for each of eight or more stages. While approximately three times more expensive than our vertical shale wells, horizontal drilling has substantially increased our recovery volumes and rates at lower overall finding costs. Extending the lateral legs out to 4,800 feet and adding more completion stages has further improved our performance this year, with anticipated EURs exceeding 1.0 Bcfe. In addition, by stacking multiple horizontals on a single drill site, we continue to drive down our finding and development costs.
     Drilling Results. The following table shows our gross and net development and exploratory wells drilled during 2009 and the first nine months of 2010.

	Development Wells			Exploratory Wells
	Productive		Dry	Productive	Dry
	Gross	Net	Gross	Gross	Gross

Year ended December 31, 2009
Vertical	10	1.6972	—	—	—

Horizontal	24	5.0588	—	—	—

Subtotal(1)	34	6.7560	—	—	—

Nine months ended September 30, 2010
Vertical	1	1.0000	—	—	—

Horizontal	22	3.5000	—	—

Subtotal	23	4.5000	—	—	—

Total	57	11.2650	—	—	—

(1)	Includes 9 gross (1.9560 net) non-operated wells.
     Participation Rights. The interests in some of our operated properties in the Appalachian Basin, primarily our Leatherwood field, are subject to participation rights retained by the mineral interest owners, generally up to 50% of the working interest in wells drilled on the covered acreage. We had third-party participation for working interests in our horizontal Leatherwood wells averaging 35% in 2009 and 33% in the first nine months of 2010.

Drilling Partnerships
     Benefits. Since 1996, we have sponsored 38 drilling partnerships for accredited investors to participate in many of our drilling initiatives. In addition to addressing the high capital requirements of our business, this structure enables us to diversify our well inventory, satisfy our drilling commitments and reduce our finding costs by leveraging our buying power for drilling services and materials. It also allows us to capture higher and more stable sales prices by expanding the production capacity we can provide to gas purchasers. We focus on low risk, repeatable locations for our drilling partnerships, generally near existing production on large tracts with excellent geology that is well suited for horizontal drilling. This year’s drilling partnership has held initial closings of its private placement for approximately $16 million through the date of this report and will participate with us in up to 57 horizontal wells planned through the first quarter of 2011.
     Structure. Our drilling partnerships are structured to share development costs and returns with private investors and optimize their tax advantages through functional allocations of intangible drilling costs. Under this structure, proceeds from the private placement of interests in each investment partnership, together with our 1% capital contribution, are pooled in a separate joint venture or “program” that we form to conduct operations. We contribute capital to each joint venture program in proportion to our initial interest, established at 20% in recent programs. After program payout, we earn an additional reversionary interests in program wells, generally amounting to 15% of the total program interests. We conduct drilling operations for managed programs on a cost-plus basis, with our share of drilling contract profit eliminated on consolidation in our financial statements.
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
     Production Profile, Volumes and Prices. Our Appalachian wells produce high quality natural gas at low pressures with little or no water production. As of December 31, 2009, the reserve life index of our estimated proved reserves, representing the ratio of reserves to annual production, was 19.7 years overall and approximately 13.5 years for our proved developed producing reserves, based on annualized fourth quarter production. The following table shows our production volumes of natural gas, crude oil and NGL during the three months and nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, along with our average sales prices in each of the reported periods.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
Production volumes:
Natural gas (Mcf)	652,780	816,393	2,028,711	2,521,223	3,321,146
Oil (Bbl)	12,769	11,887	36,886	37,313	48,737
Natural gas liquids (gallons)	1,540,637	1,458,541	3,489,610	3,895,199	4,858,044

Equivalents (Mcfe)	844,944	997,103	2,511,748	3,037,238	3,977,920

Average sales prices:
Natural gas (per Mcf)	$5.74	$5.67	$5.98	$6.31	$6.17
Oil (per Bbl)	69.12	60.76	70.52	48.03	52.63
Natural gas liquids (per gallon)	0.64	0.61	0.83	0.64	0.73

          Future Gas Sales Contracts. We use fixed-price, fixed-volume physical delivery contracts that cover portions of our natural gas production at specified prices during varying periods of time to address commodity price volatility. Our physical delivery contracts are not treated as financial hedges and are not subject to mark-to-market accounting. The financial impact of these contracts is included in our oil and gas revenues at the time of settlement. As of September 30, 2010, we have contracts in place for approximately 46% of our gas production from operated Appalachian properties at a weighted average sales price of $6.61 per Mcf during the remainder of the year and for approximately 33% of that production at a weighted average sales price of $6.66 per Mcf during the first six months of 2011.
Results of Operations — Three Months Ended September 30, 2010 and 2009
          Revenues. The following table shows the components of our revenues for the three months ended September 30, 2010 and 2009, together with their percentage of total revenues in the current period and percentage change on a period-over-period basis.

	Three Months Ended September 30,
		% of		%
Revenue:	2010	Revenue	2009	Change
Contract drilling	$4,555,485	42%	$3,831,250	19%
Oil and gas production	5,616,269	51	6,239,324	(10)
Gas transmission, compression and processing	784,750	7	1,123,921	(30)

Total	$10,956,504	100%	$11,194,495	(2)

          Total revenues for the three months ended September 30, 2010 reflect the impact of reduced drilling activity in prior periods, low natural gas prices and third-party ownership of the Appalachian Gathering System, which eliminated both our revenues and cost savings from these facilities following their sale during the third quarter last year. Although our revenues benefitted from a ramp up in contract drilling for our 2010 partnership during the third quarter, in view of our current business model for maintaining our capital budget in line with operating cash flows, we do not expect this overall trend to reverse without significant improvement in commodity prices.
          Contract drilling revenues are driven by the size and timing of our drilling partnership initiatives. We generally receive the proceeds from private placements by sponsored partnerships as prepayments under our drilling contracts and recognize contract drilling revenues as the wells are drilled. Prior to the third quarter of 2010, however, we drilled several horizontal wells with planned participation by this year’s partnership in advance of funding from its private placement, which was launched in April 2010. Contract drilling revenues for the current quarter reflect reimbursements for the partnership’s share of drilling costs for those wells, together with funding for the partnership’s participation in additional horizontals drilled during the quarter.
          Production revenues for the third quarter of 2010 reflect reduced drilling activity in prior periods, higher transportation costs and continued weakness in natural gas prices. Our production output of 845 Mmcfe in the current quarter was 15% below our near-record production of 997 Mmcfe in the third quarter of 2009, which benefitted from higher working interests in wells drilled during the prior year on operated properties. Weighted average prices for our natural gas sales were $6.08 per Mcf for Appalachian production and $5.74 per Mcf overall during the current quarter, compared to $6.53 and $5.67 per Mcf, respectively, in the third quarter of 2009. Approximately 50% of our natural gas production in the current quarter was sold under fixed-price physical delivery contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
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

          Expenses. The following table shows the components of our direct and other expenses for the three months ended September 30, 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Three Months Ended September 30,
Direct Expenses:	2010	Margin	2009	Margin
Contract drilling	$3,196,824	30%	$2,913,418	24%
Oil and gas production	3,988,755	29	2,658,985	57
Gas transmission, compression and processing	91,902	88	960,879	15

Total direct expenses	$7,277,481	34	$6,533,282	42

Other Expenses (Income):		% Revenue		% Revenue
Selling, general and administrative	$2,479,006	23%	$2,601,514	23%
Options, warrants and deferred compensation	226,066	2	285,309	3
Depreciation, depletion and amortization	3,388,841	31	3,304,139	30
Interest expense, net of interest income	1,411,637	13	2,143,393	19
Loss (gain) on sale of assets	209,206	2	(3,356,177)	N/A
Fair value loss (gain) on derivative financial instruments	(359,398)	N/A	4,847	—
Other, net	(91,228)	N/A	292,073	3

Total other expenses	$7,264,130		$5,275,098

          Contract drilling expenses reflect the level and timing of drilling initiatives conducted with participation by our sponsored partnerships. These expenses represented 70% of contract drilling revenues in the current quarter, compared to 76% in the year-earlier period. Margins for contract drilling operations reflect our cost-plus pricing model, which we adopted in 2006 to address price volatility for drilling services, equipment and steel casing requirements, as well as improved efficiencies from ongoing refinements in our horizontal drilling and completion techniques.
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
          Selling, general and administrative (SG&A) expenses are comprised primarily of selling and promotional costs for our sponsored drilling partnerships and general overhead costs. Our SG&A expenses in the current quarter decreased by 5% from the same period last year, primarily due to the timing of marketing activities for sponsored drilling partnerships and the level of partnership sales. As a percentage of revenues, SG&A was flat on a year-over-year basis.
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

          Cash interest expense for the current quarter was $962,393, representing a 19% decrease from the third quarter of 2009. This resulted primarily from lower convertible debt levels following our note restructuring in January 2010 and a reduction of $48.8 million in credit facility debt from our monetization of the Appalachian Gathering System and equity raises during the third quarter of 2009 and the second quarter of 2010. See “Liquidity and Capital Resources.” We recognized non-cash interest expense of $640,674 in the current quarter for accretion of the debt discount on the 2010 notes under the effective interest method.
          We recorded a fair value gain of $359,398 on derivative financial instruments during the current quarter under mark-to-market accounting for the embedded conversion features of the 2010 notes and related warrants. The accounting treatment of the convertible debt restructuring is discussed in Note 10 to the consolidated financial statements included in this report.
          Net Loss and EPS. We recognized net losses of $2,509,233 in the third quarter of 2010 and $1,122,001 in the same period last year, reflecting the foregoing factors. Basic and diluted loss per share (EPS) was $(0.06) on 41,044,918 weighted average common shares outstanding in the current quarter, compared to $(0.04) on 28,873,105 weighted average shares in the third quarter of 2009.
Results of Operations — Nine Months Ended September 30, 2010 and 2009
          Revenues. The following table shows the components of our revenues for the nine months ended September 30, 2010 and 2009, together with their percentages of total revenue in the current period and percentage change on a period-over-period basis.

	Nine Months Ended September 30,
		% of		%
Revenue:	2010	Revenue	2009	Change
Contract drilling	$15,667,095	43%	$16,328,000	(4)%
Oil and gas production	17,644,686	49	20,198,187	(13)
Gas transmission, compression and processing	2,835,327	8	6,528,132	(57)

Total	$36,147,108	100%	$43,054,319	(16)

          Contract drilling revenues for the first nine months of 2010 reflect the 80% share of outside investors in the last four wells drilled with our 2009 partnership and the initial 19 wells with participation by this year’s drilling partnership, which was launched in April 2010. Our 2010 drilling partnership has raised approximately $16 million through the date of this report.
          Production revenues for the first nine months of 2010 reflect lower natural gas prices as well as reduced drilling activity during prior periods, which contributed to a 17% decrease in production output to 2,512 Mmcfe, compared to record production of 3,037 Mmcfe in the first nine months of 2009. During the current period, weighted average prices for our natural gas sales were $6.44 per Mcf for our Appalachian production and $5.98 per Mcf overall, compared to $7.44 and $6.31 per Mcf, respectively, in first nine months of 2009. Approximately 50% of our natural gas production in the current period was sold under fixed-price physical delivery contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
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
          Expenses. The following table shows the components of our direct and other expenses for the nine months ended September 30, 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Nine Months Ended September 30,
Direct Expenses:	2010	Margin	2009	Margin
Contract drilling	$11,574,230	26%	$12,328,110	24%
Oil and gas production	11,007,455	38	7,598,044	62
Gas transmission, compression and processing	512,452	82	2,955,204	55

Total direct expenses	$23,094,137	36	$22,881,358	47

Other Expenses (Income):		% Revenue		% Revenue
Selling, general and administrative	$7,811,382	22%	$8,404,519	20%
Options, warrants and deferred compensation	729,295	2	1,022,774	2
Depreciation, depletion and amortization	9,906,178	27	10,610,630	25
Interest expense, net of interest income	4,406,279	12	6,824,842	16
Loss (gain) on sale of assets	218,709	1	(3,369,082)	N/A
Fair value loss (gain) on derivative financial instruments	337,195	1	(4,477)	—
Refinancing costs	625,344	2	—	N/A
Other, net	(307,808)	N/A	600,896	—

Total other expenses	$23,726,574		$24,090,102

          Contract drilling expenses reflect the level and timing of drilling initiatives conducted with participation by our sponsored drilling partnerships. These expenses represented 74% of contract drilling revenues in the current quarter, compared to 76% in the year-earlier period, reflecting our cost-plus pricing model adopted in 2006 to address price volatility for drilling services and materials, coupled with improved horizontal drilling efficiencies.
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
          SG&A expenses in the first nine months of 2010 decreased by 7% from the same period last year, primarily due to various cost cutting measures as well as the timing of marketing activities for sponsored drilling partnerships and the level of partnership sales. As a percentage of revenues, SG&A increased to 22% in the current period from 20% in the first nine months of 2009.
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
          Cash interest expense for the current period was of 2,980,830, representing a 26% decrease from the first nine months of 2009. This resulted primarily from lower convertible debt levels following our note restructuring in January 2010 and a reduction of $48.8 million in credit facility debt from our monetization of the Appalachian Gathering System and equity raises during the third quarter of 2009 and the second quarter of 2010. See “Liquidity and Capital Resources.” We recognized non-cash interest expense of $2,093,135 in the current period for accretion of the debt discount on the 2010 notes under the effective interest method.
          We recognized a fair value loss of $337,195 on derivative financial instruments during the current period under mark-to-market accounting for the embedded conversion features of the 2010 notes and related warrants. We also recognized refinancing costs of $625,344 during the current period for the note restructuring.

          Net Loss and EPS. We recognized net losses of $8,403,316 in the first nine months of 2010 and $4,488,498 in the same period last year, reflecting the foregoing factors. Basic and diluted EPS was $(0.23) on 36,709,848 weighted average common shares outstanding in the current period, compared to $(0.16) on 27,508,925 weighted average shares in the first nine months of 2009. The non-cash interest charges for accretion of the debt discount on our convertible debt and the fair value loss on derivative financial instruments accounted for $2,430,330 or $(0.07) per share of our reported net loss in the first nine months of 2010.
          The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year.
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
          Net cash of $988,368 was used in operating activities in the first nine months of 2010. During the period, we used net cash of $2,318,776 in investing activities, of which approximately $1.8 million represents capital expenditures for developing our oil and gas properties. Our net cash of $4,079,511 from financing activities primarily reflects proceeds from our equity raise, part of which was applied to debt reduction under our credit facility, and proceeds of an installment loan, which was used to fund part of our office building acquisition. See “Related Party Transactions.” As a result of these activities and related cash management, our net cash increased from $4,332,650 at December 31, 2009 to $5,105,017 at September 30, 2010.
          We had a working capital deficit of $38,319,079 at September 30, 2010. This reflects the current portion of the 2010 notes and the reclassification of our credit facility debt as a current liability based on the scheduled maturity of the facility in September 2011. In addition, as of September 30, 2010, we were not in compliance with the leverage ratio under our credit agreement. We have entered into negotiations with the lenders to restructure the facility as a result of the covenant default, which could otherwise result in a cross-default under our 2010 notes. See “Risk Factors.” We have engaged financial advisors to assist us pursue strategic alternatives, which may include the sale of assets or other types of merger or acquisition transactions intended to maximize shareholder value.
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
          We raised $19.25 million last year for our 2009 drilling partnership, which participated with us in a portfolio of 22 horizontal wells on our operated properties. We have a 20% interest before payout and a 35% interest after payout in our 2009 program. This structure and several joint venture arrangements with industry partners enabled us to meet our annual drilling commitments with $12 million of capital expenditures last year, reflecting a 75% reduction from our 2008 drilling budget. We have retained this structure for our 2010 drilling partnership, which has raised $16 million through the date of this report. With our critical infrastructure in place and our partnership sales on track, we expect to meet our current drilling commitments and near-term objectives for organic growth with a reduced drilling budget funded from operating cash flow.

          In January 2010, we exchanged our outstanding 6% convertible notes due December 15, 2010 in the aggregate principal amount of $37 million (2005 notes) for $28.7 million in new amortizing convertible notes due May 1, 2012, together with common shares, warrants and cash payments of approximately $2.7 million. The 2010 notes bear interest at 6% per annum, payable quarterly. They are convertible at the option of the holders into our common stock at $2.18 per share, and the warrants issued in the exchange are exercisable at $2.37 per share, subject in each case to certain volume limitations and adjustments for certain fundamental change transactions or share recapitalizations. We are required to make equal monthly principal amortization payments on the 2010 notes during the last 24 months of their term. Subject to certain volume limitations, true-up adjustments and other conditions, we may elect to pay all or part of any principal installment in common stock, valued at the lesser of $2.18 per share or 95% of the 10-day volume weighted-average price of the stock prior to the installment date. We made the monthly amortization installments in common shares, resulting in total issuances of 8,858,682 shares as of the date of this report, with approximately $21.5 million in 2010 notes outstanding.
          The 2010 notes are subject to customary non-financial covenants and remedies upon specified events of default, including cross-default with our credit facility. Holders also have the right to require us to redeem their notes in cash upon any event of default at 125% of their principal amount or upon a change of control at 110% of their principal amount. Alternatively, holders may convert their 2010 notes in connection with any change of control and receive either common shares based on the price of our stock at that time or the consideration that would be received for the underlying shares in the change of control transaction. Under certain conditions, we may call the 2010 notes for redemption to force their conversion. Any 2010 notes that are neither repaid, redeemed nor converted will be repayable at maturity in cash plus accrued and unpaid interest.
          We have a senior secured revolving credit facility maintained by our operating subsidiary, NGAS Production Co., with KeyBank National Association, as agent and primary lender. The facility provides for revolving term loans and letters of credit in an aggregate amount up to $125 million, subject to borrowing base thresholds determined semi-annually by the lenders. The facility has a scheduled maturity in September 2011, resulting in the classification of our revolving debt as a current liability at September 30, 2010. Outstanding borrowings under the facility bear interest at fluctuating rates ranging from the agent’s prime rate to 2.25% above that rate, depending on the amount of borrowing base utilization. The facility is guaranteed by NGAS and is secured by liens on our oil and gas properties.
          In January 2010, we entered into an amendment to the credit agreement for the facility that permitted us to complete our convertible note exchange, subject to certain non-financial covenants and borrowing base modifications. These include restrictions on upstream dividends from NGAS Production for any principal amortization payments on the 2010 notes that would cause outstanding borrowings under the facility to exceed 80% of the prevailing borrowing base. The amendment also provided for monthly borrowing base reductions of $1 million through June 30, 2010. At that time, the borrowing base for the facility was redetermined at $37 million, reflecting the commodity price environment and our reduced drilling activity. Outstanding borrowings under the credit facility totaled $37 million on September 30, 2010 and the date of this report. As of September 30, 2010, we had $37 million outstanding under the credit facility, with $35.8 million outstanding as of the date of this report. As of September 30, 2010, we were not in compliance with the leverage ratio under our credit agreement. The covenant limits our consolidated funded indebtedness (excluding the 2010 notes) at the end of the quarter to not more than 4.75 times our consolidated earnings for the trailing twelve-month period before cash interest expense, income tax expense and DD&A, to the extent deducted in determining our consolidated net income or loss for that period. We have entered into negotiations with the lenders to restructure the facility as a result of the covenant default, which could otherwise result in a cross-default under our 2010 notes. See “Risk Factors.”
          Our ability to maintain covenant compliance for our credit facility and to service and repay our revolving and convertible debt will be subject to our future performance and prospects as well as market and general economic conditions. Our future revenues, profitability and rate of growth will continue to be substantially dependent on the market price for natural gas. Future commodity prices will also have a significant impact on our ability to maintain or increase our borrowing capacity, obtain additional capital on acceptable terms and attract drilling partnership capital. While we have been able to mitigate some of the steep decline in natural gas prices with fixed-price, fixed-volume physical delivery contracts that cover portions of our natural gas production, we are exposed to price volatility for future production not covered by these arrangements. See “Quantitative and Qualitative Disclosures about Market Risk” and “Risk Factors.”
          We have addressed the economic downturn and challenging conditions in our industry by monetizing most of our gas gathering infrastructure, deleveraging and modifying our business model to reduce our reliance on the financial and capital markets. To realize our long-term goals for growth in revenues and reserves, however, we will continue to be dependent on those sources of capital or other financing alternatives. Any constriction in the capital markets or protracted weakness in domestic energy markets could require us to sell additional assets or pursue other financing or strategic arrangements to meet those objectives and to repay or refinance our long-term debt at maturity.

Forward Looking Statements
          Some statements made by us in this report are prospective and constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act of 1933. Other than statements of historical fact, all statements that address future activities, outcomes and other matters we plan, expect, budget, intend or estimate, and other similar expressions, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control. If the assumptions we use in making forward-looking statements prove incorrect or the risks described in this report and incorporated by reference to our 2009 annual report on Form 10-K were to occur, our actual results could differ materially from future results expressed or implied by the forward-looking statements in this report. See “Risk Factors.” Risks that could affect forward-looking statements include the following:
•	uncertainty about future production levels, required capital expenditures and credit agreement compliance;
•	commodity price volatility;
•	increases in the cost of developing and producing our reserves;
•	unavailability or increased costs of drilling rigs, services and materials;
•	drilling, operational and environmental risks;
•	regulatory changes and litigation risks; and
•	uncertainties in estimating oil and gas reserves and projecting future production rates.
Contractual Obligations and Commercial Commitments
          General. Our contractual obligations include long-term debt, operating leases, drilling commitments, transportation commitments, asset retirement obligations and leases for various types of equipment. The following table summarizes our contractual financial obligations at September 30, 2010 and their future maturities. The table does not include commitments under our gas gathering and sales agreements described below.

	Operating	Debt
Year	Leases	Maturities(1)
Remainder of 2010	$579,862	$3,092,879
2011	1,853,837	50,252,615
2012	616,087	7,533,024
2013	77,495	182,029
2014	25,567	189,907
2015 and thereafter	6,392	3,898,714

Total	$3,159,240	$65,149,168

(1)	Excludes an allocation of $2,047,378 for the unaccreted debt discount on the 2010 notes.
          Gas Gathering and Sales Commitments. We have various commitments under our gas gathering and sales agreements entered with Seminole and Seminole Energy in connection with our sale of the Appalachian Gathering System in 2009. These agreements provide us with firm capacity rights for 30 Mmcf/d of controlled gas and have an initial term of fifteen years with extension rights. Our commitments under these agreements include:
•	Base monthly gathering fees of $862,750, with annual escalations at the rate of 1.5%;
•	Base monthly operating fees of $182,612, plus $0.20 per Mcf of purchased gas; and
•	Monthly capital fees in amounts intended to yield a 20% internal rate of return for all capital expenditures on the Appalachian Gathering System by Seminole Energy.
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
Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of September 30, 2010 in connection with the filing of this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 in connection with the filing of this report, using the criteria established under Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective based on those criteria as of September 30, 2010.
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
PART II. OTHER INFORMATION
Item 1A Risk Factors
          In addition to the risks described elsewhere in this report and incorporated by reference to our 2009 annual report on Form 10-K, we are subject to the following risks relating to our secured credit facility, which could also impact our outstanding convertible debt.
Our cash flow is not sufficient to maintain compliance with the covenants of our existing credit facility.
          As of the date of this report, we have outstanding borrowings of $37 million under our credit facility, with a borrowing base of $37 million, and $21.5 million principal amount of outstanding 2010 notes. Our credit facility requires that as of the end of each quarter our consolidated funded indebtedness (excluding the 2010 notes) be not more than 4.75 times our consolidated earnings for the trailing twelve-month period before cash interest expense, income tax expense, depreciation and amortization, each as defined in our credit agreement. As of September 30, 2010, we were not in compliance with the leverage ratio covenant.
          In November 2010, we entered into negotiations with the lenders under our credit facility for a waiver or forbearance with respect to our covenant default, which will require us to to restructure our credit facility. In the event we are unsuccessful in negotiating a restructuring under our credit agreement, we could be required to repay the total outstanding credit facility balance. In addition, our 2010 notes contain a cross default provision that would entitle the holders to call their 2010 notes for redemption at a default rate equal to 125% of their principal amount if we were unable to reach agreement with our credit facility lenders. We do not have sufficient cash to make these payments and can make no assurances that our negotiations with our credit facility lenders for restructuring our obligations under the facility will be successful. If we are unable to restructure these obligations or develop a plan acceptable to our lenders for regaining compliance with the leverage covenant or for refinancing our credit facility within a specified period, our creditors could force us into bankruptcy and liquidate our assets to satisfy their debt.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
          During the third quarter of 2010, we issued a total of 3,857,357 shares of our common stock to the holders of our 2010 notes in payment of the monthly amortization installments on the notes. The shares were issued without registration under the Securities Act of 1933 based on their status as exempt securities under Section 3(a)(9) of the Securities Act.
Item 6 Exhibits
          See “Index to Exhibits” attached to this report and incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGAS Resources, Inc.
Date: November 9, 2010	By:	/s/ William S. Daugherty
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