Form 10-K
period 2010-12-31
NGAS Resources Inc
filed 2011-03-01
CIK 746834

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Year Ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
Commission File No. 0-12185
NGAS Resources, Inc.
(Exact name of registrant as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

120 Prosperous Place, Suite 201
Lexington, Kentucky	40509-1844
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (859) 263-3948
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months and (2) has been subject to those filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for any shorter period required).
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2).	Yes No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $39,174,933.
As of February 28, 2011, there were 70,953,689 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III of this report.

Cautionary Notice
               Statements made by us in this report other than statements of historical fact are prospective and constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Other than statements of historical fact, all statements that address future activities, outcomes and other matters we plan, expect, budget, intend or estimate, and other similar expressions, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including:
•	lack of liquidity and limited forbearance from covenant defaults on our senior and convertible debt;

•	conditions to closing for the pending sale of the company, including shareholder approval;

•	uncertainty about our ability to continue as a going concern in the absence of a sale of the company;

•	commodity price volatility;

•	increases in the cost of developing and producing our reserves and unproved properties;

•	drilling, operational and environmental risks; and

•	uncertainties about future federal and state regulatory, conservation and tax measures.
               If the assumptions we use in making forward-looking statements prove incorrect or the risks described in this report occur, our actual results could differ materially from future results expressed or implied by the forward-looking statements. See “Risk Factors.”
_________________________
_________________________
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

Part I
Items 1 and 2 Business and Properties
Overview
               We are an independent exploration and production company focused on natural gas shale plays in the eastern United States, principally in the southern Appalachian Basin. We have specialized for over 25 years in generating our own geological prospects in this region, where we have established expertise and recognition. We also operate the gas gathering facilities for our core properties, providing deliverability directly from the wellhead to the interstate pipeline network serving major east coast natural gas markets. During the last three years, we have transitioned to horizontal drilling throughout our Appalachian acreage and expanded our operations to the Illinois Basin. Our core assets include over 330,000 acres with interests in approximately 1,350 wells and an extensive inventory of horizontal drilling locations.
               We were organized in 1979 under the laws of British Columbia. All of our oil and gas operations are conducted through our wholly owned subsidiary, NGAS Production Co. (NGAS Production), which we acquired in 1993. Our principal executive offices are located at Lexington, Kentucky. Unless otherwise indicated, references in this report to NGAS, the company or to we, our or us include NGAS Resources, NGAS Production and its subsidiaries and interests in managed drilling partnerships.
Recent Developments
               Reduced Capital Spending. We have addressed the challenging market conditions in our industry by funding our capital budget from cash flow and opening up our core properties to joint development with industry partners and sponsored drilling partnerships. Our 2010 drilling partnership raised over $23 million for participation in 25 horizontal wells. We have a 20% interest in that program, increasing to 35% after payout. This enabled us to meet most of our annual drilling commitments, while continuing to fund our capital expenditures from cash flows.
               Deleveraging Initiatives. Since mid-2009, we completed several initiatives to deleverage and rationalize our capital structure. We substantially reduced our revolving senior debt during the third quarter of 2009 by monetizing most of our Appalachian gas gathering assets, while retaining firm capacity for our controlled gas flows and long-term operating rights for the facilities, which we refer to as the Appalachian gathering system. See “Gas Gathering and Processing.” We further reduced our credit facility debt with proceeds from equity offerings in August 2009 and May 2010. In addition, during the first quarter 2010, we restructured convertible debt that was maturing at year end with new 6% amortizing convertible notes due May 1, 2012 (convertible notes). While improving our balance sheet, we were unable to mitigate the impact of reduced drilling activity, higher gas transportation costs from third-party ownership of the Appalachian gathering system and continuing weakness in natural gas prices on our operating cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Liquidity and Capital Resources.”
               Debt Covenant Defaults. On November 9, 2010, we reported that we were not in compliance with the leverage coverage covenant under our credit agreement as of end of the third quarter, which also triggered a cross default on the convertible notes. Our third quarter report also disclosed our prior engagement of a financial advisor to assist us pursue strategic alternatives. At that time, we had $35.8 million of credit facility debt and $21.5 million of outstanding convertible notes. We subsequently obtained limited forbearance from the covenant defaults, conditioned on completing a qualifying transaction that results in the repayment of the credit facility in full and all outstanding convertible notes at a default rate by March 31, 2011 or any extension by the credit facility lenders.
               Pending Sale of the Company. On December 23, 2010, we entered into a definitive agreement with Magnum Hunter Resources Corporation (Magnum Hunter) for the acquisition of the company by Magnum Hunter in an all-stock transaction to be implemented as an arrangement under British Columbia law, where we are organized at the parent company level (arrangement). Under the terms of the arrangement agreement, each common share of NGAS will be transferred to Magnum Hunter for the right to receive 0.0846 of a share of Magnum Hunter common stock (NYSE: MHR). The consummation of the arrangement is subject to various conditions, including approval of the arrangement by the company’s shareholders, receipt of Canadian court approval, repayment of the company’s senior and convertible debt by Magnum Hunter and restructuring of the company’s gas gathering agreements. See “MD&A – Contractual Obligations and Commercial Commitments.” The transactions contemplated by the arrangement agreement are scheduled to close on or about March 31, 2011, although there is no assurance that the acquisition will ultimately be consummated or that our lenders and note holders would continue to forbear on pursuing their legal remedies in that event. See “Risk Factors.” If the arrangement is completed, NGAS will become a wholly owned subsidiary of Magnum Hunter.

Drilling Operations
               Geographic Focus. As of December 31, 2010, we had interests in a total of 1,364 wells, concentrated on our operated Appalachian properties. Although mineral development in Appalachia has historically been dominated by coal mining interests, it is also one of the oldest and most prolific natural gas producing areas in the United States. The primary pay zone throughout our Appalachian acreage is the Devonian shale formation, providing predictable locations for repeatable drilling. It is considered an unconventional target due to its low permeability, requiring effective treatment to enhance gas flows. Estimated ultimately recoverable volumes (EURs) of natural gas for our vertical Devonian shale wells reflect modest initial volumes offset by low annual decline rates. Our New Albany shale play in the Illinois Basin has similar geological, production and reserve characteristics.
               Horizontal Drilling Advances. Air-driven horizontal drilling and staged completion technologies optimized for our operating areas in the Appalachian and Illinois Basins have dramatically improved the economics of our shale plays. The ability to drill extended lateral legs also allows us to develop areas that would otherwise be inaccessible due to challenging terrain or coal mining activities. Most of our horizontals traverse Huron or Cleveland sections of the Devonian shale formation, which blankets our Appalachian properties at an average depth of 4,500 feet, or the New Albany shale in the Illinois Basin at depths from 2,600 to 2,800 feet. We have also drilled our first two horizontals through the Weir sandstone formation in the Roaring Fork field. Although the wells are at the beginning stages of production, we are very encouraged by initial results We have over 70,000 undeveloped acres that are prospective for this play
               Drilling Results. Our laterals are drilled at a slight angle from the bottom to the top of the formation, guided by real-time data on the drill bit location. This allows the well bore to stay in contact with the reservoir longer and to intersect more fractures in the formation. We perform a staged treatment process on our horizontal wells to enhance natural fracturing with large volumes of nitrogen, generally one-million standard cubic feet for each of eight or more stages. While up to four times more expensive than vertical wells, horizontal drilling has substantially increased our recovery volumes and rates at lower overall finding costs. By stacking multiple horizontals on a single drill site and extending their lateral legs up to 4,500 feet, we have further improved our cost efficiencies and performance.
               The following table shows the number of our gross and net development and exploratory wells drilled during the last three years. Gross wells are the total number of wells in which we have a working interest. Net wells reflect our working interests, without giving effect to any reversionary interest we may earn in managed drilling partnerships. Drilling results for 2010 include 4 gross (0.7000 net) horizontal wells drilled during the fourth quarter of the year. All of the wells drilled during 2010 were on line and producing to sales at year-end.

	Development Wells			Exploratory Wells
Year Ended	Productive		Dry	Productive		Dry
December 31,	Gross	Net	Gross	Gross	Net	Gross

2010

Vertical	1	1.0000	—	—	—	—

Horizontal	26	4.2000	—	—	—	—

Subtotal	27	5.2000	—	—	—	—

2009

Vertical	10	1.6972	—	—	—	—

Horizontal	24	5.0588	—	—	—	—

Subtotal(1)	34	6.7560	—	—	—	—

2008

Vertical	137	58.8522	—	9	8.8125	—

Horizontal	47	15.7254	—	—	—	—

Subtotal(2)	184	74.5776	—	9	8.8125	—

Total	245	86.5336	—	9	8.8125	—

(1)	Includes 9 gross (1.9560 net) non-operated wells.

(2)	Includes 25 gross (2.6003 net) non-operated development wells. Exploratory wells were drilled in our Licking River and Haley’s Mills projects. Exploratory well costs for these projects are discussed in Note 5 to the consolidated financial statements included in this report.

               Participation Rights. The interests in some of our operated properties in the Appalachian Basin, primarily our Leatherwood field, are subject to participation rights retained by the mineral interest owners, generally up to 50% of the working interest in wells drilled on the covered acreage. During 2010, we had third-party participation for average working interests of 34% in our horizontal wells in Leatherwood. See “Oil and Gas Properties.”
               Drilling Operations. We do not operate any of the rigs or equipment used in our drilling operations, relying instead on specialized subcontractors or joint venture partners for all drilling and completion work. This has enabled us to streamline our operations and conserve capital for new wells, while retaining control over all geological, drilling, engineering and operating decisions. The geological characteristics of our Appalachian properties enables us to drill most of our horizontal wells within 15 days from spudding. Because of scheduling complexities for handling large volumes of nitrogen in the treatment stage, we have an overall drilling and completion cycle of at least 28 days for most of our horizontal wells. With the core gas gathering infrastructure in place for all our operated properties, we are usually able to bring our horizontal wells on line within one week after completion.
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
               Production Profile. Our Appalachian wells produce high quality natural gas at low pressures with little or no water production. Vertical wells in this region share a predictable profile characterized by moderate annual production declines throughout an economic life of 25 years or more without significant remedial work. Although the production history for horizontal wells in our operating areas is limited, reported production declines are consistent with profiles for vertical shale wells in the region. As of December 31, 2010, the reserve life index of our estimated proved reserves, representing the ratio of reserves to annual production, was 17.3 years overall and approximately 12.8 years for our proved developed producing reserves, based on 2010 production levels.
               Production Volumes, Prices and Costs. The following table shows our net production volumes for natural gas, crude oil and NGL during the last three years and the fourth quarters of 2010 and 2009.

	Three Months Ended
	December 31,		Year Ended December 31,
Production volumes:	2010	2009	2010	2009	2008

Natural gas (Mcf)	690,497	799,923	2,719,209	3,321,146	3,087,596

Crude oil (Bbl)	7,960	11,424	44,846	48,737	57,291

Natural gas liquids (gallons)	1,124,664	962,845	4,614,274	4,858,044	3,895,649

Equivalents (Mcfe)	822,606	940,681	3,334,354	3,977,920	3,745,124

               Production Prices and Costs. Our average sales prices for natural gas, crude oil and NGL during the last three years are listed below, along with our average lifting costs and transmission, compression and processing costs in each of the reported periods. The significant increase in transmission and compression costs during 2010 reflects the impact of gas gathering and sales agreements entered in connection with the sale of our Appalachian gas gathering system during the third quarter of 2009, which eliminated both our revenues and cost savings from ownership of these facilities. See “Gas Gathering and Processing” and “MD&A – Contractual Obligations and Commercial Commitments.”

Sales Prices and Production Costs:	Year Ended December 31,
	2010	2009	2008

Average sales prices:
Natural gas (per Mcf)	$5.81	$6.17	$8.89
Crude oil (per Bbl)	71.76	52.63	95.07
Natural gas liquids (per gallon)	0.86	0.73	1.41

Lifting costs (per Mcfe)	0.85	0.74	1.42
Transmission, compression and processing costs (per Mcfe)	2.42	2.28	1.85
               Future Gas Sales Contracts. We use fixed-price, fixed-volume physical delivery contracts that cover portions of our natural gas production at specified prices during varying periods of time to address commodity price volatility. Our physical delivery contracts are not treated as financial hedges and are not subject to mark-to-market accounting. The financial impact of these contracts is included in our oil and gas revenues at the time of settlement. As of December 31, 2010, we have contracts in place for approximately 33% of our gas production from operated Appalachian properties at a weighted average sales price of $6.66 per Mcf during the first six months of 2011.
Proved Oil and Gas Reserves
               General. The estimates of our proved oil and gas reserves at the end of each period covered in this report were prepared by Wright & Company, Inc., independent petroleum engineers (Wright & Co.). Wright & Co. was selected for its geographic expertise and historical experience in engineering properties in our operating areas. The technical personnel of Wright & Co. responsible for preparing the estimates meet the qualification, independence, objectivity and confidentiality standards of the Society of Petroleum Engineers for estimating and auditing reserves. The summary reserve report of Wright & Co. covering its estimates of our proved oil and gas reserves as of December 31, 2010 is included as an exhibit to this report. We have not filed any estimates of our proved reserves with any federal agency during the past year other than estimates included in periodic reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). We also file our Exchange Act reports with Nasdaq Stock Market, Inc. and the British Columbia Securities Commission.
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
               Revised Reserve Rules. Our reserve estimates as of December 31, 2010 were prepared in accordance with Subpart 1200 of Regulation S-K and Item 4-10 of Regulation S-X under the Exchange Act and related Compliance and Disclosure Interpretations on the Oil and Gas Rules issued by the SEC in October 2009 (current reserve rules). The current reserve rules went into effect at the end of 2009. They are intended to modernize reserve estimation and reporting standards to reflect current industry practices and technologies. Estimates of our proved oil and gas reserves as of December 31, 2008 were prepared in accordance with the SEC’s reserve estimation and disclosure rules in effect prior to the current reserve rules (prior reserve rules).
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
               Commodity Pricing. Economic producibility for estimates under the current reserve rules is determined using the unweighted average of the first-of-the-month spot prices for each commodity category during the twelve months preceding the date of the estimate, except for future production to be sold at contractually determined prices. Under the prior reserve rules in effect for 2008, economic producibility was based on commodity prices as of the date of the estimate. In all cases, costs are determined as of the date the estimate, and both prices and costs are held constant over the estimated life of the reserves. These prices are shown in the following table.

Commodity prices for reserve estimates:	2010	2009	2008

Natural gas (Mcf)	$4.38	$3.87	$5.51

Crude oil (Bbl)	79.43	61.18	44.60

Natural gas liquids (Bbl)	49.64	34.32	26.20
               Reserve Quantities. The following table summarizes the estimated quantities of our proved developed reserves and proved undeveloped reserves as of December 31, 2010 and 2009, using the twelve-month average pricing model under the current reserve rules. Historical reserve estimates shown in the table as of December 31, 2008 were based on commodity prices as of the date of the estimates in accordance with the prior reserve rules. All reserves are located within the continental United States.

	As of December 31,
Proved Reserves:	2010	2009	2008

Natural gas (Mmcf)
Proved developed	35,192	38,177	44,817
Proved undeveloped	11,949	19,984	16,314

Total natural gas	47,141	58,161	61,131

Natural gas liquids (Mbbl)
Proved developed	1,260	1,391	1,500
Proved undeveloped	616	1,262	697

Total natural gas liquids	1,876	2,653	2,197

Crude oil (Mbbl)
Proved developed	650	709	602
Proved undeveloped	139	4	—

Total crude oil	789	713	602

Total natural gas equivalents (Mmcfe) (1)
Proved developed	46,652	50,776	57,425
Proved undeveloped	16,479	27,581	20,496

Total proved reserves	63,131	78,357	77,922

(1)	Crude oil and NGL are converted to equivalent natural gas volumes at a 6:1 ratio.
               Changes in Proved Reserves. As of December 31, 2010, our proved undeveloped (PUD) reserves of 16.5 Bcfe represented 26% of our total proved reserves. None of our 2010 year-end PUDs have been included in our reported reserves for more than five years. Under the current reserve rules, proved undeveloped reserves are estimated volumes expected with reasonable certainty to be recovered from new wells on undrilled acreage within a reasonable time horizon, generally limited to five years from the date of the estimate, based on reliable technology that has demonstrated by field testing to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. We added 5.4 Bcfe in horizontal PUD locations supported by reliable technology as of December 31, 2010 and 1.1 Bcfe in proved developed reserves from wells drilled during the year on unproved locations. The additions were offset by net negative revisions of 16.9 Bcfe to our prior year estimates. The revisions reflect an increase of 2.3 Bcfe from higher 2010 average prices and decreases of 6.9 Bcfe due to quantity revisions and 12.3 Bcfe from the loss of 23,872 undeveloped acres due to a drilling commitment shortfall under our Leatherwood farmout. See “Oil and Gas Properties – Reserves from Significant Fields.”
               As of December 31, 2009, our PUD reserves of 27.6 Bcfe represented 35% of our total proved reserves and included 15.9 Bcfe in new horizontal PUD locations supported by reliable technology. During 2009, we converted 0.03 Bcfe in prior year-end PUDs and 19.4 Bcfe in unproved reserves into proved developed reserves. The additions were partially offset by negative revisions of 6.7 Bcfe to our proved developed reserves from lower 2009 average prices.

               Reserve Values. The following table summarizes the estimated future net cash flows from the production and sale of our proved reserves as of December 31, 2010, 2009 and 2008 and the standardized measure for reporting the present value of those cash flows, discounted at 10% per year in accordance with SEC regulations to reflect the timing of net cash flows (SEC-10). The future net cash flows were computed after giving effect to estimated future development and production costs, based on year-end costs and assuming the continuation of economic conditions at the time of the estimates. The standardized measure of future net cash flows gives effect to future income taxes on discounted future cash flows based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits.
(In thousands)

Estimated future net cash flows	As of December 31,
from proved reserves:	2010	2009	2008

Undiscounted future net cash flows(1)	$89,254	$88,207	$161,455
10% annual discount for estimated timing of cash flows	(63,150)	(59,441)	(93,892)

Standardized measure of discounted future net cash flows	$26,104	$28,766	$67,563

(1)	Reflects the twelve-month average of the first-day-of-the-month reference prices for 2010 and 2009, with year-end prices for 2008.
               Estimates of our proved reserves include PUD locations that would generate positive future net revenue based on the constant prices and costs determined under the current reserve rules but would have negative present value when discounted at 10% per year under the standardized measure. Although we lost 23,872 undeveloped acres in Leatherwood at the end of 2010 for failure to meet our annual drilling commitment for that block, the PUDs booked to that acreage had a negative SEC-10 value at December 31, 2009, creating a positive impact on the standardized measure at December 31, 2010. This was partially offset by the impact of adding 5.4 Bcfe in horizontal PUD locations in 2010, since all but one of the PUDs had a negative SEC-10 value.
               Reserve Pricing Sensitivity. Under the twelve-month average pricing model required by the current reserve rules, the natural gas price used in our reserve estimates at December 31, 2010 was 16% less than the 5-year average NYMEX strip price, before basis differentials. The following table shows the impact of NYMEX pricing assumptions on our reported proved reserves at December 31, 2010, both developed and undeveloped, and the discounted future net cash flows from our estimated proved reserves, before giving effect to any future income taxes on the discounted future cash flows (PV-10).

	Natural	Crude		Proved		Total
	Gas	Oil	NGL	Developed	PUD	Proved
2010 Pricing Assumptions:	Price	Price	Price	Reserves	Reserves	Reserves	PV-10
	($/Mcf)	($/Bbl)	($/Bbl)	(Bcfe)	(Bcfe)	(Bcfe)	(000)

Twelve-month average	$4.38	$79.43	$49.64	46.65	16.48	63.13	$42,198

5-year average NYMEX strip	5.22	93.01	58.13	50.97	46.36	97.60	55,865
Oil and Gas Properties
               Oil and Gas Interests. The following table shows our ownership interests under oil and gas leases and farmout agreements, by state, as of December 31, 2010. Our leases and farmouts are for varying primary terms and are generally subject to specified royalty or overriding royalty interests, development obligations and other commitments and restrictions.

	Developed		Undeveloped
Property Location:	Gross Acres	Net Acres	Gross Acres	Net Acres

Kentucky	93,209	34,701	184,116	156,498

Virginia	2,749	2,362	14,358	12,204

Tennessee	1,691	397	38,497	32,722

Arkansas	8,913	2,179	2,960	2,235

Oklahoma	2,127	426	—	—

Total	108,689	40,065	239,931	203,659

               Our oil and gas interests also include an overriding royalty interest of 1.35% retained after monetizing an assembled lease position in the Williston basin at the end of 2006. The position covers 18,411 gross (14,864 net) acres in the southwestern portion of Dunn County, North Dakota.
               Productive Wells. The following table shows, by state, our gross and net productive oil and gas wells as of December 31, 2010. All of the wells that were in progress or were drilled by year end but were awaiting installation of gathering lines.

	Gas Wells		Oil Wells		Total
Well Location:	Gross	Net	Gross	Net	Gross	Net

Kentucky	964	465.94	15	11.73	979	477.67
West Virginia	240	37.53	—	—	240	37.53
Arkansas	54	14.83	—	—	54	14.83
Virginia	40	31.83	1	1.00	41	32.83
Tennessee	19	6.69	—	—	19	6.69
Oklahoma	13	3.74	—	—	13	3.74
Other	—	—	18	0.23	18	0.23

Total	1,330	560.56	34	12.96	1,364	573.52

               Reserves from Significant Fields. The following table shows our estimated proved reserves, both developed and undeveloped, on a field-wide basis as of December 31, 2010.

	Proved Reserves at December 31, 2010
	Developed					Undeveloped
Field:	Gas	NGL	Oil	Total	%	Gas	NGL/Oil	Total
	(Mmcf)	(MBbls)	(MBbls)	(Mmcfe)		(Mmcf)	(MBbls)	(Mmcfe)

Leatherwood	9,737	584	80	13,723	85%	1,754	105	2,386
Arkoma	7,509	—	—	7,509	87	1,090	—	1,090
SME–Amvest	3,575	214	287	6,585	67	1,776	242	3,230
SME–Martin’s Fork	3,512	211	47	5,058	64	2,115	127	2,876
HRE	3,081	—	1	3,084	100	—	—	—
Straight Creek	2,413	145	84	3,786	93	203	12	276
Kay Jay	2,256	—	2	2,267	89	279	—	279
Fonde	1,488	79	2	1,976	25	4,363	262	5,933
Other fields	1,621	27	147	2,664	87	370	7	410

Total	35,192	1,260	650	46,652	74%	11,950	755	16,480

               Description of Significant Fields. Our producing properties and undeveloped acreage positions are concentrated in the southern Appalachian Basin. We also have interests in a non-operated coalbed methane project in the Arkoma Basin and non-operated projects in West Virginia and Virginia, as well as our New Albany shale play within the Illinois Basin in western Kentucky. Additional information about our significant fields is summarized below. Unless otherwise indicated, well counts, production volumes and reserve data are provided as of December 31, 2010.
               Leatherwood. The Leatherwood field extends 41 miles through Letcher, Perry, Leslie and Harlan Counties in eastern Kentucky. We acquired most of interests in this field late in 2002 under a farmout agreement with the mineral interest owners, Equitable Production Company and KRCC Oil & Gas, LLC. At that time, there was no gas gathering infrastructure in the region, which has a history as an active coal producing district. In 2005, we completed the construction of a 23-mile gathering system for Leatherwood and a 16-mile line connecting the field to the midstream portion of the Appalachian gathering system. Prior to the sale of the system in the third quarter of 2009, we added several pipeline and compression upgrades to keep pace with expanding Leatherwood production. Subject to meeting various stages of drilling commitments, our development rights under the initial Leather farmout covered approximately 59,000 acres. We expanded our position in Leatherwood during 2009 with the acquisition of a lease covering 10,300 gross (8,280 net) undeveloped acres in Leslie and Harlan Counties, Kentucky.

               Since completion of a successful 25-well exploratory project under the original Leatherwood farmout in 2003, we drilled a total 282 development wells on this acreage, including 45 horizontal wells. Vertical wells in Leatherwood produce from the Maxon sand, Big Lime and Devonian shale formations, and the horizontals have targeted the Lower Huron and Cleveland sections of the Devonian shale. The Leatherwood farmout provides the mineral interest owners with participation rights for up to 50% of the working interest in new wells, which were exercised for average total working interests of 34% in Leatherwood wells during 2010. Our interests in horizontal Leatherwood wells drilled during 2010 added 5.8 Bcfe to our proved developed reserves. We had a total of 297 wells on line in Leatherwood at year-end, with total daily gross and net production of 6,552 Mcfe and 2,403 Mcfe, respectively. We operate all the wells, which produce to sales through the Appalachian gathering system. Estimated reserves are 85% proved developed.
               The original Leatherwood farmout required us to drill a total of 200 wells through 2007, followed by an annual 25-well commitment. We satisfied the initial 200-well commitment ahead of schedule and continued to meet our annual drilling commitments through 2009. In December 2010, the farmout was terminated on a block of 23,872 undeveloped acres for failure to satisfy the portion of our annual drilling commitment required to hold that acreage. The termination does not affect the balance of our ownership interests or operating rights under the farmout. The lease acquired in 2009 to expand our Leatherwood position required us to drill at least three horizontal wells by the end of March 2011, followed by a two-well annual drilling commitment. [Status]
               Arkoma. The Arkoma field is a coalbed methane (CBM) project covering approximately 14,000 acres in the Arkoma Basin within Sebastian County, Arkansas and Leflore County, Oklahoma. Initial development of the project began in 2001 through a joint venture between CDX Gas, LLC, with a 75% stake, and Dart Energy Corporation, with a 25% interest. In November 2005, we acquired Dart Energy’s position, including its 25% interest in the field’s gathering system and a total of 48 CBM wells drilled by the joint venture. We also entered into a farmout with CDX for 90% of its majority (75%) interest in specified drilling locations on its acreage. Under the farmout, we assumed all of future developments costs for the CDX position and granted them a 25% carried working interest, increasing to 50% after payout of the covered wells. Combined with our interests from the Dart Energy acquisition, this gave us an overall position of approximately 73% in future development of the field. We participated in 15 horizontal wells under the Arkoma farmout before electing to terminate it in 2007. During the balance of 2007, we participated in four CBM wells through our interests from the Dart Energy acquisition. No wells were drilled in the last three years. We had interests in a total of 66 wells producing to sales in this field at the end of 2010, with daily gross and net CBM production of 8,036 Mcf and 1,799 Mcf, respectively. Estimated reserves from our interests in the Arkoma field are 87% proved developed.
               Amvest and Martin’s Fork. We acquired our interests in the Amvest and Martin’s Fork fields, including existing wells and infrastructure, during the fourth quarter of 2004. Also known as the Stone Mountain or SME fields, they span approximately 86,500 acres in Harlan County, Kentucky and Lee County, Virginia. Our interests are subject to annual drilling commitments for two wells in Martin’s Fork and four wells in Amvest. Since acquiring these interests, we have drilled a total of 66 wells on this acreage, including seven horizontal wells during 2010. Vertical wells produce from the Big Lime, Devonian shale and Clinton formations in Martin’s Fork at depths between 3,200 and 6,500 feet and from the Big Lime, Weir sand and Devonian shale formations in Amvest at depths between 3,800 and 5,500 feet. Oil is also produced from the Big Lime in Martin’s Fork and from the Big Lime and Weir sand in Amvest. Our horizontals have targeted the Lower Huron section of the Devonian shale in Martin’s Fork, which ranges in thickness up to 200 feet, and the Upper Huron and Cleveland sections of the Devonian shale in Amvest, with a combined thickness up to 130 feet. At year end, we had a total of 80 wells in Martin’s Fork and 81 wells in Amvest, with daily gross and net production aggregating 4,357 Mcfe and 2,919 Mcfe, respectively. We operate all the wells and produce all natural gas in these fields through the Appalachian gathering system. Estimated reserves are 67% proved developed in Amvest and 64% proved developed in Martin’s Fork.
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

               HRE. We have participated in development of the HRE fields with a joint venture partner, Hard Rock Exploration, Inc. (Hard Rock), under its leases and farmouts covering approximately 114,000 acres in Boone, Cabell, Jackson, Randolph and Roane Counties, West Virginia and Buchanan County, Virginia. From 2006 through the 2008, we participated in a total of 246 wells drilled by Hard Rock on its acreage, including 39 horizontals. Most of the HRE wells target the Lower Huron section of the Devonian shale formation at total depths up to 5,000 feet. Some of the wells also produce from the Berea sand formation at depths ranging from 2,600 to 2,700 feet. Hard Rock operates all of the wells in the HRE fields and controls all of the field-wide gathering facilities for their production. We have participated in developing the HRE fields primarily through our interests in sponsored drilling partnerships. As of year-end, we had interests in a total of 244 wells producing to sales in these fields, with daily gross and net production of 5,497 Mcfe and 731 Mcfe, respectively. Estimated reserves from our interests in the HRE fields are 100% proved developed.
               Straight Creek. The Straight Creek field is located in Bell and Harlan Counties, Kentucky. We have interests in approximately 28,000 acres in this field. In addition to several wells we acquired in the field during 2004, we have drilled 180 vertical wells in Straight Creek, which produce from the Maxon sand, the Big Lime, Devonian shale, Corniferous and Big Six sand formations at depths between 3,200 and 4,700 feet. During 2010, we drilled one horizontal well in Straight Creek through the Upper Huron and Cleveland sections of the Devonian shale, which have a combined thickness of approximately 80 feet in this field at an average depth of 4,000 feet. We operate all the wells in Straight Creek, which produce to sales through the Appalachian gathering system. As of year-end, we had a total of 193 wells on line in this field, with daily gross and net production of 2,176 Mcfe and 708 Mcfe, respectively. Estimated reserves from our interests in Straight Creek are 93% proved developed.
               Kay Jay. The Kay Jay field spans portions of Knox and Bell Counties, Kentucky. Our initial interests in the field were acquired in 1996 under a farmout for approximately 11,500 acres, with an ongoing annual drilling commitment for a total of four wells. We subsequently assembled an additional 15,500 acres under a leasing program for this field. Wells in Kay Jay produce natural gas from the Maxon sand, Big Lime, Borden, Devonian shale and Clinton formations at depths ranging from 2,200 to 3,300 feet. Oil is also produced from the Maxon sand. We operate all of our Kay Jay wells and retained our ownership of the field-wide gathering facilities, which are currently connected to third-party pipeline systems. In connection with our sale of the Appalachian gathering system during the third quarter of 2009, we granted certain first refusal rights to Seminole Energy for any sale of our interests in Kay Jay or in its field-wide gathering facilities. We had a total of 131 wells in Kay Jay producing to sales at year end, with daily gross and net natural gas production of 1,755 Mcfe and 562 Mcf, respectively. Estimated reserves from our interests in Kay Jay are 89% proved developed.
               Fonde. The Fonde field spans portions of Bell County, Kentucky and Claiborne County, Tennessee. We acquired our initial position for 3,900 acres in this field during 1998 and subsequently assembled an additional 39,000 acres under a series of farmouts and leases. We drilled a total of 65 vertical wells in Fonde, which produce natural gas from the Big Lime and Devonian shale formations at depths up to 4,500 feet, along with crude oil from the Big Lime. We completed construction of a 14-mile steel line early in 2008 to provide deliverability for our Fonde production into the Appalachian gathering system, enabling us to connect a backlog of wells. During 2009, we drilled our first horizontal well in Fonde through the Cleveland section of the Devonian shale, which ranges in thickness up to 100 feet at an average depth of 4,500 feet. We deferred our plans for additional horizontal wells in Fonde throughout 2010 and subsequently obtained an extension of a five-well drilling commitment under a lease covering approximately 23,000 acres in Fonde. At year-end, we had 37 wells in Fonde, with daily gross and net production of 903 Mcfe and 388 Mcfe, respectively. We operate all the wells and produce all natural gas in the field through the Appalachian gathering system. Estimated proved reserves are 62% proved developed.
               Haley’s Mill. Our New Albany shale play, known as Haley’s Mill, is situated in the southcentral portion of the Illinois Basin, spanning portions of Christian and Hopkins Counties in western Kentucky. We assembled our initial lease position during 2006 and subsequently expanded our position to approximately 52,000 acres. The New Albany shale formation blankets this acreage at depths ranging from 2,600 to 2,800 feet and has similar geologic characteristics to the Devonian shale in the Appalachian Basin. Although we completed the infrastructure build-out for the project during 2007, including a processing facility to reduce nitrogen levels in the gas to pipeline quality standards, our deliverability was substantially reduced by unanticipated constraints in third-party pipeline capacity. In September 2008, we completed an extension to an alternative pipeline network and began producing the project to sales. We had a total of 35 wells on line in Haley’s Mill at the end of 2010, including three horizontals, with daily gross and net year-end production of 683 Mcf and 546 Mcf, respectively. We did not book any proved reserves in Haley’s Mill at year-end.

Drilling Partnerships
               Partnership Business Model. Since 1996, NGAS Production has sponsored 38 drilling partnerships for accredited investors to participate in many of our drilling initiatives. Our drilling partnerships are structured to optimize tax advantages for private investors and share development costs, risks and returns proportionately, except for functional allocations of intangible drilling costs (IDC) to investors and reversionary interests that we earn after specified distribution thresholds are reached. Under our drilling partnership structure, proceeds from the private placement of interests in each investment partnership, together with our capital contribution, are contributed to a separate joint venture or “program” that we form with that partnership to conduct operations. In 2006, we changed the structure of our drilling and operating agreements with sponsored programs from turnkey to cost-plus pricing, designed to share our exposure to cost volatility for drilling services and equipment with outside investors and stabilize our margins for contract drilling operations. The portion of the profit on drilling contracts from our ownership interest in each program is eliminated on consolidation in our financial statements.
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
               Investment Capital. During the last three years, our sponsored drilling partnerships raised over $76 million in private placements with accredited investors for participation in many of our drilling initiatives. Proceeds from these private placements are used to fund the investors’ share of drilling and completion costs under our drilling and operating agreements. These payments are recorded as customer drilling deposits at the time of receipt. We recognize revenues from these operations on the completed contract method as the wells are drilled, rather than when funds are received. Our development activities through sponsored drilling partnerships during the last three years are summarized in the following table.

		Drilling Program Capital
	Total Wells	Partnership	Our	Total
Drilling Partnerships:	Contracted	Contributions	Contributions	Capital

2010	25	$23,105,546	$5,776,387	$28,881,933
2009	22	19,251,125	4,812,781	24,063,906
2008	89	34,460,340	10,919,628	45,379,968

Total	136	$76,817,011	$21,508,796	$98,325,807

               Drilling Program Interests. In addition to managing operations, we contribute capital to an operating joint venture program formed with each of our sponsored drilling partnerships in proportion to our initial ownership interest, and we share program distributions in the same ratio until program payout, generally established at 110% of the partners’ investment. After payout, we are entitled to specified increases in our distributive share, up to 15% of the total program interests. In 2008, we sponsored a program for 89 natural gas development wells, including 20 horizontal wells, on acreage controlled by a joint venture partner in West Virginia and Virginia. We have a 25% stake in the 2008 program, increasing to 40% after program payout. We retained all of our available working interest in wells drilled on our operated properties in 2008 to accelerate organic growth. In response to market conditions since that time, we reduced our capital expenditure budget and opened up our operated properties for joint development with sponsored partnerships, as well as industry partners. We have a 20% interest before payout and a 35% interest after payout in our 2010 and 2009 drilling partnerships..

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
Gas Gathering and Processing
               Infrastructure Monetization. Historically, we constructed and operated the gas gathering and compression facilities for all of our operated properties in the Appalachian and Illinois Basins. During the third quarter of 2009, we sold 485 miles of our Appalachian gas gathering and midstream facilities to Seminole Energy Services, LLC and its subsidiary (Seminole Energy) for $50 million, of which $14.5 million is payable in monthly installments through December 2011 with interest at 8% per annum. As part of the sale, we entered into gas gathering and sales agreements with Seminole Energy that provide us with long-term operating rights and firm capacity rights for daily delivery of 30,000 Mcf of controlled gas through the Appalachian gathering system for a fifteen-year terms with renewal options. This ensures continued deliverability from our connected fields, representing over 90% of our Appalachian production, to major east coast natural gas markets through an interconnect with Spectra Energy Partners’ East Tennessee Interstate pipeline network.
               Gas Gathering and Compression. Our gas gathering and sales agreements with Seminole Energy provide for fixed monthly gathering fees of $862,750, monthly operating fees of $182,612, plus $0.20 per Mcf of purchased gas, and capital fees in amounts intended to yield a 20% internal rate of return for all capital expenditures on the system by Seminole Energy. The gathering and compression fees reflect our firm capacity commitment for 30,000 Mcf/d and are subject to periodic increases based on operating costs and other contractual adjustments. On a per unit basis, these fees are volume dependent, and ranged from $2.25 to $3.08 per Mcf during 2010 for deliveries of our controlled gas through the Appalachian gathering system.
               Retained Gathering Systems Our sale of the Appalachian gathering system did not include the infrastructure for our Kay Jay field in eastern Kentucky or our Haley’s Mill project in western Kentucky, and we continue to receive gas gathering and compression fees for third-party production serviced by these facilities. We also own a 25% interest in the gas gathering facilities for our non-operated wells in the Arkoma Basin.
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
Customers
               Natural Gas Sales. We sell our natural gas production primarily through unaffiliated gas marketing intermediaries, including Seminole Energy and Stand Energy Corporation, which each account for more than 10% of our total gas sales. In addition to providing gas marketing services, these firms generally coordinate gas transportation arrangements and perform revenue receipt and related services. Our customers also include pipelines and transmission companies. During 2010, approximately 50% of our natural gas production was sold under fixed-price contracts at rates ranging from $5.20 to $8.68 per Dth. The balance of our natural gas production for the year was sold primarily at prices determined monthly under formulas based on prevailing market indices. The gas sales contracts covering both types of marketing arrangements yield upward adjustments from index based pricing for throughput with an energy content between 1 Dth and 1.1 Dth per Mcf.

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
               Utility Sales. Through our Sentra subsidiary, we own and operate distribution systems for retail sales of natural gas to two communities in southcentral Kentucky. As a public utility, Sentra’s gas sales are regulated by the Kentucky Public Service Commission. As of December 31, 2010, Sentra had over 200 customers, many of which are commercial and agri-business accounts. Demand for these services has benefited from increasing acceptance and use of natural gas by participants in the poultry industry, which is a major segment of the economy in Sentra’s service areas.
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
Office Facilities
               We occupy 13,852 square feet of commercial space for our principal and administrative offices in Lexington, Kentucky. The building was acquired in 2006 by a company formed for that purpose by our executive officers and a key employee. We entered into lease renewals for our offices in November 2007 for a five-year term at monthly rents initially totaling $20,398, subject to annual escalations, on the same terms as our prior lease. The building was purchased by NGAS Production in February 2010 for approximately the same purchase price paid by the management group in 2006. See “MD&A – Related Party Transactions.”
Employees
               As of December 31, 2010, we had 102 full-time employees. Our staff includes professionals experienced in geology, petroleum engineering, land acquisition, finance, accounting and law.

Item 1A Risk Factors
               The risks and related factors we consider material to our business are summarized below. The occurrence of any one of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows. In addition to the other information contained in this report, including the matters addressed in “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the following risk factors in evaluating the company.
We are in covenant default under our credit agreement and cross default of our convertible notes and, if we are unable the complete our pending sale to Magnum Hunter or enter into an alternative transaction which results in repayment of these debt obligations by March 31, 2011, we may be forced into bankruptcy by the credit facility lenders and note holders.
               We are currently in default of the leverage coverage covenant under our credit agreement, which triggered a cross default under our 6% amortizing convertible notes during the fourth quarter of 2010. The credit facility lenders and note holders have agreed to forbear from pursuing their legal remedies under the condition that the company complete a qualifying transaction that results in the repayment in full of all obligations under the credit agreement and the payment of all remaining convertible notes at a default rate by March 31, 2011 or a subsequent date not later than April 15, 2011 that the lenders may extend the forbearance deadline. There is no certainty that the lenders and note holders would continue to forbear if we fail to complete the pending sale of the company under our arrangement agreement with Magnum Hunter and are not able to enter into an alternative qualifying transaction which results in repayment of these obligations by the scheduled deadline. In that event, the company would not have sufficient funds to make these debt payments, and could be forced into bankruptcy if the credit facility lenders or note holders choose to pursue their legal remedies.
If we are unable to complete the arrangement or other qualifying transaction by the forbearance deadline imposed by our credit facility lenders and are forced into bankruptcy, our common stock would be severely diluted or eliminated entirely.
               We had a working capital deficit of $47.8 million as of December 31, 2010, primarily reflecting our obligations as of year-end under our credit agreement and convertible notes. Substantially all of our assets are pledged as collateral under our credit facility, and the lenders would be entitled to take possession and foreclose on our assets, including our cash balances, if we are unable to complete the arrangement or other qualifying transaction by the forbearance deadline. In that event, the holders of our convertible notes or other creditors may seek to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries, which would force us to make defensive voluntary filings of our own under the federal bankruptcy laws. In either case, it is likely that our common stock would be severely diluted if not eliminated entirely.
Based on our lack of financial liquidity and the limited forbearance from the covenant default under our credit agreement and cross default of our convertible notes, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2010 regarding their substantial doubt as to our ability to continue as a going concern.
               Based on our lack of financial liquidity and the limited forbearance from the covenant default under our credit agreement and cross default of our convertible notes, our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2010 regarding their substantial doubt as to our ability to continue as a going concern. As of December 31, 2010, our credit facility had an outstanding balance of $35.5 million, and we had $16.5 million in convertible notes outstanding, all of which had been called for redemption in cash at a default rate. Our consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to our recorded assets and liabilities that could be required if we were unable to satisfy the terms of our forbearance agreements with the credit facility lenders and note holders.
Although the arrangement will be a qualifying transaction, if completed by the forbearance deadlines imposed by our lenders and note holders, the consummation of arrangement is subject to certain closing conditions, and there is no assurance that those conditions will be satisfied.
               The consummation of the arrangement transaction with Magnum Hunter is subject to certain closing conditions including, among other things:

•	the affirmative vote of two-thirds of the votes cast by the holders of the company’s common stock;

•	the receipt of Canadian court approval;

•	the continuing effectiveness of the company’s agreement with its credit facility lenders to forbear from exercising any rights or remedies under our credit agreement;

•	the effective date of the arrangement being on or before March 31, 2011 or a subsequent date not later than April 15, 2011 that the lenders may extend the forbearance deadline;

•	the issuance of no more than 32 million shares of the company’s common stock to the holders of our convertible notes since November 15, 2010;

•	the absence of any event, circumstance or fact that individually or in the aggregate has had or would be expected to have a material adverse effect with respect to the company;

•	the absence of injunctions or restraints imposed by governmental entities;

•	the restructuring of our gas gathering and sales arrangements with Seminole Energy on substantially the terms set forth in a letter of intent among Magnum Hunter, NGAS Production and Seminole Energy in connection with our entry into the arrangement agreement; and

•	the full payment by Magnum Hunter of all remaining convertible notes at the applicable default rate and all outstanding obligations under the company’s credit facility.
               The arrangement agreement contains certain termination rights for both the company and Magnum Hunter, including a termination right for either party if the arrangement is not consummated by March 31, 2011 or any extension of the forbearance deadline by the credit facility lenders to not later than April 15, 2011. In addition, upon termination of the arrangement agreement under specified circumstances, the company will owe Magnum Hunter a cash termination fee of $4 million or reimbursement of its expenses not to exceed $4 million if our shareholders do not approve the arrangement. There is no assurance that the arrangement will be consummated. Whether or not the arrangement is completed, we have incurred and will continue to incur legal, financial advisor and other costs relating to the sale process.
If the arrangement is consummated, there is no assurance that its anticipated benefits will be realized, which could adversely affect the value of Magnum Hunter common stock received by shareholders of the company.
               If the arrangement is completed, NGAS will become a wholly owned subsidiary of Magnum Hunter. The success of the arrangement will depend, in part, on Magnum Hunter’s ability to effectively integrate our business with its own operations and realize the anticipated benefits from combined operations. However, it is possible that Magnum Hunter will not be able to achieve these benefits fully, or at all, or will not be able to achieve them within the anticipated timeframe. We have operated independently and will continue to do so until the completion of the arrangement, and there can be no assurance that our businesses can be integrated successfully. It is possible that the integration process could result in the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies. Specific issues that must be addressed upon completion of the arrangement in order to realize the anticipated benefits include, among other things:
•	integrating the companies’ oil and natural gas exploration and production operations;

•	applying each company’s best practices to the combined oil and natural gas portfolio;

•	combining the companies’ oil and natural gas processing, marketing and transportation operations;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	integrating the companies’ corporate, administrative and information technology infrastructure; and

•	managing any tax costs or inefficiencies associated with integration.

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
               Our current proved developed reserves will decline as they are produced. Based on extensive historical production profiles for vertical wells in the Appalachian Basin and the limited production history for horizontal Devonian shale wells in the region, the blended decline rate for our proved developed reserves as of December 31, 2010 averaged 14.4% for 2011, decreasing hyberbolically to 5.5% in 2025. The actual performance of our wells could differ from these estimates, and EURs for our horizontal wells could vary even more materially from their estimated reserves in view of their limited production history. The depletion of our reserves, whether at anticipated rates or otherwise, will reduce cash flow from our wells and their value as collateral to support the development of our oil and gas properties and replacement of our existing reserves.
Production volumes from our properties will decline without ongoing drilling.
               Various field operating conditions may adversely affect production volumes from our existing wells. These conditions include potential delays in obtaining regulatory approvals and easements for connecting completed wells to existing gathering facilities and the risk that production from connected wells could be interrupted, or shut in, from time to time for various reasons, including weather conditions, accidents, loss of pipeline access, mechanical conditions, field labor issues or intentionally as a result of market conditions. While close well monitoring and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to adversely affect revenue and cash flow levels to varying degrees. Moreover, due to the short production history for horizontal shale wells in our operating areas and similar regional plays, the timing and extent of production declines for our horizontal wells cannot be predicted with any certainty.
The timing and costs of developing our oil and gas properties are uncertain and may differ materially from expectations.
               As of December 31, 2010, approximately 26% of our proved reserves were undeveloped, and 69% of our total acreage was undeveloped. Developing these properties will require significant capital expenditures for ongoing drilling operations, and we may not have the capital or financing we need for their development. The costs associated with developing these resources are also uncertain and may increase disproportionately with commodity prices over time. Any of these factors could cause our actual results from future development initiatives on unproved properties to vary significantly from the results anticipated in our business plan. Executing that plan is subject to a number of uncertainties, including our access to capital, seasonal conditions, regulatory approvals and the continued availability of field services and equipment. Drilling activity has increased in the Appalachian Basin over the last few years in reported success in regional shale plays, notably the Marcellus play near our operating areas in the Appalachian Basin. The heightened demand for field services contributed to constraints on the availability of skilled labor, equipment, pipeline capacity and other resources in the region. Continued market disruptions may cause delays in drilling operations and the possibility of poor results.
Volatility in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
               The prices we receive for oil and natural gas production heavily influence our revenue, profitability and access to capital. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been extremely volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:
•	the extent of domestic natural gas production, which has increased over the last few years from the use of horizontal drilling technologies to accelerate development of shale and other unconventional resource plays;

•	the impact of weather and general economic conditions on consumer and industrial demand for natural gas;

•	volatile trading patterns in the commodities trading markets;

•	the proximity and capacity of pipelines;

•	storage levels;

•	comparative prices and availability of alternative fuels;

•	worldwide supply and demand for oil, natural gas, NGL and liquefied natural gas; and

•	federal and state regulatory and conservation programs, including possible climate-related measures for regulating greenhouse gas emissions.
               Natural gas accounted for 69% of our total production revenues in 2010 and 75% of our proved reserves at year-end. Lower natural gas prices not only decrease our revenues on a per unit basis but may also reduce the amount of natural gas that we can produce economically. Our estimated proved reserves as of December 31, 2010 reflect negative revisions of approximately ___ Bcfe from the prior year-end estimates as a result of commodity price declines. In addition, our 2010 year-end estimates include proved undeveloped locations that would generate positive future net revenue, based on the constant prices and costs determined under the current reserve rules, but would have negative present value when discounted at 10% per year under the standardized measure. Continued weakness in natural gas prices could require us to make additional downward adjustments to our estimated proved reserves. Under successful efforts accounting rules, this could potentially require impairment charges in future periods if the carrying value of any proved oil and gas property exceeds the expected undiscounted future net cash flows from that acreage based on commodity prices or other economic factors at the time of the impairment review. While any impairment charge would not affect our cash flow from operations, it could reflect our long-term ability to recover an investment based on prevailing conditions and would impact our reported earnings and leverage ratios.
Our operations involve hazards and exposure to liabilities that might not be fully covered by insurance.
               Our drilling, production and gas gathering operations involve many operating hazards and a high degree of risk. They include the risk of fire, explosions, blowouts, craterings, pipe or mechanical failure of drilling equipment, casing collapse and environmental hazards such as gas leaks, ruptures and discharges. Any of these hazards could result in personal injury, property and environmental damage, clean-up responsibilities and other regulatory penalties. See “Business and Properties – Regulation.” While we conduct our operations to comply with applicable environmental regulations, permits and lease conditions, including maintenance of insurance against these risks, we remain exposed to liabilities for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators of properties in which we own interests. As a result, the operating hazards associated with our development and production activities may result in substantial liabilities, some of which may not be fully covered by our insurance.
Market prices for our common stock are volatile.
               The market price of our common stock is subject to significant volatility in response to variations in our operating and financial results, perceptions about our future prospects and other factors. Sales of substantial amounts of our common stock, or the perception that substantial sales may occur, could adversely affect prevailing market prices of the common stock. There were 70,953,689 shares of our common stock issued and outstanding at February 28, 2010. As of that date, we also had $12.4 million of convertible notes outstanding, reflecting monthly note amortization installments paid in common stock through November 2010 and subsequent note conversions at an average reset price $0.37 following the cross default on the convertible notes. Subsequent conversions are subject to our compliance with the forbearance agreements we entered with the note holders in December 2010. See “MD&A – Liquidity and Capital Resources.”

We plan to transfer the listing for our common stock to the Nasdaq Capital Market on March 28, 2011 based on our failure to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Select Market, which may adversely affect the market price and liquidity of our common stock.
               Since September 2010, we have been out of compliance with the $1.00 minimum bid price requirement for our common stock on the Nasdaq Global Select Market, and the grace period for regaining compliance will end on March 28, 2011. An additional 180-day period will be available to regain compliance if we transfer the listing for our common stock to the Nasdaq Capital Market and meet all other listing requirements. We intend to apply for the listing transfer, which may adversely affect the market price and liquidity of our common stock.
Item 1B   Unresolved Staff Comments
               None.
Item 2      Properties
               See “Business and Properties.”
Item 3      Legal Proceedings
General
                 We are involved in several legal proceedings incidental to our business, none of which is considered to be material to our consolidated financial position, results of operations or liquidity.
Litigation Relating to the Arrangement
               On January 12, 2011, a putative class action captioned David Matranga and Bill Hubbard v. NGAS Resources, Inc. et al., Case No. 11-C1-250, was filed in the Fayette Circuit Court, Division 9, in the Commonwealth of Kentucky. The defendants are NGAS and the members of the NGAS board of directors (NGAS defendants), and Magnum Hunter. The complaint alleges that the individual defendants violated British Columbia law by breaching their fiduciary duties and other obligations to the company’s shareholders in connection with the arrangement agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process in which the individual defendants engaged in self-dealing and agreed to certain provisions in the arrangement agreement, which resulted in an unfair price for NGAS shares and a failure to maximize shareholder value. The suit further alleges that NGAS and Magnum Hunter aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiffs seek, among other things, an order enjoining the NGAS defendants and Magnum Hunter from consummating the arrangement, rescission of the arrangement agreement, and attorneys’ fees and costs. On February 2, 2011, defendants filed motions to dismiss the plaintiffs’ complaint. On February 15, 2011, plaintiffs filed an amended complaint, reiterating the allegations in their original pleading and adding allegations challenging the sufficiency of the disclosures in NGAS Resources’ preliminary proxy statement. On February 18, 2011, defendants filed motions to dismiss plaintiffs’ amended complaint. On the same date, plaintiffs filed a motion for limited expedited discovery.
     While the company believes that plaintiffs’ claims are without merit and that it and the other defendants named in the lawsuit have valid defenses to all claims, in an effort to minimize the burden and expense of further litigation relating to such complaints, on March 1, 2011 the defendants reached an agreement in principle with the plaintiffs to settle the litigation and resolve all allegations by the plaintiffs against the defendants in connection with the arrangement. The settlement, which is subject to further definitive documentation and court approval, provides for a settlement and release by the purported class of NGAS shareholders of all claims against the defendants in connection with the arrangement. In exchange for such settlement and release, the parties agreed, after arm’s length discussions between and among the defendants and the plaintiffs, that the company would provide certain additional disclosures to those in its preliminary proxy statement relating to the arrangement agreement, although the company does not make any admission that such additional disclosures are material or otherwise required. After reaching agreement on the substantive terms of the settlement, the parties also agreed that plaintiffs may apply to the court for an award of attorneys’ fees and reimbursement of expenses, which, under certain circumstances, defendants have agreed not to oppose. In the event the settlement is not approved by the court or the conditions to settlement are not satisfied, the defendants will continue to vigorously defend these actions.
Item 4      Submission of Matters to a Vote of Security Holders
               No proposals were submitted for approval by our shareholders during the fourth quarter of 2010.

Part II
Item 5      Market for Common Stock and Related Security Holder Matters
Trading Market
               Since September 2010, we have been out of compliance with the $1.00 minimum bid price requirement for our common stock on the Nasdaq Global Select Market, and the grace period for regaining compliance will end on March 28, 2011. If the pending sale of the company is not completed by that date, we expect to move the listing for our common stock to Nasdaq Capital Market. The following table shows the range of high and low bid prices for our common stock during the periods indicated, together with the average daily trading volume, as reported by Nasdaq. These quotations represent inter-dealer prices, without mark-ups or commissions, and they may not necessarily correspond to actual sales prices.

		Bid Prices		Average Daily
		High	Low	Volume

2009	First quarter	$2.26	$0.77	202,114
	Second quarter	3.00	1.18	280,423
	Third quarter	2.62	1.46	428,316
	Fourth quarter	2.40	1.60	268,019

2010	First quarter	$2.14	$1.35	343,445
	Second quarter	1.75	1.03	433,994
	Third quarter	1.16	0.79	287,396
	Fourth quarter	0.88	0.35	1,384,085

2011	First quarter (through February 28th)	$0.67	$0.51	1,172,729
Security Holders
               As of February 4, 2010, there were 609 holders of record of our common stock. We estimate there were approximately 10,500 beneficial owners of our common stock as of that date.
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
Common Shares Issuable under Equity Compensation Plans
               The following table shows the amount of our common stock issuable as of December 31, 2010 under our equity compensation plans, which are defined to include stock award and option plans, individual compensation arrangements and obligations under warrants or options issued in financing transactions and property acquisitions.

	Shares Issuable	Weighted Average	Shares Remaining
	Upon Exercise of	Exercise Price of	Available for Future
	Outstanding	Outstanding	Issuance under Equity
	Options and Warrants	Options, Warrants	Compensation Plans
Plan Category	and Rights (a)	and Rights (b)	(excluding [a] and [b])

Plans approved by shareholders	2,245,000	$ 2.93	2,149,141
Plans not approved by shareholders	4,609,038	1.80	—

Total	6,854,038	$ 2.17	2,149,141

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

	2005	2006	2007	2008	2009	2010

NGAS	$100	$60.8	$53.7	$15.6	$16.2	$5.3
Dow Jones US E&P	100	105.4	151.4	90.7	127.4	152.3
S&P 500	100	115.8	122.2	77.0	97.3	112.0

Item 6  Selected Financial Data
               Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. The following table presents our summary selected consolidated financial data as of and for each of the five years ended December 31, 2010. The financial data is derived from our audited consolidated financial statements, which have been audited by Hall, Kistler & Company LLP. The summary selected consolidated financial data as of December 31, 2010 and 2009 and for the three years ended December 31, 2010 should be read in conjunction with our consolidated financial statements and related notes included at the end of this report and with the discussion following the table.
(In thousands, except per share data)

	Year Ended December 31,
Statement of Operations Data:	2010	2009	2008	2007	2006

Total revenues	$50,820	$57,824	$84,407	$70,203	$79,820
Direct expenses	33,180	32,702	43,981	39,044	49,361
Net income (loss)	(19,493)	(7,701)	2,936	(817)	1,992
Net income (loss) per common share (basic)	(0.50)	(0.27)	0.11	(0.04)	0.09
Weighted average common shares outstanding	39,318	28,256	26,409	22,240	21,511

	As of December 31,
Balance Sheet Data:	2010	2009	2008	2007	2006

Current assets	19,805	$18,567	$12,052	$11,240	$24,656
Current liabilities	67,613	44,642	17,571	12,381	25,484
Working capital (deficit)	(47,808)	(26,075)	(5,519)	(1,141)	(828)
Total assets	204,920	214,616	247,354	204,801	178,219
Total liabilities	88,311	102,765	143,477	104,892	101,862
Shareholders’ equity	116,609	111,851	103,877	99,909	76,357

Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
               The following discussion presents management’s analysis of events, factors and trends with an important effect or prospective impact on our financial condition and results of operations. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed. See “Cautionary Note” at the beginning of this report and “Risk Factors” in Item 1.A for additional discussion of these factors and risks.
Overview
               We are an independent exploration and production company focused on natural gas shale plays in in the eastern United States, principally in the southern Appalachian Basin. We began oil and gas operations in 1993 with the acquisition of our wholly owned subsidiary, NGAS Production Co., which was formerly named Daugherty Petroleum, Inc. Our consolidated financial statements include the accounts of NGAS Production and its subsidiaries and interests in managed drilling partnerships. We account for our drilling partnership interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation.
Going Concern
               Debt Covenant Defaults. On November 9, 2010, we reported that we were not in compliance with the leverage coverage covenant under our credit agreement as of end of the third quarter, which also triggered a cross default on the convertible notes. Our third quarter report also disclosed our prior engagement of a financial advisor to assist us pursue strategic alternatives. At that time, we had $35.8 million of credit facility debt and $21.5 million of outstanding convertible notes. We subsequently obtained limited forbearance from the covenant defaults, conditioned on completing a qualifying transaction that results in the repayment of the credit facility in full and all outstanding convertible notes at a default rate by March 31, 2011 or any extension by the credit facility lenders.
               Pending Sale of the Company. On December 23, 2010, we entered into a definitive agreement with Magnum Hunter for the acquisition of the company by Magnum Hunter in an all-stock transaction to be implemented as an arrangement under British Columbia law, where we are organized at the parent company level. Under the terms of the arrangement agreement, each common share of NGAS will be transferred to Magnum Hunter for the right to receive 0.0846 of a share of Magnum Hunter common stock. The consummation of the arrangement is subject to various conditions, including approval of the arrangement by the company’s shareholders, receipt of Canadian court approval, repayment of the company’s senior and convertible debt by Magnum Hunter and restructuring of the company’s gas gathering agreements. The transactions contemplated by the arrangement agreement are scheduled to close on or about March 31, 2011, although there is no assurance that the acquisition will ultimately be consummated or that our lenders and note holders would continue to forbear on pursuing their legal remedies in that event. See “Risk Factors.”
Results of Operations – 2010 and 2009
               Revenues. The following table shows the components of our revenues for 2010 and 2009, together with their percentages of total revenue in 2009 and percentage change on a year-over-year basis.

	Year Ended December 31,
		% of		%
Revenue:	2010	Revenue	2009	Change

Contract drilling	$24,177,751	48%	$24,279,345	—%
Oil and gas production	23,010,779	45	26,586,422	(13)
Gas transmission, compression and processing	3,631,587	7	6,957,906	(48)

Total	$50,820,117	100%	$57,823,673	(12)

               Total revenues for 2010 reflect the impact of reduced drilling activity, low gas prices and third-party ownership of the Appalachian gathering system, which eliminated both our revenues and cost savings from these facilities following their sale during the third quarter of 2009. Without access to capital to ramp up the development of our properties, the decline in our revenues could be expected to accelerate on a stand-alone basis.

               Contract drilling revenues are driven by the size and timing of our drilling partnership initiatives. We generally receive the proceeds from private placements by sponsored partnerships as prepayments under our drilling contracts and recognize contract drilling revenues as the wells are drilled. Contract drilling revenues for 2010 reflect the 80% share of outside investors in the last four wells drilled with our 2009 partnership and the 25 wells drilled with our 2010 drilling partnership, which raised $23.1 million from a private placement completed at year-end. Our fourth quarterly contract drilling revenues reflect reimbursements for the 2010 partnership’s share of drilling and completion costs for several wells drilled in advance of partnership funding, together with funding for its participation in the balance of its wells.
               Production revenues for 2010 reflect lower natural gas prices as well as reduced drilling activity during prior periods, which contributed to a 16% decrease in production output to 3,334 Mmcfe, compared to 3,978 Mmcfe in 2009. Weighted average prices for our natural gas sales in 2010 were $6.27 per Mcf for our Appalachian production and $5.81 per Mcf overall, compared to $7.24 and $6.17 per Mcf, respectively, in 2009. Approximately half of our natural gas production in 2010 was sold under fixed-price physical delivery contracts, and the balance primarily at prices determined monthly under formulas based on prevailing market indices.
               The contraction of gas transmission, compression and processing revenues was driven by our sale of the Appalachian gathering system in the third quarter of 2009. Following the sale, this revenue base has been limited primarily to gas utility sales, monthly operating fees from managed partnerships, third-party fees from our interest in the Rogersville processing plant, which we continue to co-own with Seminole Energy, and fees for operating the Appalachian gathering system. See “Business and Properties – Gas Gathering and Processing.”
               Expenses. The following table shows the components of our direct and other expenses for 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

	Year Ended December 31,
Direct Expenses:	2010	Margin	2009	Margin

Contract drilling	$17,923,113	26%	$18,185,340	25%
Oil and gas production	14,675,547	36	11,357,397	57
Gas transmission, compression and processing	581,499	84	3,159,331	55

Total direct expenses	33,180,159	35	32,702,068	43

Other Expenses:		% Revenue		% Revenue

Selling, general and administrative	12,073,792	24%	11,658,541	20%
Options, warrants and deferred compensation	675,113	1	1,307,194	2
Depreciation, depletion and amortization	13,280,961	26	14,019,826	24
Bad debt expense	246,570	—	—	N/A
Interest expense, net of interest income	6,271,078	12	8,694,256	15
Loss (gain) on sale of assets	219,879	—	(3,346,491)	N/A
Fair value loss (gain) on derivative financial instruments	4,394,953	9	(14,726)	N/A
Refinancing costs	625,344	1	—	N/A
Loss on carrying value of convertible debt	2,356,024	5	—	N/A
Impairment of goodwill	313,177	1	—	N/A
Other, net	(298,955)	N/A	845,560	1

Total other expenses	$40,157,936		$33,164,160

               Contract drilling expenses reflect the level and timing of drilling initiatives conducted with participation by our sponsored drilling partnerships. These expenses represented 74% of contract drilling revenues in 2010, compared to 75% in 2009. Margins for contract drilling operations reflect our cost-plus pricing model, which we adopted in 2006 to address price volatility for drilling services, equipment and steel casing requirements, as well as improved efficiencies from ongoing refinements in our horizontal drilling and completion techniques.
               Production expenses represent lifting costs, field operating and maintenance expenses, related overhead, severance and other production taxes, third-party transportation fees and processing costs. The increase in production expenses on a period-over-period basis primarily reflects higher transportation costs following our sale of the Appalachian gathering system during the third quarter last year. Our ownership of the facilities in prior periods had eliminated all transportation costs for 90% of our Appalachian production.

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
               Selling, general and administrative (SG&A) expenses are comprised primarily of selling and promotional costs for our sponsored drilling partnerships and general overhead costs. Our SG&A expenses in 2010 increased by 4% year-over-year, primarily from legal, financial advisor and other costs in connection with the pending sale of the company. As a percentage of revenues, SG&A increased to 24% in 2010 from 20% in 2009.
               Non-cash charges for options, warrants and deferred compensation primarily reflect amounts recognized for employee stock options granted in prior periods. Employee stock options are valued under the fair value method of accounting at the grant date using the Black-Scholes model, and the compensation cost is recognized ratably over the vesting period. We also recognized an accrual of $334,430 for deferred compensation cost in 2010 and $614,548 in 2009.
               The decrease in depreciation, depletion and amortization (DD&A) charges reflects a reduction in historical depletion costs following our sale of the Appalachian gathering system, partially offset by additions to our oil and gas properties. DD&A is recognized under the units-of-production method for oil and gas properties and on a straight-line basis over the useful life of other property and equipment.
               We recognized bad debt expenses of $246,570 in 2010 as write-offs or reserves against loans receivable from affiliates. See “Related Party Transactions.” and “Critical Accounting Policies and Estimates – Allowance for Doubtful Accounts.” We also recognized refinancing costs of $625,344 for our convertible note restructuring. See “Liquidity and Capital Resources.”
               Cash interest expense in 2010 was $4,226,607, down 18% from 2009. This resulted primarily from lower convertible debt levels following our note restructuring in January 2010 and a reduction of $48.8 million in credit facility debt from our monetization of the Appalachian gathering system and separate equity raises in August 2009 and May 2010. See “Liquidity and Capital Resources.” We recognized non-cash interest expense of $2,866,394 in 2010 for accretion of the debt discount on the convertible notes under the effective interest method.
               We recognized a fair value loss on derivative financial instruments of $4,394,953 at December 31, 2010, reflecting changes in fair values of the embedded conversion features of the notes and warrants issued in the exchange transaction. We also recognized an impairment charge of $2,356,024 on the carrying value of convertible debt to reflect the cross default. See “Liquidity and Capital Resources.”
               Net Loss and EPS. We recognized net losses of $19,493,227 in 2010 and $7,701,161 in 2009, reflecting the foregoing factors. Basic and diluted EPS was $(0.50) on 39,318,038 weighted average common shares outstanding in 2010, compared to $(0.27) on 28,256,253 weighted average common shares outstanding in 2009.
Results of Operations – 2009 and 2008
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

               Our contract drilling revenues in 2009 reflect the challenging economic environment, which contributed to a 44% reduction in the size of our 2009 drilling partnership compared to the prior year’s program. With a raise of $19.3 million, the 2009 partnership participated in 22 horizontal wells, of which four wells were drilled during the 2010 first quarter.

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

               Contract drilling expenses represented 75% of contract drilling revenues in 2009, compared to 77% in the prior year. Margins for contract drilling operations reflect our cost-plus pricing model, which we adopted in 2006 to address price volatility for drilling services, equipment and steel casing requirements.
               Production expenses represent lifting costs, field operating and maintenance expenses, related overhead, severance and other production taxes, third-party transportation fees and processing costs. The increase in production expenses year-over-year primarily reflects higher transportation costs following our sale of the Appalachian gathering system in the third quarter of 2009.
               Our gas transmission and compression expenses, as well as capitalized costs for this part of our business, were substantially reduced following our sale of the Appalachian gathering system. Our remaining infrastructure position is comprised of 100% interests in the gas gathering facilities for our Haley’s Mill and Kay Jay fields, 50% interests in our Haley’s Mill and Rogersville processing plants and a 25% interest in the gathering system for our non-operated Arkoma properties. Our gas transmission, compression and processing expenses in future periods will reflect this redution in our infrastructure asset base.
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
Liquidity and Capital Resources
               Liquidity. Net cash of $3,424,648 was provided by operating activities in 2010. During the year, we used net cash of $3,254,565 in investing activities, which included approximately $4.3 million of capital expenditures for developing our oil and gas properties. Net cash of $2,341,742 provided by financing activities in 2010 primarily reflects proceeds of approximately $4.7 million from a second quarter equity raise, part of which was applied to debt reduction under our credit facility, and proceeds of an installment loan that was used to fund part of our office building acquisition. See “Related Party Transactions.” As a result of these activities and related cash management, our net cash increased from $4,332,650 at December 31, 2009 to $6,844,475 at December 31, 2010.
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
               We had a working capital deficit of $47,807,944 at December 31, 2010, primarily reflecting our obligations as of year-end under our credit agreement and convertible notes, which will be repayable on March 31, 2011 or any extension of the forbearance agreements we obtained following the our announcement of a third-quarter covenant default under the credit agreement. Our consolidated financial statements for the year ended December 31, 2010 have been prepared on a going concern basis. Based on the factors described below, our ability to continue as a going concern would be subject to substantial doubt if we were unable to consummate our pending sale transaction.

               Capital Resources. Our business involves significant capital requirements. Historically, we have relied on a combination of cash flows from operations, bank borrowings and sales of our common stock, warrants and convertible debt to fund our reserve and infrastructure development and acquisition activities. We have also relied to varying degrees on participation by outside investors in sponsored drilling partnerships. During the last two years, we have addressed the challenging market conditions in our industry by reducing capital expenditures and returning to our successful partnership model for sharing development costs and returns on operated properties. We also completed initiatives to deleverage and rationalize our capital structure by monetizing gas gathering assets and restructuring our convertible debt.
               During the third quarter of 2009, we sold 485 miles of our Appalachian gas gathering facilities to Seminole Energy for $50 million, of which $14.5 million is payable in monthly installments through December 2011 under a secured promissory note (Seminole note) with interest at 8% per annum. Cash proceeds of $35.5 million from the asset sale and approximately $6.1 million from a contemporaneous equity raise were applied to debt reduction under our revolving credit facility. We assigned the Seminole note as part of the collateral package under our revolving credit facility and agreed to apply note installments payments to debt reduction under the facility.
               Our drilling partnerships raised $23.1 million in 2010 and $19.3 million in 2009 for participation in a total of 47 horizontal wells on our operated properties. We contributed proportionately for a 20% interest before payout in each of these annual programs. While our partnership model and several joint venture arrangements with industry partners enabled us to meet our annual drilling commitments with $12 million of capital expenditures in 2009, this reflected a 75% reduction from our 2008 drilling budget. As a result of further reductions in drilling activity during 2010, our Leatherwood farmout was terminated in year-end on a block of 23,872 undeveloped acres for failure to satisfy part of the 25-well drilling commitment for the year.
               On January 12, 2010, we issued $28.7 million principal amount of 6% amortizing convertible notes due May 1, 2012, together with a combination of common stock, warrants and cash payments of approximately $2.7 million, in exchange for entire $37 million outstanding principal amount of our 2005 notes, which were maturing before year-end. The exchanged convertible notes bear interest at 6% per annum, payable quarterly in cash, and are convertible at $2.18 per common share, subject to certain volume limitations and adjustments for certain corporate events. We are required to make equal monthly principal amortization payments on the convertible notes during the last 24 months of their term. Subject to certain conditions and true-up adjustments, we may elect to pay all or part of any principal installment in our common shares, valued at the lesser of $2.18 per share or 95% of the 10-day volume-weighted average price of the common stock prior to the installment date. We elected to pay all of the monthly amortization installments though November 1, 2010 in common shares.
               Upon an event of default, the convertible notes are redeemable at the option of the holders in cash at a default rate equal to 125% of the sum of their principal amount plus accrued and unpaid interest at a 12% default rate and late fees. Alternatively, under the terms of the convertible notes, each holder also has the right to rescind a redemption call on any portion of its notes and instead require the conversion price for the rescission amount to be reset to the lowest closing bid price of our common stock from the date of the holder’s redemption notice to the date of the rescission notice.
               Our credit facility is maintained by NGAS Production under an amended and restated credit agreement with KeyBank National Association, as agent and primary lender. The credit agreement provides for revolving term loans and letters of credit in an aggregate amount up to $125 million, subject to borrowing base thresholds determined semi-annually by the lenders, with a scheduled maturity in September 2011. Outstanding borrowings under the facility bear interest at rates ranging up to 2.25% above that rate, depending on the amount of borrowing base utilization. The facility is guaranteed by NGAS and is secured by liens on our oil and gas properties.
               The credit agreement was amended in January 2010 in connection with the restructuring of our 2005 notes described below. The amendment permitted us to complete the note restructuring, subject to restrictions on upstream dividends for any principal amortization payments on the new 6% amortizing convertible notes and to monthly borrowing base reductions of $1 million until the next redetermination. The borrowing base was redetermined at $37 million as of June 30, 2010 and was fully utilized through the end of the third quarter. Our financial covenants under the credit facility are measured as the end of each quarter, and our leverage coverage ratio limits NGAS Production’s funded indebtedness to not more than 4.75 times its consolidated earnings for the trailing twelve-month period before net interest expense, income tax expense and depreciation, depletion and amortization. We were not in compliance with the covenant as of September 30, 2010.

               On November 9, 2010, we filed our third quarter report on Form 10-Q, disclosing our failure to comply with the leverage coverage ratio, our ongoing forbearance negotiations with the lenders and our inability to repay our credit facility or redeem our convertible notes under their cross default provisions in the absence of a waiver or forbearance. We also reported the our prior engagement of a financial advisor to assist us pursue strategic alternatives that would enable us to retire or replace the credit facility (qualifying transaction) and could include the sale of assets, merger or other type of strategic transaction.
               On November 19, 2010, we entered into a limited waiver and amendment to the credit agreement (credit agreement amendment). As of that date, we had $35.8 million drawn under the facility. The credit agreement amendment provided for the termination of all lending commitments, the reduction of credit facility debt by monthly installments of $588,603 under the Seminole note, an increase in the interest rate and a reduction in the term of the facility from the scheduled maturity in September 2011 to March 31, 2011 (repayment date). Subject to specified conditions, the credit agreement amendment provides for the lenders’ forbearance from exercising default remedies based on the company’s noncompliance with the leverage coverage covenant and the related cross default on the convertible notes from the date of the credit agreement amendment until the repayment date. The forbearance conditions included the company’s entry into a definitive agreement for a qualifying transaction by December 15, 2010, which was subsequently extended to December 23, 2010, and the payment of all obligations under the credit agreement by the March 31st payment date. As of December 31, 2010, the credit facility had an outstanding balance of $35.5 million.
               Following our announcement of the covenant default under our credit agreement, we received a redemption notice based on the resulting cross default from the largest holder of the convertible notes, and we entered into negotiations for a waiver or forbearance from the holder. We subsequently received redemption notices from the other holders, as well as rescission notices for conversion of $1.2 million principal amount of convertible notes at an average reset price of $0.37 per share.
               On December 14, 2010, we entered into separate agreements (note agreements) with the holders of our convertible notes to facilitate our sale process by clarifying the impact of the cross default on our capital structure. Subject to various conditions, the note agreements limit the holders’ conversion rights to an aggregate of 32 million shares of our common stock, net of previous conversions, between the date of the note agreements and the fifth trading day prior to any shareholder vote on a qualifying transaction (conversion period). The holders also agreed not to convert any notes after the conversion period. The note agreements are conditioned on our meeting the deadline in the credit agreement amendment for consummating a qualifying transaction, including any extensions of the original deadline by the credit facility lenders to not later than April 15, 2011. For purposes of the note agreements, a qualifying transaction must provide for a purchase price at least 10% above the reset conversion price on the date of the note agreements and must result in the complete repayment of all outstanding convertible notes at a default rate equal to 125% of the sum of their unconverted principal amount plus default interest and late fees. We had outstanding convertible notes in principal amounts of $16.5 million as of December 31, 2010 and $12.4 million as of the date of this report.
               The transactions contemplated by the arrangement agreement are scheduled to close on or about March 31, 2011. In addition to approval of the arrangement by the company’s shareholders and receipt of Canadian court approval, the consummation of the arrangement is conditioned on a restructuring of the Seminole agreements on substantially the terms set forth in a letter of intent we entered with Seminole and Magnum Hunter, including the payment of $10 million in cash or Magnum Hunter restricted stock and the cancellation of approximately $4.6 million in remaining installments under the Seminole note.
               In accordance with the arrangement agreement, we have requested an extension of the repayment date under the credit agreement amendment to April 15, 2011. Although we are in compliance with the forbearance conditions under the credit agreement amendment as of the date of this report, there is no assurance that the payment deadline will be extended or that the arrangement will be consummated. If we are unable to complete the arrangement or other qualifying transaction for repayment of our senior and convertible debt by the payment deadline or any extension granted by the lenders, we could be forced into bankruptcy if the lenders or note holders choose to pursue their legal remedies. If the arrangement is completed, NGAS will become a wholly owned subsidiary of Magnum Hunter.

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
Contractual Obligations and Commercial Commitments
               General. Our contractual obligations include long-term debt, operating leases, drilling commitments, transportation commitments, asset retirement obligations and leases for office facilities and various types of equipment. The following summarizes our contractual financial obligations at December 31, 2010 and their future maturities. The table does not include commitments under our gas gathering and sales agreements described below.

	Operating	Long-Term
Year	Leases	Debt(1)

2011	$215,760	$53,298,857
2012	122,815	1,670,089
2013	56,125	182,462
2014	25,567	190,363
2015 and thereafter	6,392	3,910,345

Total	$426,659	$59,252,116

(1)	Excludes an allocation of $1,274,119 for the unaccreted debt discount on the convertible notes at December 31, 2010.
               Gas Gathering and Sales Commitments. We have various commitments under our gas gathering and sales agreements entered with Seminole Energy in connection with our sale of the Appalachian gathering system during the third quarter of 2009. Our commitments under the Seminole agreements include fixed monthly gathering fees of $862,750, monthly operating fees of $182,612, plus $0.20 per Mcf of purchased gas, and capital fees in amounts intended to yield a 20% internal rate of return for all capital expenditures on the system by Seminole Energy. The gas gathering and compression fees reflect our firm capacity commitment for 30,000 Mcf/d and are subject to periodic increases based on operating costs and other contractual adjustments. See “Business and Properties – Gas Gathering and Processing.”
Related Party Transactions
               General. Because we operate through subsidiaries and managed drilling partnerships, various agreements and transactions in the normal course of business may be treated as related party transactions. Our policy is to structure any transactions with related parties only on terms that are no less favorable to the company than we could obtain on an arm’s length basis from unrelated parties. Significant related party transactions are summarized below and in Notes 8 and 15 to the consolidated financial statements included in this report.
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
Item 7A  Quantitative and Qualitative Disclosures about Market Risk
               Our major market risk exposure is the pricing of natural gas production, which has been highly volatile and unpredictable during the last several years. While we do not use financial hedging instruments to manage these risks, we do use fixed-price, fixed-volume physical delivery contracts that cover portions of our natural gas production at specified prices during varying periods of time up to two years from the contract date. Because these physical delivery contracts qualify for the normal purchase and sale exception under derivative fair value accounting standards, they are not treated as financial hedging activities and are not subject to mark-to-market accounting. The financial impact of physical delivery contracts is included in our oil and gas revenues at the time of settlement, which in turn affects our average realized natural gas prices. See “Business and Properties – Producing Activities.”

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
Disclosure Controls and Procedures
               Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation as of December 31, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information about our business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.
Management’s Report on Internal Control over Financial Reporting
               Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established under Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with the audit committee of our board of directors.
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
Item 9B     Other Information
               None.
Part III
Item 10 Directors, Executive Officers and Corporate Governance
Executive Officers
               Our executive officers are listed in the following table, together with their age and term of service with the Company.

			Officer
Name	Age	Position	Since

William S. Daugherty	56	Chairman of the Board, President and Chief Executive Officer	1993
William G. Barr III	61	Executive Vice President	1993
D. Michael Wallen	56	Executive Vice President	1995
Michael P. Windisch	36	Chief Financial Officer	2002

               A summary of the business experience and background of our executive officers is set forth below.
               William S. Daugherty has served as our President, Chief Executive Officer and member of our board of directors since September 1993, as well as our Chairman of the Board since 1995. He has also served as the Chairman of the Board of NGAS Production Co., our operating subsidiary, since 1984, as well as the President and Chief Executive Officer of NGAS Production until 2005. Mr. Daugherty currently serves as the Governor of Kentucky’s Official Representative to the Interstate Oil and Gas Compact Commission and as a member of the Board of Directors of the Independent Petroleum Association of America. He also serves on the Unconventional Resources Technology Advisory Committee and the Eastern Kentucky University Foundation Board. Mr. Daugherty is a past president of both the Kentucky Oil and Gas Association (KOGA) and the Kentucky Independent Petroleum Producers Association. He holds a B.S. Degree from Berea College, Berea, Kentucky.
               William G. Barr III is an Executive Vice President of NGAS and the Chief Executive Officer of NGAS Production. He served as a Vice President of NGAS from 2004 until his appointment as an EVP in 2010 and as a Vice President of NGAS Production from 1993 until being appointed its CEO in 2005. Mr. Barr has more than 30 years of experience in the corporate and legal sectors of the oil and gas industry. Before joining NGAS Production, he served in senior management positions with several oil and gas exploration and production companies and built a significant natural resource law practice. Mr. Barr currently serves as Governing Member Trustee for the Energy & Mineral Law Foundation. He also serves as President of KOGA and as a member of its Board of Directors, as well as Vice Chairman of the Kentucky Gas Pipeline Authority. He received a Juris Doctorate from the University of Kentucky, Lexington, Kentucky.
               D. Michael Wallen is an Executive Vice President of NGAS and the President of NGAS Production. He served as a Vice President of NGAS from 1997 until his appointment as an EVP in 2010 and as a Vice President of NGAS Production between 1995 and September 2005, when he was appointed as its President. For six years before joining NGAS Production, he served as the Director of the Kentucky Division of Oil and Gas. He has more than 25 years of experience as a drilling and completion engineer for various exploration and production companies. Mr. Wallen recently served as President of KOGA and currently serves as a member of its Board of Directors and Executive Committee. He has also served as President of the Eastern Kentucky Section of the Society of Petroleum Engineers and as the Governor’s Representative to the Interstate Oil & Gas Compact Commission. Mr. Wallen holds a B.S. Degree in Physics from Morehead State University, Morehead, Kentucky.
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

Part IV
Item 15   Exhibits, Financial Statement Schedules

Exhibit
Number	Description of Exhibit [Update]

2.1
Arrangement Agreement dated as of December 23, 2010 between NGAS Resources, Inc. and Magnum Hunter Resources Corporation (incorporated by reference to Exhibit 2.1 to current report on Form 8-K [File No. 0-12185] filed December 27, 2010).

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

4.3	Form of Warrant issued by NGAS Resources, Inc. on January 12, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K [File No. 0-12185] filed January 12, 2010).

4.4	Form of Warrant issued by NGAS Resources, Inc. on May 13, 2010 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K [File No. 0-12185] filed May 12, 2010).

10.1	2001 Stock Option Plan (incorporated by reference to Exhibit 10[b] to Annual Report on Form 10-KSB [File No. 0-12185] for the year ended December 31, 2002).

10.2	2003 Incentive Stock and Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB [File No. 0-12185] for the quarter ended June 30, 2004).

10.3
Amended and Restated Credit Agreement dated as of May 30, 2008 (“ARCA”) among NGAS Resources, Inc., NGAS Production Co. and KeyBank National Association, as agent for the lenders named therein (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q [File No. 0-12185] for the quarter ended June 30, 2008).

10.4	Fourth Amendment to ARCA dated as of January 11, 2010 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K [File No. 0-12185] filed January 12, 2010).

10.5	Limited Waiver and Fifth Amendment to ARCA dated as of November 19, 2010.

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

10.8	Form of Change of Control Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.9 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended June 30, 2004).

10.9	Form of Amendment to Change of Control Agreement dated as of December 23, 2010 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K [File No. 0-12185] filed December 27, 2010).

10.10	Form of Indemnification Agreement dated as of February 25, 2004 (incorporated by reference to Exhibit 10.10 to quarterly report on Form 10-QSB [File No. 0-12185] for the quarter ended June 30, 2004).

10.11	Form of Long-Term Incentive Agreement dated as of December 9, 2008 (incorporated by reference to Exhibit 10.11 to annual report on Form 10-K [File No. 0-12185] for the year ended December 31, 2008).

10.12	Form of Amendment to Long-Term Incentive Agreement dated as of December 23, 2010 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K [File No. 0-12185] filed December 27, 2010).

10.13
Form of general partnership agreement with sponsored drilling programs (incorporated by reference to Exhibit 10.2 to amended annual report on Form 10-K/A [File No. 0-12185] for the year ended December 31, 2006).

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

10.17
Form of Support Agreement dated as of December 23, 2010 between certain shareholders of NGAS Resources, Inc. and Magnum Hunter Resources Corporation (incorporated by reference to Exhibit 10.1 to current report on Form 8-K [File No. 0-12185] filed December 27, 2010).

11.1	Computation of Earnings Per Share (included in Note 25 to the accompanying consolidated financial statements).

21.0	Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K [File No. 0-12185] for the year ended December 31, 2006).

23.1	Consent of Hall, Kistler & Company LLP.

23.2	Consent of Wright & Company, Inc., independent petroleum engineers.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b), as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Independent Petroleum Engineers Audit Report.

SIGNATURES
               In accordance with Section 13 or 15(d) of the Exchange Act, NGAS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.
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

Name		Date
William S. Daugherty Paul R. Ferretti* James K. Klyman* Thomas F. Miller* Steve U. Morgan*

By:	/s/ William S. Daugherty William S. Daugherty, Individually and *as attorney-in-fact	March 1, 2011

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
              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

/s/ William S. Daugherty	/s/ Michael P. Windisch

William S. Daugherty,	Michael P. Windisch,
President and Chief Executive Officer	Chief Financial Officer
March 1, 2011	March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
NGAS RESOURCES, INC.
               We have audited the accompanying consolidated balance sheets of NGAS Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NGAS Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
               The financial statements referred to above have been prepared assuming that the company will continue as a going concern. Note 2 to the consolidated financial statements describes the company’s agreement to be acquired in an all-stock transaction, subject to closing conditions, and the factors that raise substantial doubt about the company’s ability to continue as a going concern if the transaction is not completed. The consolidated financial statements for the year ended December 31, 2010 do not include any adjustments to reflect that outcome on the recoverability and classification of assets or the amounts and classifications of liabilities as of December 31, 2010.
/s/ Hall, Kistler & Company LLP
Canton, Ohio
February 28, 2011

NGAS Resources, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009

Current assets:
Cash	$6,844,475	$4,332,650
Accounts receivable	5,640,891	7,277,311
Note receivable	6,766,451	6,247,880
Prepaid expenses and other current assets	552,741	633,884
Loans to related parties	—	75,679

Total current assets	19,804,558	18,567,404

Bonds and deposits	258,945	258,695
Note receivable	—	6,766,451
Oil and gas properties	174,630,484	182,189,679
Property and equipment	9,475,659	5,113,093
Loans to related parties	—	171,429
Deferred financing costs	750,462	1,235,705
Goodwill	—	313,177

Total assets	$204,920,108	$214,615,633

LIABILITIES
Current liabilities:
Accounts payable	$5,562,836	$5,587,290
Accrued liabilities	1,385,797	938,829
Long-term debt, current portion	53,298,857	32,534,084
Fair value of derivative financial instruments	2,615,847	111
Customer drilling deposits	4,749,165	5,581,877

Total current liabilities	67,612,502	44,642,191

Deferred compensation	985,716	651,287
Deferred income taxes	9,534,798	12,559,549
Long-term debt	5,953,259	40,949,836
Fair value of derivative financial instruments	60,397	—
Other long-term liabilities	4,164,442	3,962,254

Total liabilities	88,311,114	102,765,117

SHAREHOLDERS’ EQUITY
Capital stock
Authorized:
5,000,000 Preferred shares
100,000,000 Common shares
Issued:
59,990,765 Common shares (2009 – 30,484,361)	141,053,661	117,142,639
21,100 Common shares held in treasury, at cost	(23,630)	(23,630)
Paid-in capital – options and warrants	4,807,929	4,467,246
To be issued:
9,185 Common shares (2009 – 9,185)	45,925	45,925

	145,883,885	121,632,180
Deficit	(29,274,891)	(9,781,664)

Total shareholders’ equity	116,608,994	111,850,516

Total liabilities and shareholders’ equity	$204,920,108	$214,615,633

See accompanying notes.

NGAS Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
REVENUE

Contract drilling	$24,177,751	$24,279,345	$35,553,956
Oil and gas production	23,010,779	26,586,422	38,522,474
Gas transmission, compression and processing	3,631,587	6,957,906	10,330,234

Total revenue	50,820,117	57,823,673	84,406,664

DIRECT EXPENSES

Contract drilling	17,923,113	18,185,340	27,272,756
Oil and gas production	14,675,547	11,357,397	12,600,897
Gas transmission, compression and processing	581,499	3,159,331	4,107,763

Total direct expenses	33,180,159	32,702,068	43,981,416

OTHER EXPENSES (INCOME)

Selling, general and administrative	12,073,792	11,658,541	14,005,041
Options, warrants and deferred compensation	675,113	1,307,194	911,561
Depreciation, depletion and amortization	13,280,961	14,019,826	12,418,234
Bad debt expense	246,570	—	749,035
Interest expense	7,093,001	9,049,931	5,575,007
Interest income	(821,923)	(355,675)	(95,774)
Loss (gain) on sale of assets	219,879	(3,346,491)	(14,104)
Fair value loss (gain) on derivative financial instruments	4,394,953	(14,726)	—
Refinancing costs	625,344	—	—
Loss on carrying value of convertible debt	2,356,024	—	—
Impairment of goodwill	313,177	—	—
Other, net	(298,955)	845,560	139,176

Total other expenses	40,157,936	33,164,160	33,688,176

INCOME (LOSS) BEFORE INCOME TAXES	(22,517,978)	(8,042,555)	6,737,072

INCOME TAX EXPENSE (BENEFIT)	(3,024,751)	(341,394)	3,800,797

NET INCOME (LOSS)	$(19,493,227)	$(7,701,161)	$2,936,275

NET INCOME (LOSS) PER SHARE

Basic	$ (0.50)	$ (0.27)	$ 0.11

Diluted	$ (0.50)	$ (0.27)	$ 0.11

SHARES OUTSTANDING:

Basic	39,318,038	28,256,253	26,409,275

Diluted	39,318,038	28,256,253	26,910,642

See accompanying notes.

NGAS Resources, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK

Beginning balance	30,484,361	$117,142,639	26,543,646	$110,626,912	26,136,064	$108,842,526

Amortization and redemption of convertible notes	22,433,061	13,940,719	—	—	—	—
Convertible note restructuring	3,037,151	5,188,333	—	—	—	—
Underwritten offering	3,960,000	4,701,968	3,480,000	6,089,476	—	—
Incentive plan stock awards	76,192	80,002	460,715	426,251	50,000	259,690
Stock options exercised	—	—	—	—	357,582	1,524,696

Ending balance	59,990,765	141,053,661	30,484,361	117,142,639	26,543,646	110,626,912

Treasury stock	(21,000)	(23,630)	(21,000)	(23,630)	(21,000)	(23,630)

Paid-in-capital – options and warrants		4,807,929		4,467,246		3,774,600

To be issued	9,185	45,925	9,185	45,925	9,185	45,925

DEFICIT

Beginning balance		(9,781,664)		(10,546,711)		(13,482,986)

Cumulative effect adjustment		—		8,466,208		—

Net income (loss)		(19,493,227)		(7,701,161)		2,936,275

Ending balance		(29,274,891)		(9,781,664)		(10,546,711)

TOTAL SHAREHOLDERS’ EQUITY		$116,608,994		$111,850,516		$103,877,096

See accompanying notes.

NGAS Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES

Net income (loss)	$(19,493,227)	$(7,701,161)	$2,936,275

Adjustments to reconcile net income to net cash provided by operating activities:
Incentive bonus paid in common shares	80,002	426,251	259,690
Options, warrants and deferred compensation	675,113	1,307,194	911,561
Depreciation, depletion and amortization	13,280,961	14,019,826	12,418,234
Bad debt expense	246,570	—	749,035
Loss (gain) on sale of assets	219,879	(3,346,491)	(14,104)
Fair value loss (gain) on derivative financial instruments	4,394,953	(14,726)	—
Accretion of debt discount	2,866,394	3,925,531	—
Impairment of goodwill	313,177	—	—
Loss on carrying value of convertible debt	2,356,024	—	—
Deferred income taxes (benefit)	(3,024,751)	(389,927)	3,730,706
Changes in assets and liabilities:
Accounts receivable	1,636,420	3,172,862	(3,289,265)
Prepaid expenses and other current assets	81,143	(93,631)	(34,475)
Other non-current assets	—	—	3,242,790
Accounts payable	(24,454)	(6,774,802)	5,712,283
Accrued liabilities	446,968	263,688	(1,809,476)
Deferred compensation	—	(2,209,700)	—
Customer drilling deposits	(832,712)	3,318,922	(594,851)
Other long-term liabilities	202,188	276,405	2,514,782

Net cash provided by operating activities	3,424,648	6,180,241	26,733,185

INVESTING ACTIVITIES

Proceeds from sale of assets	7,060,390	37,516,732	66,555
Purchase of property and equipment	(6,059,075)	(2,861,741)	(504,329)
Change in bonds and deposits	(250)	15,203	(88,453)
Additions to oil and gas properties, net	(4,255,630)	(11,914,566)	(56,349,317)

Net cash provided by (used in) investing activities	(3,254,565)	22,755,628	(56,875,544)

FINANCING ACTIVITIES

Decrease in loans to related parties	538	3,509	6,447
Proceeds from issuance of common shares	4,701,968	6,089,476	1,190,006
Payments of deferred financing costs	(316,773)	(422,719)	(590,698)
Proceeds from issuance of long-term debt	4,480,000	2,300,000	29,740,000
Payments of long-term debt	(6,523,991)	(33,555,384)	(2,038,175)

Net cash provided by (used in) financing activities	2,341,742	(25,585,118)	28,307,580

Change in cash	2,511,825	3,350,751	(1,834,779)

Cash, beginning of year	4,332,650	981,899	2,816,678

Cash, end of year	$6,844,475	$4,332,650	$981,899

SUPPLEMENTAL DISCLOSURE

Interest paid	$3,033,437	$5,119,176	$5,575,759

Income taxes paid	—	—	—
See accompanying notes.

NGAS Resources, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization
               NGAS Resources, Inc. (NGAS) is an independent oil and gas exploration and production company focused on natural gas shale plays in in the eastern United States, principally in the southern Appalachian Basin. We were organized in 1979 under the laws of British Columbia. All of our operations are conducted by our wholly owned subsidiary, NGAS Production Co. (NGAS Production), and by several subsidiaries of NGAS Production. References to the company or to we, our or us include NGAS Production and its subsidiaries and interests in managed drilling partnerships.
Note 2 –Basis of Presentation and Going Concern
               General. The accompanying consolidated financial statements for each of the three years ended December 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
               Going Concern. Our consolidated financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In December 2010, following covenant defaults on our senior and convertible debt, we entered into a definitive agreement for the sale of the company in an all-stock transaction. Based on the factors described below, our ability to continue as a going concern would be subject to substantial doubt if we were unable to consummate the pending sale transaction, which is subject to various closing conditions. The financial statements do not include any adjustments to our recorded assets and liabilities that could be required in that event.
               ▪     Debt Covenant Defaults. On November 9, 2010, we reported that we were not in compliance with the leverage coverage covenant under our amended and restated credit agreement (credit agreement) as of the end of the third quarter. The covenant default triggered a cross default on the company’s 6% amortizing convertible notes due May 1, 2012 (convertible notes). The convertible notes are redeemable at the option of a holder at 125% of their principal amount or convertible at the lowest closing bid price of our common stock after the holder’s delivery of a redemption notice. At the time of the debt covenant defaults, we had outstanding borrowing of $35.8 million under our credit facility and $21.5 million of convertible notes outstanding.
               ▪     Conditional Forbearance. We obtained conditional forbearance from the debt covenant defaults under a limited waiver and amendment to the credit agreement entered with the lenders on November 19, 2010 (credit agreement amendment) and separate agreements entered with the note holders on December 14, 2010 (note agreements). The credit agreement amendment terminated the lending commitments for the credit facility and requires repayment of all obligations under the facility by March 31, 2011. The note agreements provide a cap on note conversions at 32 million shares and forbearance on note redemptions until the deadline imposed under the credit agreement amendment or any extension by the lenders. See Note 12 – Long-Term Debt.
               ▪     Arrangement Agreement. On December 23, 2010, the company entered into an arrangement agreement with Magnum Hunter Resources Corporation (Magnum Hunter), providing for the acquisition of NGAS by Magnum Hunter in an all-stock transaction (arrangement). Under the terms of the arrangement agreement, each common share of NGAS will be transferred to Magnum Hunter for the right to receive 0.0846 of a share of Magnum Hunter common stock. The consummation of the arrangement is subject to various conditions, including approval of the arrangement by the company’s shareholders, receipt of Canadian court approval, restructuring of the company’s gas gathering agreements and repayment of our senior and convertible debt by Magnum Hunter. See Note 20 – Commitments.
               ▪     Liquidity Constraints. We had cash and cash equivalents of $6.8 million at December 31, 2010 and a working capital deficit of $47.8 million, primarily reflecting our obligations under the credit facility and convertible notes. If we are unable to complete the arrangement or other qualifying transaction for repayment of our senior and convertible debt by the deadline imposed under the credit agreement amendment or any extension granted by the lenders, we could be forced into bankruptcy if the lenders or note holders choose to pursue their legal remedies.

Note 3 – Summary of Significant Accounting Policies
               Principles of Consolidation. The consolidated financial statements include the accounts of NGAS Production Co. and its wholly owned subsidiaries, including NGAS Securities, Inc. (NGAS Securities), which provides marketing support services for private placements in drilling partnerships sponsored by NGAS Production, and Sentra Corporation (Sentra), which owns and operates natural gas distribution facilities for two communities in Kentucky. The consolidated financial statements also reflect the interests of NGAS Production in managed drilling partnerships. See Note 17 – Related Party Transactions. We account for those interests using the proportionate consolidation method, with all material inter-company accounts and transactions eliminated on consolidation.
               Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses. The most significant estimates pertain to proved oil and gas reserves and related cash flow estimates used in impairment tests of goodwill and other long-lived assets, and estimates of future development, production and abandonment costs. The evaluations required for these estimates involve various uncertainties, and actual results could differ from the estimates.
               Oil and Gas Properties.
               ▪     Proved Properties. We follow the successful efforts method of accounting for oil and gas producing activities. Under this method, costs for exploratory discoveries and development costs for proved properties are capitalized and amortized on a unit-of-production basis over the estimated reserve life of the properties. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) Topic (ASC) 360-10, Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets, we evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the evaluation indicates that undiscounted future net cash flows from estimated proved reserves of a property exceed its book value, the unamortized capital costs of the property would be reduced to its fair value.
               ▪     Exploratory Wells. We account for exploratory well costs under ASC 932-360-35, Extractive Industries-Oil and Gas–Property, Plant and Equipment—Subsequent Measurement, which provides for exploratory well costs to be initially capitalized but charged to expense unless the wells are determined to be successful within one year after completion of drilling. The one-year limitation may be exceeded only if reserves from an exploratory well are sufficient to justify its completion and sufficient progress has been made in assessing the economic and operating viability of the overall project. If an exploratory well does not meet both criteria, its capitalized costs must be expensed, net of any salvage value. Under ASC 932-235-50, annual disclosures are required about management’s evaluation of capitalized exploratory well costs, including disclosure of (i) net changes from period to period in the costs for wells that are pending the determination of proved reserves, (ii) the amount of any exploratory well costs that have been capitalized for more than one year after the completion of drilling and (iii) an aging of suspended exploratory well costs and the number of wells affected. See Note 5 – Oil and Gas Properties.
               ▪     Unproved Properties. Lease acquisition costs for unproved properties are capitalized and amortized based on a composite of factors, including past success, experience and average lease-term lives. Unamortized lease acquisition costs related to successful exploratory drilling are reclassified to proved properties and depleted on a units-of-production basis.
               ▪     Other Properties and Equipment. Other properties and equipment include well equipment, gathering and processing facilities, office equipment and other fixed assets. These items are recorded at cost and depreciated using either the straight-line method based on expected life of the assets, ranging from 3 to 25 years, or the unit-of-production method over the estimated reserve life of the underlying properties.
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

               Regulated Activities.
               ▪     NGAS Securities. NGAS Securities is a registered broker-dealer and member of the Financial Industry Regulatory Authority. Among other regulatory requirements, it is subject to the net capital provisions of Rule 15c3-1 under of the Securities Exchange Act of 1934 (Exchange Act). Because it does not hold customer funds or securities or owe money or securities to customers, NGAS Securities is required to maintain minimum net capital equal to the greater of $5,000 or 6.67% of its aggregate indebtedness. At December 31, 2010, NGAS Securities had net capital of $65,285 and aggregate indebtedness of $52,576.
               ▪     Sentra. Sentra’s gas distribution billing rates are regulated by Kentucky’s Public Service Commission based on recovery of purchased gas costs. We account for its operations based on the provisions of ASC 980-605, Regulated Operations–Revenue Recognition, which requires covered entities to record regulatory assets and liabilities resulting from actions of regulators. For the years ended December 31, 2010, 2009 and 2008, our gas transmission, compression and processing revenue includes gas utility sales from Sentra’s regulated operations aggregating $490,905, $539,374 and $565,727, respectively.
               Investments. Long-term investments in which we do not have significant influence are accounted for using the cost method. In the event of a permanent decline in value, an investment is written down to estimated realizable value, and any resulting loss is charged to earnings.
               Deferred Financing Costs. Other than refinancing costs for our convertible debt restructuring, financing costs for our convertible notes and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. Upon conversion of convertible notes, the principal amount converted is added to equity, net of a proportionate amount of the original financing costs. See Note 9 – Deferred Financing Costs.
               Goodwill. In accordance with the authoritative guidance, goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or other reporting unit exceeds its fair value. We test goodwill impairment utilizing a fair value approach at a reporting unit level. See Note 10 – Goodwill.
               Customer Drilling Deposits. Net proceeds received under NGAS Production’s drilling contracts with sponsored drilling partnerships are recorded as customer drilling deposits at the time of receipt. We recognize revenues from contract drilling operations on the completed contract method as the wells are drilled, rather than when funds are received. Customer drilling deposits represent unapplied payments for wells that were not yet drilled as of the balance sheet dates. See Note 11 – Customer Drilling Deposits.
               Stock Options and Awards. We account for stock options and awards under the fair value recognition and measurement provisions of ASC 718, Compensation–Stock Compensation. See Note 13 – Capital Stock and Note 16 – Employee Benefits Plans.
               Deferred Compensation. Accruals for deferred compensation are recorded ratably based on estimated future payment dates and forfeiture rates for contingent payouts and benefits under retention programs for our executive officers and key employees. See Note 16 – Employee Benefits Plans.
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
               Fair Value of Derivative Financial Instruments. We issued $37 million of 6% convertible notes in December 2005 (2005 notes) with a five-year maturity. During 2009, we adopted ASC 815-40-15, Contracts in Entity’s Own Equity, which required the embedded conversion feature of the 2005 notes to be bifurcated and treated as a derivative liability based on the fair value of the conversion feature as a stand-alone instrument. The transition provisions of ASC 815-40-15 required cumulative effect adjustments as of January 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date through the implementation date of the revised guidance. Our fair value analysis of the 2005 notes reflected an initial derivative liability of $16,575,445 for the embedded conversion feature. From the note issuance date through the end of 2008, we would have recorded fair value gains on derivative financial instruments of $16,560,608, offset by non-cash interest expenses totaling $8,094,400 reflecting accretion of the debt discount under the effective interest method. The unaccreted debt discount of $8,466,208 was recorded as a cumulative effect adjustment to retained deficit at January 1, 2009, resulting in an opening retained deficit of $2,080,503, as adjusted.

               Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect losses that could result from failures of counterparties to make payments on our receivables. When maintained, an allowance is based on factors including historical experience, aging and financial information. We recognized bad debt expenses of $246,570 in 2010 as reserves against loans receivable and $749,035 in 2008 as reserves against past due receivables. See Note 8 – Loans to Related Parties.
               Reclassifications and Adjustments. Certain amounts included in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.
               Subsequent Events. Except as discussed in Note 22, there were no events or transactions through February 28, 2011, the issuance date of the consolidated financial statements, requiring recognition or disclosure.
               Comprehensive Income and Loss. The consolidated financial statements do not include statements of comprehensive income (loss) since we had no items of comprehensive income or loss for the reported periods.
Note 4 – Recently Adopted Accounting Standards
               Except as described below, there have been no recent accounting pronouncements that could have a significant impact or potential impact on our financial position, results of operations, cash flows or financial statement disclosures.
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
               ASU 2010-03. In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-03, Extractive Industries–Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures. The ASU aligns industry-specific accounting standards for oil and gas producing activities with revised oil and gas reserve estimation and disclosure rules adopted by the Securities and Exchange Commission (SEC) at the end of 2008 and subsequently consolidated in Subpart 1200 of Regulation S-K and amendments to Rule 4-10 of Regulation S-X under the Exchange Act. We adopted the revised standards and reserve reporting rules on December 31, 2009, as discussed in Note 23 and Note 24.
Note 5 – Oil and Gas Properties
               Capitalized Costs and DD&A. The following table presents the capitalized costs and accumulated depreciation, depletion and amortization (DD&A) for our oil and gas properties, gathering facilities and well equipment as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009

Proved oil and gas properties	$205,859,733	$203,670,153
Unproved oil and gas properties	6,372,939	5,441,933
Gathering facilities and well equipment	16,202,326	15,411,788

	228,434,998	224,523,874
Accumulated DD&A	(53,804,514)	(42,334,195)

Net oil and gas properties and equipment	$174,630,484	$182,189,679

               Exploratory Well Costs. The following tables show net changes in our capitalized exploratory well costs, together with the aging of these costs, for each reported period. As of December 31, 2010 and 2009, exploratory wells costs for nine wells had been capitalized for more than one year after drilling. Six of the wells were drilled during 2008 in our Licking River project, where we have development rights and a 50% interest in constrained gathering facilities. We suspended this project pending implementation of an operating plan for further infrastructure development with the successor to the co-owner of the existing facilities. The remaining three wells were drilled during 2008 on the extreme eastern and western flanks of our New Albany shale project. While considered successful based on preliminary testing, they range from seven to twelve miles from our western Kentucky gathering system, and we elected to defer well completions pending infrastructure expansion as additional wells are drilled on the acreage.

	2010	2009	2008

Beginning balance at January 1	$2,669,407	$2,669,407	$—
Additions pending determination of proved reserves	—	—	2,669,407
Reclassifications to proved reserves	—	—	—
Charged to expense	—	—	—

Ending balance at December 31	$2,669,407	$2,669,407	$2,669,407

Exploratory costs capitalized for one year or less	$—	$—	$2,669,407
Exploratory costs capitalized for more than one year	2,669,407	2,669,407	—

Balance at December 31	$2,669,407	$2,669,407	$2,669,407

Note 6 – Other Property and Equipment
               The following table presents the capitalized costs and accumulated depreciation for our other property and equipment as of December 31, 2010 and 2009. Capitalized costs for building and improvements at December 31, 2010 reflect our purchase of the building in Lexington, Kentucky that houses our principal and administrative offices for $5.6 million in February 2010. The building had been acquired for approximately the same amount during 2006 by a company formed for that purpose by our executive officers and a key employee. See Note 16 – Related Party Transactions. We obtained financing for part of the purchase price on the terms described in Note 12 – Long-Term Debt.

	As of December 31,
	2010	2009

Land	$12,908	$12,908
Building and improvements	5,719,922	64,265
Machinery and equipment	5,449,390	5,866,853
Office furniture and fixtures	175,862	175,862
Computer and office equipment	722,904	688,261
Vehicles	1,750,812	1,810,064

	13,831,798	8,618,213
Accumulated depreciation	(4,356,139)	(3,505,120)

Net other property and equipment	$9,475,659	$5,113,093

Note 7 – Note Receivable
               During the third quarter of 2009, we sold 485 miles of our Appalachian gas gathering facilities (Appalachian gathering system) to Seminole Energy Services, LLC and its subsidiary (Seminole) for $50 million, of which $14.5 million is payable in monthly installments through December 2011 under a promissory note issued to NGAS Production (Seminole note). The Seminole note bears interest at the rate of 8% per annum and is secured by a second mortgage on Seminole’s interest in the Appalachian gathering system. We assigned the Seminole note as part of the collateral package under our credit agreement and agreed to apply note payments to debt reduction under the credit facility. See Note 12 – Long-Term Debt.
Note 8 – Loans to Related Parties
               We extended loans to three of our executive officers prior to 2003 and to one of our shareholders in 2004. The shareholder loan was collateralized by the shareholder’s drilling partnership interests and was repayable from partnership distributions, with interest at 5% per annum. The loan had an outstanding balance of $75,679 at December 31, 2009 and was written off with a bad debt reserve of $75,141 at December 31, 2010. The loans receivable from officers, which were non-interest bearing and unsecured, totaled $171,429 at December 31, 2009. On December 23, 2010, in consideration of reductions in severance entitlements and agreements not to compete with the company for six months following the closing of the arrangement, the company forgave the outstanding loans receivable from officers and recognized a corresponding bad debt expense at December 31, 2010. Under the terms of the arrangement agreement with Magnum Hunter, the loan forgiveness will be included in determining the company’s overall $5 million limitation on potential severance and change in control payouts for all officers and employees and will require our executive officers to forego an aggregate of $2,031,429 in severance entitlements.

Note 9 – Deferred Financing Costs
               Other than refinancing costs recognized for our convertible note restructuring, the financing costs for our convertible debt and secured credit facility are initially capitalized and amortized at rates based on the terms of the underlying debt instruments. See Note 12 – Long-Term Debt. Upon payment of amortization installments on the convertible notes in shares of our common stock or any conversion of the notes by the holders, the principal amount repaid or converted is added to equity, net of a proportionate amount of the original financing costs. Unamortized deferred financing costs for our convertible debt and credit facility aggregated $750,462 at December 31, 2010 and $1,235,705 at December 31, 2009, net of accumulated amortization.
Note 10 – Goodwill
               Goodwill of $1,789,564 was recorded in our 1993 acquisition of NGAS Production and was amortized on a straight-line, ten-year basis until 2002, when we adopted authoritative guidance for evaluating goodwill annually and whenever potential impairment exists under a fair value approach at the reporting unit level. Based on the initial and subsequent analysis, unamortized goodwill of $313,177 remained unimpaired through the end of 2009 and was written off at December 31, 2010. See Note 5 – Oil and Gas Properties.
Note 11 – Customer Drilling Deposits
               Prepayments under drilling contracts with sponsored partnerships are recorded as customer drilling deposits upon receipt. Contract drilling revenues are recognized on the completed contract method as wells are drilled, rather than when funds are received. Customer drilling deposits of $4,749,165 at December 31, 2010 and $5,581,877 at December 31, 2009 represent unapplied prepayments for wells that were not yet drilled as of the balance sheet dates.
Note 12 – Long-Term Debt
               Credit Facility. We have a senior secured revolving credit facility maintained by NGAS Production with KeyBank National Association, as agent and primary lender. The credit agreement for the facility provides for revolving term loans and letters of credit in an aggregate amount up to $125 million, subject to borrowing base thresholds determined semi-annually by the lenders, with a scheduled maturity in September 2011. Outstanding borrowings under the facility bear interest at fluctuating rates ranging from the agent’s prime rate to 2.25% above that rate, depending on the amount of borrowing base utilization. The facility is guaranteed by NGAS and is secured by liens on our oil and gas properties.
               The credit agreement was amended in January 2010 in connection with the restructuring of our 2005 notes. The amendment permitted us to complete the restructuring, subject to restrictions on upstream dividends for any principal amortization payments on the new 6% amortizing convertible notes and to monthly borrowing base reductions of $1 million until the next redetermination. The borrowing base was redetermined at $37 million as of June 30, 2010. As of that date and the September 30th measurement date for covenant compliance under the credit agreement, the facility was fully drawn. As of September 30, 2010, we were not in compliance with the leverage ratio under the credit agreement. The covenant limits NGAS Production’s funded indebtedness at the end of the quarter to not more than 4.75 times its consolidated earnings for the trailing twelve-month period before net interest expense, income tax expense and depreciation, depletion and amortization.
               On November 19, 2010, we entered into a limited waiver and amendment to the credit agreement to address our noncompliance with the leverage coverage covenant. As of that date, we had $35.8 million drawn under the facility. The credit agreement amendment terminated the lending commitments for the facility, increased the interest rate on the outstanding borrowings to 4.25% above the administrative agent’s prime rate and reduced the term of the facility from the scheduled maturity in September 2011 to March 31, 2011 (repayment date). Subject to specified conditions, the credit agreement amendment provides for the lenders’ forbearance from exercising default remedies based on the company’s noncompliance with the leverage coverage covenant and the related cross default on the convertible notes from the date of the credit agreement amendment until the repayment date. The forbearance conditions include the company’s entry into a definitive agreement by December 15, 2010 for a strategic transaction that results in complete repayment of the credit facility by the March 31st forbearance deadline. Effective as of December 14, 2010, the lenders extended the deadline for our entry into a definitive agreement for a qualifying transaction to December 23, 2010. As of December 31, 2010, the credit facility had an outstanding balance of $35.5 million.

               Convertible Notes. On January 12, 2010, we issued $28.7 million principal amount of 6% amortizing convertible notes due May 1, 2012, together with a combination of common stock, warrants and cash payments of approximately $2.7 million, in exchange for the entire $37 million outstanding principal amount of our 2005 notes. We accounted for the exchange transaction as a debt modification. See Note 9 – Deferred Financing Costs. The convertible notes bear interest at 6% per annum, payable quarterly in cash, and are convertible at $2.18 per common share, subject to certain volume limitations and adjustments for certain corporate events. We are required to make equal monthly principal amortization payments on the convertible notes during the last 24 months of their term. Subject to certain conditions and true-up adjustments, we may elect to pay all or part of any principal installment in our common shares, valued at the lesser of $2.18 per share or 95% of the 10-day volume-weighted average price of the common stock prior to the installment date. We elected to pay all of the monthly amortization installments though November 1, 2010 in common shares. See Note 13 – Capital Stock. We had approximately $21.5 million in convertible notes outstanding after the November 1st amortization installment.
               The convertible notes are subject to customary non-financial covenants and remedies upon specified events of default, including cross default with our credit facility. Upon an event of default, the convertible notes are redeemable at the option of the holders in cash at a default rate equal to 125% of the sum of their principal amount plus accrued and unpaid interest at a 12% default rate and late fees. Alternatively, under the terms of the convertible notes, each holder also has the right to rescind a redemption call on any portion of its notes and instead require the conversion price for the rescission amount to be reset to the lowest closing bid price of our common stock from the date of the holder’s redemption notice to the date of the rescission notice.
               On November 15, 2010, following our announcement that we were not in compliance with the leverage coverage covenant under our credit agreement as of the measurement date for the third quarter, we received a redemption notice based on the resulting cross default from the largest holder of the convertible notes, and we entered into negotiations for a waiver or forbearance from the holder. We subsequently received redemption notices from the other holders, as well as rescission notices for conversion of $1.2 million principal amount of convertible notes at an average reset price of $0.37 per share.
               On December 14, 2010, we entered into separate agreements (note agreements) with the holders of our convertible notes to facilitate our sale process by clarifying the impact of the cross default on our capital structure. Subject to various conditions, the note agreements limit the holders’ conversion rights to an aggregate of 32 million shares of our common stock, net of previous conversions, between the date of the note agreements and the fifth trading day prior to any shareholder vote on a qualifying transaction (conversion period). The holders also agreed not to convert any notes after the conversion period. The note agreements are conditioned on our meeting the deadlines in the credit agreement amendment for entering into a definitive agreement and consummating a qualifying transaction, including any extensions of the original deadlines by the credit facility lenders to not later than December 31, 2010 and April 15, 2011, respectively. For purposes of the note agreements, a qualifying transaction must provide for a purchase price at least 10% above the reset conversion price on the date of the note agreements and must result in the complete repayment of all outstanding convertible notes at a default rate. As of December 31, 2010, we had $16.5 million in convertible notes outstanding. See Note 13 – Capital Stock and Note 22 – Subsequent Events.
               We recognized a fair value loss on derivative financial instruments of $4,394,953 at December 31, 2010 under the mark-to-market provisions of ASC 815, Derivatives and Hedging, reflecting changes in fair values of the embedded conversion features of the convertible debt and the warrants issued in the exchange transaction. We also recognized an impairment charge of $2,356,024 on the carrying value of convertible debt to reflect the cross default. For the year ended December 31, 2010, non-cash interest expenses for accretion of the debt discount on the convertible notes aggregated $2,866,394 under the effective interest method.
               Building Loan. In February 2010, NGAS Production financed 80% of the purchase price for the office building that houses our administrative offices in Lexington, Kentucky with a $4.48 million loan from Traditional Bank, Inc. See Note 17 – Related Party Transactions. The loan bears variable interest at 1.625% above the WSJ money rate index and is repayable in monthly installments of $29,420 through February 2015, with the balance of approximately $3.75 million due at maturity. Obligations under the loan are secured by a mortgage on the property and are guaranteed by NGAS. The loan had an outstanding balance of $4,379,060 at December 31, 2010.

               Installment Loan. In June 2009, NGAS Production obtained a $2.3 million loan from Central Bank & Trust Co. to finance its commitment under an airplane purchase contract entered in 2005. The loan bears interest at 5.875% per annum and is repayable in monthly installments of $16,428 over a three-year term, with the balance due at maturity. During the second quarter of 2010, we sold a 25% interest in the airplane for $700,000 and applied $575,000 of the proceeds as a partial prepayment. The loan is secured by our remaining 75% interest in the airplane and had an outstanding balance of $1,601,042 at December 31, 2010.
               Acquisition Debt. We issued a promissory note for $854,818 in 1986 to finance our acquisition of mineral claims in Alaska. The note is repayable at the rate of $2,000 per month, without interest, and had an outstanding balance of $246,818 at December 31, 2010.
               Total Long-Term Debt and Maturities. The following tables summarize our total long-term debt at December 31, 2010 and 2009 and the principal payments due each year through 2015 and thereafter.

	At December 31,
Principal Amount Outstanding	2010	2009

Total long-term debt (including current portion) (1)	$59,252,116	$73,483,920
Less current portion	53,298,857	32,534,084

Total long-term debt	$5,953,259	$40,949,836

Maturities of Debt

2011	$53,298,857
2012	1,670,089
2013	182,462
2014	190,363
2015 and thereafter	3,910,345

(1)	Excludes allocations of $1,274,119 for the unaccreted debt discount on the convertible notes at December 31, 2010 and $4,555,513 for the unaccreted debt discount on the 2005 notes at December 31, 2009.
Note 13 – Capital Stock
               Preferred Shares. We have 5,000,000 authorized shares of preferred stock, none of which were outstanding at December 31, 2010 or 2009.
               Common Shares. We have 100,000,000 authorized shares of common stock. During the reported periods, we issued common shares and warrants in our convertible debt restructuring during the first quarter of 2010 and in underwritten offerings during the second quarter of 2010 and the third quarter of 2009. We also paid monthly principal amortization installments on the convertible notes in common shares, beginning in June 2010, and issued additional common shares beginning in November 2010 under the redemption provisions of the convertible notes. See Note 12 – Long-Term Debt. The following table reflects all transactions involving our common stock during the reported periods. The table does not reflect additional common shares issued after year-end an average reset price $0.37 following the cross default on the convertible notes. See Note 22 – Subsequent Events.

Common Shares Issued	Shares	Amount

Balance, December 31, 2008	26,543,646	$110,626,912

Underwritten offering	3,480,000	6,089,476
Incentive plan stock awards	460,715	426,251

Balance, December 31, 2009	30,484,361	117,142,639

Amortization and redemption of convertible notes	22,433,061	13,940,719
Underwritten offering	3,960,000	4,701,968
Restructuring of 2005 notes	3,037,151	5,188,333
Incentive plan stock awards	76,192	80,002

Balance at December 31, 2010	59,990,765	$141,053,661

Paid In Capital – Options and Warrants

Balance, December 31, 2008		$ 3,774,600

Recognized		692,646

Balance, December 31, 2009		4,467,246

Recognized		340,683

Balance, December 31, 2010		$ 4,807,929

Common Shares to be Issued

Balance, December 31, 2010 and 2009	9,185	$45,925
               Stock Options and Awards. We maintain equity incentive plans adopted in 2001 and 2003 for the benefit of our directors, officers, employees and certain consultants. The 2001 plan provides for the grant of options to purchase up to 3 million common shares, and the 2003 plan reserves 4 million common shares for stock awards and grants of stock options. Awards may be subject to restrictions or vesting requirements, and option grants must be at prevailing market prices. Stock awards were made under the 2003 plan for a total of 76,192 shares during 2010 and 460,715 shares during 2009. Transactions in stock options during those periods are shown in the following table.

			Weighted Average
Stock Options	Issued	Exercisable	Exercise Price

Balance, December 31, 2008	4,613,668	1,413,668	$3.95

Vested	—	1,225,000	4.69
Expired	(740,000)	(740,000)	4.06

Balance, December 31, 2009	3,873,668	1,898,668	3.92

Vested	—	317,500	6.53
Expired	(1,553,668)	(1,553,668)	5.37
Forfeited	(75,000)	(27,500)	3.71

Balance, December 31, 2010	2,245,000	635,000	$2.93

               At December 31, 2010, the exercise prices of options outstanding under our equity plans ranged from $1.51 to $7.64 per share, with a weighted average remaining contractual life of 3.50 years. The following table provides additional information on the terms of stock options outstanding at December 31, 2010.

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
or Range	Number	Life (years)	Price	Number	Price

$ 1.51	1,610,000	4.36	$1.51	—	$—
6.51 – 7.64	635,000	1.32	6.53	635,000	6.53

	2,245,000			635,000

               We use the Black-Scholes pricing model to determine the fair value of each stock option at the grant date, and we recognize the compensation cost ratably over the vesting period. For the periods presented in the accompanying consolidated financial statements, the fair value estimates for option grants assumes a risk free interest rate ranging from 0.03% to 6%, no dividend yield, a theoretical volatility ranging from 0.30 to 0.85 and an expected life ranging from six months to six years based on the vesting provisions of the options. This resulted in non-cash charges for options and warrants of $340,683 in 2010 and $692,646 in 2009.
               Common Stock Purchase Warrants. As part of the consideration in our convertible note exchange, we issued warrants in January 2010 to purchase up to 1,285,038 common shares through January 12, 2015 at $2.37 per share, subject to adjustment for certain corporate events. In addition, as part of separate underwritten equity offerings, we issued warrants in May 2010 to purchase up to 1,584,000 common shares through November 17, 2014 at $1.61 per share, subject to adjustment for certain corporate events, and warrants issued in August to purchase 1,740,000 common shares through February 13, 2014 at $2.35 per share, subject to adjustment for certain dilutive issuances that reduced their exercise price to $1.56 per share as of December 31, 2010.
Note 14 – Income Taxes
               Components of Income Tax Expense. The following table sets forth the components of income tax expense (benefit) for each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008

Current	$—	$—	$—
Deferred	(3,024,751)	(341,394)	3,800,797

Total income tax expense (benefit)	$(3,024,751)	$(341,394)	$3,800,797

               Reconciliation of Tax Rates. The following table sets forth a reconciliation between prescribed tax rates and the effective tax rate for our income tax expense in each of the years presented in the consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008

Income tax at statutory combined basic income tax rates	$(9,007,192)	$(3,217,022)	$2,694,829
Increase (decrease) in income tax resulting from:
Non-recognition of tax benefit from parent company net losses	5,939,877	2,859,545	1,078,055
Non-deductible expenses	42,564	16,083	27,913

Total income tax expense (benefit)	$(3,024,751)	$(341,394)	$3,800,797

               Components of Deferred Income Tax Liabilities. The following table sets forth the components of our deferred income tax liabilities as of the end of each of the years presented in the consolidated financial statements.

	As of December 31,
	2010	2009	2008
Net operating loss carryforward and investment tax credit	$16,575,639	$11,884,758	$19,025,393
Gold and silver properties	2,522,094	2,522,094	2,522,094
Oil and gas properties	(21,479,087)	(19,441,150)	(23,586,375)
Property and equipment	(722,921)	(597,664)	(625,351)
Less valuation allowance	(6,430,523)	(6,927,587)	(10,285,237)

Deferred tax liabilities	$(9,534,798)	$(12,559,549)	$(12,949,476)

               Net Operating Loss Carryforwards. As of December 31, 2010, we had net operating loss carryforwards of $35.9 million, including approximately $21.9 million at the parent company level. We have provided a valuation allowance in the full amount of the parent company loss carryforwards. The following table summarizes those net operating loss carryforwards by year of expiry.

Year of Expiry

2014	$1,061,893
2015	2,340,326
2026	3,787,715
2027	10,703,444
2028	11,073,374
2029	3,743,064
2030	3,149,047

Total net operating loss carryforwards	$35,858,863

               Uncertain Tax Positions. We apply the guidance and procedures prescribed under ASC 740, Income Taxes, for recognizing and measuring amount of any uncertain tax position, as well as the guidance under this standard relating to derecognition, classification, transition and increased disclosure of uncertain tax positions. We recognized no liability for unrecognized tax benefits resulting from our application of this guidance during the periods presented in the consolidated financial statements. During the years ended December 31, 2010, 2009 and 2008, the company has not incurred any interest or penalties on its income tax returns. The company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes, the tax returns essentially remain open for possible examination for a period of three years after the date on which those returns were filed. All federal returns through 2007 have been examined.
Note 15 – Income (Loss) Per Share
               The following table shows the computation of basic and diluted earnings (loss) per share (EPS) for each of the years presented in the consolidated financial statements in accordance with ASC260, Earnings per Share.

	Year Ended December 31,
Numerator:	2010	2009	2008

Net income (loss) as reported for basic EPS	$(19,493,227)	$(7,701,161)	$2,936,275
Adjustments for diluted EPS	—	—	—

Net income (loss) for diluted EPS	$(19,493,227)	$(7,701,161)	$2,936,275

Denominator:

Weighted average shares for basic EPS	39,318,038	28,256,253	26,409,275
Effect of dilutive securities:
Stock options	—	—	501,367
Warrants	—	—	—

Adjusted weighted average shares for dilutive EPS	39,318,038	28,256,253	26,910,642

Basic EPS	$ (0.50)	$ (0.27)	$ 0.11

Diluted EPS	$ (0.50)	$ (0.27)	$ 0.11
Note 16 – Employee Benefit Plans
               401(k) Plan. We maintain a salary deferral plan under section 401(k) of the Internal Revenue Code. The plan allows all eligible employees to defer up to 15% of their annual compensation through contributions to the plan, with matching contributions by NGAS Production up to 3% of the participating employees’ compensation, plus half of their plan contributions between 3% and 5% of annual compensation. The deferrals accumulate on a tax deferred basis until a participating employee withdraws the funds allowable based on a vesting schedule. Our matching contributions to the plan aggregated $169,197 in 2010, $180,814 in 2009 and $195,145 in 2008.
               Retention Program. We adopted a retention program for our executive officers in 2004, providing for a contingent incentive payout equal to one times their annual base salary and bonus that vested after a five-year retention period through February 2009. At that time, the program was renewed under incentive agreements with our executive officers and with twelve key employees. The agreements provide for stock option grants and cash incentive awards amounting to one times the annual base salary and bonus of our executive officers, determined at the time of vesting, and specified contingent payouts totaling $685,000 for key employees participating in the program, vesting for each program participant 40% after three years and 100% after five years or any earlier employment termination of employment without cause or for good reason following a change of control.

               Change of Control Agreements. We entered into change of control agreements with our executive officers in 2004, providing participants with a contingent payout equal to four times their annual base salary and bonus upon any termination of employment without cause or resignation for good reason within five years after a change in control of the company. Our executive officers will be required to forego $2,031,429 of their entitlements under these agreements to enable the company to satisfy an overall $5 million limitation on potential severance and change in control payouts for all officers and employees upon closing of the arrangement. See Note 22 – Subsequent Events.
Note 17 – Related Party Transactions
               Drilling Partnerships. NGAS Production invests along with its sponsored drilling partnerships on substantially the same terms as unaffiliated investors, contributing capital in proportion to its initial interests, which range from 12.5% to 75% and are subject to specified increases after certain distribution thresholds are reached. Each partnership enters into a drilling contract with NGAS Production for all wells to be drilled with partnership participation. The portion of the profit on drilling contracts attributable to NGAS Production’s interest is eliminated on consolidation. The following table lists the total revenues we recognized from the performance of drilling contracts with sponsored drilling partnerships for each of the years presented. We have a 20% interest in the 2010 and 2009 drilling partnerships and a 25% interest in the 2008 drilling partnership.

Contract Drilling
Year	Revenues

2010	$24,177,751
2009	24,279,345
2008	35,553,956
               Office Lease. The building in Lexington, Kentucky that houses our principal and administrative offices was acquired during 2006 by a company formed for that purpose by our executive officers and a key employee. We occupy 13,852 square feet under lease renewals entered in November 2007 for a five-year term at monthly rents initially totaling $20,398, subject to annual escalations on the same terms as our prior lease. In February 2010, NGAS Production purchased the building for $5.6 million, of which $4.48 million was funded from proceeds of a five-year installment loan secured by a mortgage on the property. Note 12 – Long-Term Debt. The terms of the transaction were negotiated on our behalf by one of our independent directors appointed for that purpose by our board. The negotiations were conducted at arm’s length with the management company for the building, and our purchase price was approximately the same as the sale price for the building in 2006. The fairness of the consideration was supported by an independent appraisal based on recent sales of comparable office buildings in our locale.
Note 18 – Financial Instruments
               Credit Risk. We maintain bank accounts in excess of FDIC insured limits, and we grant credit to our customers in the normal course of business. We perform ongoing credit evaluations of customers’ financial condition and generally require no collateral.
               Fair Value of Financial Instruments. The carrying values of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and customer drilling deposits approximate fair value due to their short-term maturity. Bonds and deposits, note and loans receivable and long-term debt payable approximate fair value since they bear interest at variable, market-based rates. The following table sets forth the financial instruments with a carrying value at December 31, 2010 different from estimated fair value, based upon discounted future cash flows using discount rates reflecting market conditions for similar instruments.

	Carrying	Fair
Financial Instrument:	Value	Value

Non-interest bearing long-term debt	$246,818	$183,412

Note 19 – Segment Information
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
Note 20 – Commitments
               Operating Lease Obligations. We incurred operating lease expenses of $2,313,757 in 2010 and $2,670,002 in 2009. In the fourth quarter of 2010, a majority of our compressor leases were assumed by Seminole Energy. As of December 31, 2010, future obligations under our remaining operating leases are as follows:

Future Lease Obligations

2011	$215,760
2012	122,815
2013	56,125
2014	25,567
2015	6,392

Total	$426,659

               Gas Gathering and Sales Commitments. We have various long-term commitments under gas gathering and sales agreements with Seminole that provide us firm capacity rights for daily delivery of 30,000 Mcf of controlled gas through the Appalachian gathering system for an initial term of fifteen years (Seminole agreements). See Note 7 – Note Receivable. Our commitments under the Seminole agreements include monthly gathering fees of $862,750, with annual escalations at the rate of 1.5%, monthly operating fees of $182,612, plus $0.20 per Mcf of purchased gas, and capital fees in amounts intended to yield a 20% internal rate of return for all capital expenditures on the system by Seminole. Our arrangement agreement with Magnum Hunter contemplates the restructuring of the Seminole agreements on substantially the terms set forth in a letter of intent we entered with Seminole and Magnum Hunter, including the payment of $10 million in cash or Magnum Hunter restricted stock and the cancellation of the remaining installments under the Seminole note. See Note 2 – Basis of Presentation and Going Concern.
Note 21 – Asset Retirement Obligations
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

	Year Ended December 31,
	2010	2009	2008

Asset retirement obligations, beginning of the year	$1,362,800	$1,094,700	$947,100
Liabilities incurred during the year	104,921	258,986	152,449
Liabilities settled during the year	(14,561)	(88,302)	(82,982)
Accretion expense recognized during the year	102,640	97,416	78,133

Asset retirement obligations, end of the year	$1,555,800	$1,362,800	$1,094,700

Note 22 – Subsequent Events
               Litigation Relating to the Arrangement. On January 12, 2011, a putative class action captioned David Matranga and Bill Hubbard v. NGAS Resources, Inc. et al., Case No. 11-C1-250, was filed in the Fayette Circuit Court, Division 9, in the Commonwealth of Kentucky. The defendants are NGAS and the members of the NGAS board of directors (NGAS defendants), and Magnum Hunter. The complaint alleges that the individual defendants violated British Columbia law by breaching their fiduciary duties and other obligations to the company’s shareholders in connection with the arrangement agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process in which the individual defendants engaged in self-dealing and agreed to certain provisions in the arrangement agreement, which resulted in an unfair price for NGAS shares and a failure to maximize shareholder value. The suit further alleges that NGAS and Magnum Hunter aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiffs seek, among other things, an order enjoining the NGAS defendants and Magnum Hunter from consummating the arrangement, rescission of the arrangement agreement, and attorneys’ fees and costs. On February 2, 2011, defendants filed motions to dismiss the plaintiffs’ complaint. On February 15, 2011, plaintiffs filed an amended complaint, reiterating the allegations in their original pleading and adding allegations challenging the sufficiency of the disclosures in NGAS Resources’ preliminary proxy statement. On February 18, 2011, defendants filed motions to dismiss plaintiffs’ amended complaint. On the same date, plaintiffs filed a motion for limited expedited discovery.
     While the company believes that plaintiffs’ claims are without merit and that it and the other defendants named in the lawsuit have valid defenses to all claims, in an effort to minimize the burden and expense of further litigation relating to such complaints, on March 1, 2011 the defendants reached an agreement in principle with the plaintiffs to settle the litigation and resolve all allegations by the plaintiffs against the defendants in connection with the arrangement. The settlement, which is subject to further definitive documentation and court approval, provides for a settlement and release by the purported class of NGAS shareholders of all claims against the defendants in connection with the arrangement. In exchange for such settlement and release, the parties agreed, after arm’s length discussions between and among the defendants and the plaintiffs, that the company would provide certain additional disclosures to those in its preliminary proxy statement relating to the arrangement agreement, although the company does not make any admission that such additional disclosures are material or otherwise required. After reaching agreement on the substantive terms of the settlement, the parties also agreed that plaintiffs may apply to the court for an award of attorneys’ fees and reimbursement of expenses, which, under certain circumstances, defendants have agreed not to oppose. In the event the settlement is not approved by the court or the conditions to settlement are not satisfied, the defendants will continue to vigorously defend these actions.
               Amendments to Change of Control Agreements. On January 24, 2011, the company entered into amendments to its change of control agreements with its executive officers to satisfy an overall $5 million limitation under the arrangement agreement on all severance, change of control and retention benefits, including potential cash payouts totaling $685,000 to key employees. The change of control agreements in effect prior to the amendments entitled the officers to a contingent payout equal to four times their annual base salary and bonus upon any termination of their employment without cause or resignation for good reason within five years after a change in control of the company. The amendments reduce the potential payouts under these agreements by an aggregate of $2,031,429 and change the form of payment from cash to Magnum Hunter common stock, at its election, in accordance with the arrangement agreement.
               Convertible Notes. As of February 28, 2011, the issuance date of the consolidated financial statements, we had $12.4 million in convertible notes outstanding, reflecting monthly note amortization installments paid in common stock through November 2010 and subsequent note conversions at an average reset price $0.37 following the cross default on the convertible notes.

Note 23 – Supplementary Information on Oil and Gas Development and Producing Activities
               General. This Note provides audited information on our oil and gas development and producing activities in accordance with ASC 932-235, Extractive Activities–Oil and Gas – Notes to Financial Statements, and Items 1204 though 1208 of Regulation S-K under the Exchange Act.
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

	Year Ended December 31,
Operating results:	2010	2009	2008

Revenues	$23,010,779	$26,586,422	$38,522,474
Production costs	(14,675,547)	(11,357,397)	(12,600,897)
DD&A	(11,084,289)	(10,998,965)	(9,252,942)
Income taxes (allocated on percent of gross profits)	1,429,255	(346,364)	(2,162,500)

Results of operations for producing activities	$(1,319,802)	$3,883,696	$14,506,135

               Capitalized Costs for Oil and Gas Producing Activities. For each of the years presented in the consolidated financial statements, the following table sets forth the components of capitalized costs for our oil and gas producing activities, all of which are conducted within the continental United States.

	As of December 31,
Capitalized costs:	2010	2009	2008

Proved properties	$205,859,733	$203,670,153	$192,186,676
Unproved properties	6,372,939	5,441,933	5,065,835
Gathering facilities and well equipment	16,202,326	15,411,788	67,326,445

	228,434,998	224,523,874	264,578,956
Accumulated DD&A	(53,804,514)	(42,334,195)	(35,360,612)

Total	$174,630,484	$182,189,679	$229,218,344

                Costs Incurred in Oil and Gas Acquisition and Development Activities. The following table lists the costs we incurred in oil and gas acquisition and development activities for the years presented in the consolidated financial statements.

	Year Ended December 31,
Property acquisition and development costs:	2010	2009	2008

Unproved properties	$931,005	$221,183	$1,189,114
Proved properties	2,159,534	10,060,741	39,970,220
Development costs	1,165,091	1,632,642	15,189,983

Total	$4,255,630	$11,914,566	$56,349,317

Note 24 – Supplementary Oil and Gas Reserve Information – Unaudited
               General. This Note provides unaudited information on our estimated proved oil and gas reserves and the present value of net cash flows from those reserves as of the end of each year presented in the consolidated financial statements. The reserves estimates for each period were prepared by Wright & Company, Inc., independent petroleum engineers meeting the standards of Society of Petroleum Engineers for estimating and auditing reserves. The estimates as of December 31, 2010 and 2009 were prepared in accordance with ASU 2010-03 and Subpart 1200 of Regulation S-K under the Exchange Act (collectively, current reserve rules). The current reserve rules went into effect at the end of 2009 and are intended to modernize reserve reporting standards to reflect current industry practices and technologies. Reserve estimates as of December 31, 2008 were prepared in accordance with SEC reserve reporting rules in effect prior to the current reserve rules (prior reserve rules).
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
               Our reserve estimates as of December 31, 2010 and 2009 were prepared using the average pricing model adopted under the current reserve rules, applying the unweighted 12-month average of the first-of-the-month reference prices for each commodity. The historical reserve estimates as of December 31, 2008 reflects commodity prices as of the date of the estimates in accordance with the prior reserve rules. In all cases, costs are determined as of the date the estimate, and both prices and costs are held constant over the estimated life of the reserves. Commodity prices used in the estimates of our proved reserves are shown in the following table.

Commodity prices for reserve estimates:	2010	2009	2008

Natural gas (Mcf)	$4.38	$3.87	$5.51

Crude oil (Bbl)	79.43	61.18	44.60

Natural gas liquids (Bbl)	49.64	34.32	26.20
               Estimated Oil and Gas Reserve Quantities. The following table summarizes our estimated quantities of proved developed and undeveloped reserves as of December 31, 2010 and 2009, using the twelve-month average pricing model under the current reserve rules, and historical reserve estimates as of December 31, 2008, using prices as of the date of the estimates in accordance with the prior reserve rules. Proved developed reserves are generally defined under the current reserve rules as the estimated amounts of oil and gas that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are estimated volumes that are expected with reasonable certainty to be recovered from new wells on undrilled acreage within a reasonable time horizon, generally limited to five years from the date of the estimate, based on reliable technology that has demonstrated by field testing to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In accordance with the current reserve rules, historical reserve estimates at December 31, 2008 were not restated. All reserves are located within the continental United States.

	As of December 31,
Proved Reserves:	2010	2009	2008

Natural gas (Mmcf)
Proved developed	35,192	38,177	44,817
Proved undeveloped	11,949	19,984	16,314

Total natural gas	47,141	58,161	61,131

Natural gas liquids (Mbbl)
Proved developed	1,260	1,391	1,500
Proved undeveloped	616	1,262	697

Total natural gas liquids	1,876	2,653	2,197

Crude oil (Mbbl)
Proved developed	650	709	602
Proved undeveloped	139	4	—

Total crude oil	789	713	602

Total natural gas equivalents (Mmcfe) (1)
Proved developed	46,652	50,776	57,425
Proved undeveloped	16,479	27,581	20,496

Total proved reserves	63,131	78,357	77,922

(1)	Crude oil and NGL are converted to equivalent natural gas volumes at a 6:1 ratio.
               Changes in Estimated Reserves. The following table summarizes changes in net proved reserves for each of the years presented in the consolidated financial statements.

Proved developed and	Natural Gas (Mmcf)			Crude Oil and NGL (Mbbls)
undeveloped reserves:	2010	2009	2008	2010	2009	2008

Beginning of year	58,161	61,131	102,165	3,366	2,798	500
Purchase of reserves in place	—	24	164	—	2	2
Extensions, discoveries and other additions	4,676	13,427	9,994	301	998	400
Transfers/sales of reserves in place	(1,179)	(13)	(45)	(89)	(7)	—
Revision to previous estimates	(11,799)	(13,087)	(48,059)	(854)	(261)	2,046
Production	(2,719)	(3,321)	(3,088)	(59)	(164)	(150)

End of year	47,140	58,161	61,131	2,665	3,366	2,798

Proved developed reserves	35,192	38,177	44,817	1,910	2,100	2,101

               As of December 31, 2010, our proved undeveloped (PUD) reserves of 16.5 Bcfe represented 26% of our total proved reserves. None of our 2010 year-end PUDs have been included in our reported reserves for more than five years. Under the current reserve rules, proved undeveloped reserves are estimated volumes expected with reasonable certainty to be recovered from new wells on undrilled acreage within a reasonable time horizon, generally limited to five years from the date of the estimate, based on reliable technology that has demonstrated by field testing to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. We added 5.4 Bcfe in horizontal PUD locations supported by reliable technology as of December 31, 2010 and 1.1 Bcfe in proved developed reserves from wells drilled during 2010 on unproved locations. The additions were offset by net negative revisions of 16.9 Bcfe to our prior year estimates. The revisions reflect an increase of 2.3 Bcfe from higher 2010 average prices and decreases of 6.9 Bcfe due to quantity revisions and 12.3 Bcfe from the loss of 23,872 undeveloped acres in Leatherwood for failure to meet the annual drilling commitment for that acreage block.

               As of December 31, 2009, our PUD reserves of 27.6 Bcfe represented 35% of our total proved reserves. None of our 2009 year-end PUDs had been included in our reported reserves for more than five years. Based on modifications adopted under the current reserve rules for unconventional resources supported by reliable technology, we added 15.9 Bcfe in new horizontal PUD locations. We also converted 0.03 Bcfe in prior year-end PUDs and 19.4 Bcfe in unproved reserves into proved developed reserves during 2009. These additions were partially offset by negative revisions of 6.7 Bcfe to our proved developed reserves from lower 2009 average prices. Estimates of our proved undeveloped reserves as of December 31, 2009 include locations that would generate positive future net revenue based on the constant prices and costs determined under the current reserve rules but would have negative present value when discounted at 10% per year under the standardized measure. These locations have been included based on our business plan for their development, along with all other PUD locations, within the next five years.
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
               Standardized Measure of Discounted Future Net Cash Flows. The following table presents the standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. Estimates at December 31, 2010 and 2009 reflect an unweighted 12-month average of the first-of-the-month reference prices for each commodity in accordance with the current reserve rules. Estimates at December 31, 2008 reflect commodity prices as of the date of the estimate under the prior reserve rules. In all cases, prices were held constant over the estimated life of the reserves, except for future production to be sold at contractually determined prices. The estimated future cash inflows were reduced by estimated future costs to develop and produce the proved reserves based on cost levels as of the date of the estimates. Future income taxes were based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits. The future net cash flows were reduced to present value by applying a 10% discount rate prescribed under both the current and prior reserve rules. The standardized measure of discounted future net cash flows (SEC-10) is not intended to represent the replacement cost or fair market value of oil and gas properties.
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Future cash inflows	$204,263	$215,771	$374,832
Future development costs	(28,312)	(39,687)	(39,097)
Future production costs	(59,997)	(61,876)	(121,047)
Future income tax expenses	(26,700)	(26,001)	(53,233)

Undiscounted future net cash flows	89,254	88,207	161,455
10% annual discount for estimated timing of cash flows	(63,150)	(59,441)	(93,892)

Standardized measure of discounted future net cash flows	$26,104	$28,766	$67,563

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
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Balance, beginning of year	$28,766	$67,563	$102,782
Increase (decrease) due to current year operations:
Sales and transfers of oil and gas, net of related costs	(8,335)	(15,229)	(25,922)
Extensions, discoveries and improved recovery, less related costs	(2,323)	1,903	12,071
Purchase of reserves in place	—	180	2,667
Transfer/sales of reserves in place	1,062	(132)	—
Increase (decrease) due to changes in standardized variables:
Net changes in prices and production costs	8,678	(27,095)	(27,272)
Revisions of previous quantity estimates	(6,560)	1,296	(24,060)
Accretion of discount	2,877	6,756	10,278
Net change in future income taxes	698	(7,115)	17,879
Production rates (timing) and other	1,241	639	(860)

Net increase (decrease)	(2,662)	(38,797)	(35,219)

Balance, end of year(1)	$26,104	$28,766	$67,563

(1)	Reflects the twelve-month average of the first-day-of-the-month reference prices for 2010 and 2009 and the year-end reference prices for 2008.
               Changes in the standardized measure reflect the impact PUD reserves that would generate positive future net revenue based on the constant prices and costs determined under the current reserve rules but would have negative present value when discounted at 10% per year. Extensions and discoveries had a negative impact on the standardized measure at December 31, 2010 because all but one of the PUD locations added during the year had negative SEC-10 values. In addition, although we lost 23,872 undeveloped acres in Leatherwood at the end of 2010 for failure to meet our annual; drilling commitment for that block, the PUDs booked to that acreage had a negative SEC-10 value, creating a positive impact on the standardized measure at December 31, 2010.

Supplementary Selected Quarterly Financial Data – Unaudited
               The following table provides unaudited supplementary financial information on our results of operations for each quarter in the two-year period ended December 31, 2010.

	(In thousands, except per share amounts)

	Year Ended December 31,
	2010				2009
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Revenues	$14,673	$10,957	$13,925	$11,265	$14,769	$11,195	$14,664	$17,196
Income (loss) before income taxes	(11,844)	(3,585)	(1,976)	(5,113)	(4,126)	(614)	(2,039)	(1,264)
Net income (loss)	(11,090)	(2,509)	(1,064)	(4,830)	(3,213)	(1,122)	(1,935)	(1,431)

Basic EPS	(0.24)	(0.06)	(0.03)	(0.15)	(0.11)	(0.04)	(0.07)	(0.05)

Common stock price range:

High	$0.88	$1.16	$1.75	$2.14	$2.40	$2.62	$3.00	$2.26
Low	0.35	0.79	1.03	1.35	1.60	1.46	1.18	0.77